Form 10-K
period 1993-10-31
NAVISTAR FINANCIAL CORP
filed 1994-01-27
CIK 51303

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1993

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from  to

                        COMMISSION FILE NUMBER 1-4146-1

                         NAVISTAR FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-2472404
    (STATE OR OTHER JURISDICTION OF
     INCORPORATION OR ORGANIZATION)

                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)

          2850 WEST GOLF ROAD                             60008
       ROLLING MEADOWS, ILLINOIS                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 708-734-4275

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         7 1/2% Debentures, due 1994                      New York Stock Exchange
  11.95% Subordinated Debentures, due 1995                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  AS OF DECEMBER 31, 1993, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 1,600,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1993 ANNUAL REPORT TO SHAREOWNER (PARTS II AND IV)

  THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                          YEAR ENDED OCTOBER 31, 1993

  Navistar Financial Corporation's 1993 Annual Report to Shareowner contains much of the financial information required in this Form 10-K. Such information is incorporated in this Form 10-K by reference to applicable pages of the 1993 Annual Report to Shareowner, a complete copy of which is provided herein. Except for those pages specifically referred to herein as incorporated by reference, the 1993 Annual Report to Shareowner shall not be deemed to be filed with the Commission.

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I   Item  1. Business (A)..........................................   1
          Item  2. Properties (A)........................................   1
          Item  3. Legal Proceedings.....................................   1
                   Submission of Matters to a Vote of Security Holders
          Item  4.  (A)..................................................   1
 PART II  Item  5. Market for the Registrant's Common Equity and Related
                   Stockholder Matters...................................   2
          Item  6. Selected Financial Data (A)...........................   2
          Item  7. Management's Discussion and Analysis of Financial
                   Condition and
                   Results of Operations (A).............................   2
          Item  8. Financial Statements and Supplementary Data...........   2
          Item  9. Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................   2
                   Directors and Executive Officers of the Registrant
 PART III Item 10.  (A)..................................................   2
          Item 11. Executive Compensation (A)............................   2
                   Security Ownership of Certain Beneficial Owners and
          Item 12.  Management (A).......................................   2
          Item 13. Certain Relationships and Related Transactions (A)....   2
                   Exhibits, Financial Statement Schedules and Reports on
 PART IV  Item 14.  Form 8-K.............................................   2
 INDEPENDENT AUDITORS' REPORT.............................................  4
 SIGNATURES--Principal Accounting Officer.................................  4
 --Directors..............................................................  5
 POWER OF ATTORNEY........................................................  5
 SCHEDULES................................................................  S-1
 EXHIBITS.................................................................  E-1

- --------
(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Transportation Corp. and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

                                     PART I

ITEM 1. BUSINESS

  The registrant, Navistar Financial Corporation ("NFC"), was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"). As used herein, the "Corporation" refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

  The Corporation provides wholesale, retail, and to a lesser extent, lease financing in the United States for sales of new and used trucks sold by Transportation and Transportation's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of Transportation. To a minor extent, sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation truck products. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through the independent insurance agency system.

ITEM 2. PROPERTIES

  The Corporation uses leased facilities to carry out most of the administrative and finance sales activities.

ITEM 3. LEGAL PROCEEDINGS

  In July 1992, Navistar announced its decision to change its retiree health care benefit plans, including those of the Corporation. Navistar concurrently filed a declaratory judgment class action lawsuit to confirm its right to change these benefits in the U.S. District Court for the Northern District of Illinois ("Illinois Court"). A countersuit was subsequently filed against Navistar by its unions in the U.S. District Court for the Southern District of Ohio. On October 16, 1992, Navistar withdrew its declaratory judgment action in the Illinois Court and began negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") to resolve issues affecting both retirees and employees. On December 17, 1992, Navistar announced that a tentative agreement had been reached with the UAW on restructuring retiree health care and life insurance benefits ("the Settlement Agreement"). During the third quarter of 1993, all court, regulatory agency and shareowner approvals required to implement the Settlement Agreement concerning retiree health care benefit plans were obtained. The Settlement Agreement became effective and the restructured retiree health care and life insurance plan was implemented on July 1, 1993.

  In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation and the Corporation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. The amount of any potential liability is uncertain and Transportation and the Corporation believe that there are meritorious arguments for overturning or diminishing the verdict on appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Intentionally omitted. See the index page of this Report for explanation.

                                    PART II

  The information required by Items 5, 7 and 8 is incorporated by reference from the 1993 Annual Report to Shareowner on the pages indicated:

                                                                     1993 ANNUAL
                                                                     REPORT PAGE
                                                                     -----------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.........................................       16
ITEM 6. SELECTED FINANCIAL DATA
  Intentionally omitted. See the index page of this Report for explanation.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS ..................................       21
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Navistar Financial Corporation and Subsidiaries:
  Statement of Consolidated Income and Retained Earnings for the
   years ended October 31, 1993, 1992 and 1991.....................        5
  Statement of Consolidated Financial Condition as of October 31,
   1993 and 1992...................................................        6
  Statement of Consolidated Cash Flow for the years ended October
   31, 1993, 1992 and 1991.........................................        7
  Notes to Consolidated Financial Statements.......................        8
  Independent Auditors' Report.....................................       20

                               ----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEMS 10, 11, 12 AND 13

  Intentionally omitted. See the index page of this Report for explanation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 Financial Statements

  See Index to Financial Statements in Item 8.

 Financial Statement Schedules

                                                                       FORM 10-K
                                                                         PAGE
                                                                       ---------
     I--Marketable Securities--Other Investments......................    S-1
   IX--Short-Term Borrowings..........................................    S-2

  All schedules other than Schedules I and IX indicated above are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1993 Annual Report to Shareowner.

EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

  EXHIBIT                                                             FORM 10-K
  NUMBER   DESCRIPTION                                                  PAGE
  -------  -----------                                                ---------
  (3)      Articles of Incorporation and By-Laws of the Registrant..     E-1
  (4)      Instruments Defining the Rights of Security Holders......     E-2
 (10)      Material Contracts.......................................     E-3
                Navistar Financial Corporation 1993 Annual Report to
 (13)      Shareowner...............................................     N/A
 (24)      Power of Attorney........................................       5

 Reports on Form 8-K

  No reports on Form 8-K were filed for the three months ended October 31, 1993.

                          INDEPENDENT AUDITORS' REPORT

Navistar Financial Corporation:

  We have audited the statement of consolidated financial condition of Navistar Financial Corporation and its subsidiaries as of October 31, 1993 and 1992 and the related statements of consolidated income and retained earnings and of consolidated cash flow for each of the three years in the period ended October 31, 1993, and have issued our report thereon dated December 1, 1993 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and No.
109); such consolidated financial statements and report are included in your 1993 Annual Report to Shareowner and are incorporated herein by reference. Our audits also included the financial statement schedules of Navistar Financial Corporation and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of Navistar Financial Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche

Chicago, Illinois
December 1, 1993

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NAVISTAR FINANCIAL CORPORATION
                                                  (Registrant)

                                                                January 27, 1994
       /s/ Andrew C. Hill
By: _________________________________
           Andrew C. Hill
    Vice President and Controller
   (Principal Accounting Officer)

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                                                      EXHIBIT 24

                               POWER OF ATTORNEY

  Each person whose signature appears below does hereby make, constitute and appoint John J. Bongiorno, Andrew C. Hill and William W. Jones and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ John J. Bongiorno                                          January 27, 1994
- ------------------------------------
         John J. Bongiorno           President and Chief
                                      Executive Officer; Director
                                      (Principal Executive
                                      Officer)
       /s/ R. Wayne Cain                                            January 27, 1994
- ------------------------------------
           R. Wayne Cain             Vice President and
                                      Treasurer; Director
                                      (Principal Financial
                                      Officer)
      /s/ James C. Cotting
- ------------------------------------
          James C. Cotting           Director                       January 27, 1994
       /s/ Andrew C. Hill                                           January 27, 1994
- ------------------------------------
           Andrew C. Hill            Vice President and
                                      Controller; Director
                                      (Principal Accounting
                                      Officer)
      /s/ Thomas M. Hough
- ------------------------------------
          Thomas M. Hough            Director                       January 27, 1994
       /s/ John R. Horne
- ------------------------------------
           John R. Horne             Director                       January 27, 1994
     /s/ Robert C. Lannert
- ------------------------------------
         Robert C. Lannert           Director                       January 27, 1994
     /s/ Robert I. Morrison
- ------------------------------------
         Robert I. Morrison          Director                       January 27, 1994
      /s/ Thomas D. Silver
- ------------------------------------
          Thomas D. Silver           Director                       January 27, 1994

                                                                      SCHEDULE I

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                    MARKETABLE SECURITIES--OTHER INVESTMENTS

                             AS OF OCTOBER 31, 1993
                             (MILLIONS OF DOLLARS)

              COLUMN A                COLUMN B   COLUMN C   COLUMN D   COLUMN E
              --------                --------- ---------- ---------- -----------
                                      NUMBER OF
                                      SHARES OR
                                       UNITS--               MARKET    AMOUNT AT
                                      PRINCIPAL             VALUE OF     WHICH
                                      AMOUNT OF            EACH ISSUE CARRIED IN
  NAME OF ISSUER AND TITLE OF EACH    BONDS AND  COST OF   AT BALANCE THE BALANCE
                ISSUE                   NOTES   EACH ISSUE SHEET DATE    SHEET
  --------------------------------    --------- ---------- ---------- -----------
MARKETABLE SECURITIES
  U.S. Government Obligations........   $74.8     $ 69.6     $ 74.5     $ 70.1
  Foreign Government Obligations.....                1.6        1.7        1.6
  Corporate Obligations..............               17.9       18.4       17.8
  Asset-backed Obligations...........               12.5       13.0       12.5
  Mortgage-backed Obligations........               23.6       24.4       23.6
                                                  ------     ------     ------
    Total............................             $125.2     $132.0     $125.6
                                                  ======     ======     ======

                                                                     SCHEDULE IX

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

              FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

        COLUMN A         COLUMN B    COLUMN C     COLUMN D     COLUMN E      COLUMN F
        --------         --------- ------------- ----------- ------------- -------------
                                     WEIGHTED      MAXIMUM      AVERAGE      WEIGHTED
                                      AVERAGE      AMOUNT       AMOUNT        AVERAGE
                          BALANCE  INTEREST RATE OUTSTANDING  OUTSTANDING  INTEREST RATE
 CATEGORY OF AGGREGATE    AT END      AT END       DURING       DURING        DURING
 SHORT-TERM BORROWINGS   OF PERIOD   OF PERIOD   THE PERIOD  THE PERIOD(1) THE PERIOD(2)
 ---------------------   --------- ------------- ----------- ------------- -------------
1993
Borrowings from banks...  $ 75.0       6.50%       $ 75.0       $   .6         6.50%
Commercial paper
 borrowings.............     --          --        $  --           --            --
                          ------                                ------
    Total...............  $ 75.0       6.50%       $ 75.0       $   .6         6.50%
                          ======                                ======
1992
Borrowings from banks...  $  --          --        $ 40.0       $ 11.9         5.60%
Commercial paper
 borrowings.............     --          --        $163.3         44.3         5.47%
                          ------                                ------
    Total...............  $  --          --        $203.3       $ 56.2         5.50%
                          ======                                ======
1991
Borrowings from banks...  $ 40.0       5.81%       $170.0       $ 60.6         7.19%
Commercial paper
 borrowings.............   143.8       6.03%       $393.2        315.7         7.12%
                          ------                                ------
    Total...............  $183.8       5.98%       $563.2       $376.3         7.13%
                          ======                                ======

- --------
Notes:
(1)The amount outstanding is calculated based on average daily borrowings outstanding.
(2)Calculated by dividing the actual interest for the year by the average daily balance outstanding.

                                                                       EXHIBIT 3

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     ARTICLES OF INCORPORATION AND BY-LAWS

  The following documents of Navistar Financial Corporation are incorporated herein by reference:

    3.1 Restated Certificate of Incorporation of Navistar Financial Corporation (as amended and in effect on December 15, 1987). Filed on Form 8-K dated December 17, 1987. Commission File No. 1-4146-1.

    3.2 The By-Laws of Navistar Financial Corporation (as amended February 29, 1988). Filed on Form 10-K dated January 19, 1989. Commission File No. 1-4146-1.

                                                                       EXHIBIT 4

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS,
                              INCLUDING INDENTURES

  The following instruments of Navistar Financial Corporation defining the rights of security holders, including indentures, are incorporated herein by reference:

    4.1 Indenture, dated as of January 15, 1973, between the Corporation and Manufacturers Hanover Trust Company, as Trustee, succeeded by Commerce Union Bank, now known as Sovran Bank/Central South, as successor Trustee, for 7 1/2% Debentures due 1994 for $75,000,000. Filed on Registration No. 2-46636.

    4.2 Indenture, dated November 1, 1985 between the Corporation and Continental Bank N. A., as Trustee, succeeded by State Street Bank and Trust Company, as successor Trustee, for 11.95% Subordinated Debentures due 1995 for $100,000,000. Filed on Registration No. 33-1259; 33-1259-01.

    4.3 Indenture, dated September 22, 1989 between the Corporation and The First National Bank of Chicago, as Trustee, succeeded by Bank One, Columbus, NA, as successor Trustee, for $400,000,000 of debt securities on terms determined at time of sale. Filed on Registration No. 33-31003.

    4.4 Indenture, dated as of November 15, 1993 between the Corporation and Continental Bank, National Association, as Trustee, for 8 7/8% Senior Subordinated Notes due 1998 for $100,000,000. Filed on Registration No. 33-50541.

                                                                      EXHIBIT 10

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                               MATERIAL CONTRACTS

  The following material contracts of Navistar Financial Corporation and Navistar International Transportation Corp. are incorporated herein by reference:

        10.1 Pooling and Servicing Agreement dated as of December 1, 1990 between the Corporation, as Servicer, Navistar Financial
                 Securities Corporation, as Seller, and Manufacturers Hanover
                 Trust Company, as Trustee. Filed on Registration No.
                 33-36767.
        10.2     Purchase Agreement dated as of December 1, 1990 between the
                 Corporation and Navistar Financial Securities Corporation, as
                 Purchaser, with respect to the Dealer Note Trust 1990. Filed on Registration No. 33-36767.
        10.3 Pooling and Servicing Agreement dated as of December 1, 1991 between the Corporation, as Servicer, Navistar Financial
                 Retail Receivables Corporation, as Seller, and The Bank of
                 New York, as Trustee, with respect to Navistar Financial
                 1991-1 Grantor Trust. Commission File No. 1-4146-1.
        10.4     Navistar Financial Grantor Trusts Standard Terms and
                 Conditions of Agreement Effective December 1, 1991 between the Corporation, as Servicer, and Navistar Financial Retail
                 Receivables Corporation, as Seller, with respect to Navistar
                 Financial Grantor Trusts formed on or subsequent to December
                 1, 1991. Commission File No. 1-4146-1.
        10.5     Purchase Agreement dated as of December 16, 1991 between the
                 Corporation and Navistar Financial Retail Receivables
                 Corporation, as Purchaser, with respect to Navistar Financial
                 1991-1 Grantor Trust. Commission File No. 1-4146-1.
        10.6     Amended and Restated Credit Agreement dated as of April 26,
                 1993 among the Corporation, certain banks, and Chemical Bank, Continental Bank N.A. and Morgan Guaranty Trust Company of
                 New York, as Co-Agents. Filed on Form 8-K dated April 30,
                 1993. Commission File No. 1-4146-1.
        10.7 Security, Pledge and Trust Agreement between the Corporation and Bankers Trust Company, Trustee, dated as of April 26,
                 1993. Filed on Form 8-K dated April 30, 1993. Commission File
                 No. 1-4146-1.
        10.8     Amended and Restated Purchase Agreement among Truck Retail
                 Instalment Paper Corp., as Seller, the Corporation, certain purchasers, Chemical Bank and Continental Bank N.A. as Co-
                 Agents, and J.P. Morgan Delaware as Administrative Agent, dated as of April 26, 1993. Filed on Form 8-K dated April 30,
                 1993. Commission File No.
                 1-4146-1.
        10.9 Master Intercompany Agreement dated as of April 26, 1993 between the Corporation and Transportation. Filed on Form 8-K dated April 30, 1993. Commission File No.
                 1-4146-1.
        10.10 Intercompany Purchase Agreement dated as of April 26, 1993 between the Corporation and Truck Retail Instalment Paper
                 Corp. Filed on Form 8-K dated April 30, 1993. Commission File
                 No. 1-4146-1.
        10.11 Pooling and Servicing Agreement dated as of November 10, 1993 between the Corporation, as Servicer, and Navistar Financial
                 Retail Receivables Corporation, as Seller, and Navistar
                 Financial 1993-A Owner Trust. Filed on Registration No.
                 33-50291.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                               MATERIAL CONTRACTS

    10.12 Purchase Agreement dated as of November 10, 1993 between the Corporation and Navistar Financial Retail Receivables
           Corporation, as Purchaser, with respect to Navistar Financial 1993-A Owner Trust. Filed on Registration No. 33-50291.

    10.13 Administration Agreement dated as of November 10, 1993 between the Corporation, The Bank of New York, as Indenture Trustee, and Navistar Financial 1993-A Owner Trust. Filed on Registration No. 33-50291.