Form 10-Q
period 1994-01-31
NAVISTAR FINANCIAL CORP
filed 1994-03-14
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1994

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                  ----------
                        Commission File Number 1-4146-1
                                  ----------


                       NAVISTAR FINANCIAL CORPORATION
            (Exact name of Registrant as specified in its charter)


          Delaware                                    36-2472404
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


   2850 West Golf Road Rolling Meadows, Illinois        60008
      (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number including area code 708-734-4275


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 28, 1994, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                                       Form 10-Q





                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES



                                     INDEX

                                                                        Page


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

     Statement of Consolidated Income and Retained Earnings --
       Three Months Ended January 31, 1994 and 1993. . . . . . . . . . .   2

     Statement of Consolidated Financial Condition --
       January 31, 1994; October 31, 1993; and January 31, 1993. . . . .   3

     Statement of Consolidated Cash Flow --
       Three Months Ended January 31, 1994 and 1993. . . . . . . . . . .   4

     Notes to Consolidated Financial Statements. . . . . . . . . . . . .   5

   Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition. . . . . . . . . . . .   8


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                                                    Form 10-Q

                               PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                                         Three Months Ended
                                                                            January 31
                                                                           1994       1993
Revenue
  Retail notes and lease financing . . . . . . . . . . . . . . . . . . . $ 24.5     $ 28.8
  Wholesale notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    9.1        7.1
  Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4.6        4.1
  Insurance premiums earned. . . . . . . . . . . . . . . . . . . . . . .   13.7       15.0
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .    2.7        3.8
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54.6       58.8


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15.7       20.8
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1.4         .7
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17.1       21.5

  Credit, collection and administrative. . . . . . . . . . . . . . . . .    2.5        4.0
  Provision for losses on receivables. . . . . . . . . . . . . . . . . .     .8         .9
  Insurance claims and underwriting. . . . . . . . . . . . . . . . . . .   15.6       15.5
  Other expense (revenue), net . . . . . . . . . . . . . . . . . . . . .     .9        1.8
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36.9       43.7


Income Before Taxes on Income and Cumulative Effect
  of Changes in Accounting Policy. . . . . . . . . . . . . . . . . . . .   17.7       15.1

Taxes on Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.8        5.4

Income Before Cumulative Effect of Changes
  in Accounting Policy . . . . . . . . . . . . . . . . . . . . . . . . .   10.9        9.7

Cumulative Effect of Changes in Accounting Policy (Note 1) . . . . . . .      -        8.8

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10.9         .9

Retained Earnings

  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .   48.4       48.5

  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.9          -

  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 52.4     $ 49.4




See Notes to Consolidated Financial Statements.

                                                                      Form 10-Q

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                  January 31   October 31    January 31
                                                     1994         1993          1993
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . . . .    $   36.4     $   33.9      $  180.9

Marketable Securities. . . . . . . . . . . . . .       136.6        125.6         131.3

Finance Receivables
   Retail notes and lease financing. . . . . . .       460.7        831.4         845.2
   Wholesale notes . . . . . . . . . . . . . . .       264.5        259.0         147.4
   Accounts. . . . . . . . . . . . . . . . . . .       281.7        245.1         222.6
                                                     1,006.9      1,335.5       1,215.2
   Allowance for losses. . . . . . . . . . . . .       (10.3)       (12.0)        (11.8)
     Finance Receivables, Net. . . . . . . . . .       996.6      1,323.5       1,203.4

Amounts Due from Sales of Receivables
   (Note 3). . . . . . . . . . . . . . . . . . .        98.9         75.5          60.1
Equipment on Operating Leases, Net . . . . . . .        16.7         25.1          18.4
Repossessions. . . . . . . . . . . . . . . . . .         4.1          1.8           9.9
Other Assets . . . . . . . . . . . . . . . . . .        98.1         39.8          41.0
Total Assets . . . . . . . . . . . . . . . . . .    $1,387.4     $1,625.2      $1,645.0

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Bank Borrowings . . . . . . . . . . .    $      -     $   75.0      $      -
Accounts Payable
   Affiliated companies. . . . . . . . . . . . .        95.4         19.5          22.2
   Other . . . . . . . . . . . . . . . . . . . .        69.7         57.8          55.6
      Total. . . . . . . . . . . . . . . . . . .       165.1         77.3          77.8

Dealers' Reserves. . . . . . . . . . . . . . . .        17.2         17.3          16.9
Unpaid Insurance Claims and Unearned Premiums. .       130.3         94.5          84.6
Accrued Income Taxes . . . . . . . . . . . . . .        13.0          3.1           8.5
Accrued Interest . . . . . . . . . . . . . . . .         9.1         14.4          14.3
Senior and Subordinated Debt (Note 2). . . . . .       829.3      1,124.2       1,222.5

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding) . . . . . .       171.0        171.0         171.0
   Retained earnings . . . . . . . . . . . . . .        52.4         48.4          49.4
      Total. . . . . . . . . . . . . . . . . . .       223.4        219.4         220.4
Total Liabilities and Shareowner's Equity. . . .    $1,387.4     $1,625.2      $1,645.0

See Notes to Consolidated Financial Statements.

                                                                      Form 10-Q

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                          Three Months Ended
                                                                              January 31
                                                                           1994       1993
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  10.9    $    .9
   Adjustments to reconcile net income to cash
      provided from operations:
      Cumulative effect of changes in accounting policy. . . . . . . . . .      -        8.8
      Gains on sales of receivables. . . . . . . . . . . . . . . . . . . .   (8.9)      (5.1)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    2.0        1.8
      Provision for losses on receivables. . . . . . . . . . . . . . . . .     .8         .9
      Increase in accounts payable to affiliated companies . . . . . . . .   75.9       23.0
      Increase (decrease) in unpaid insurance reserves . . . . . . . . . .   (2.8)        .8
      Increase (decrease) in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . . .   23.6       (1.4)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1.9)      (1.5)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   99.6       28.2

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . . .  493.4      166.9
   Purchase of retail notes and lease receivables. . . . . . . . . . . . . (219.7)    (142.2)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . .   50.3       90.2
   Acquisitions over cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . . .  (42.1)     (37.7)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . . .  (25.8)     (24.0)
   Proceeds from sales of marketable securities. . . . . . . . . . . . . .   15.5       23.7
   Decrease (increase) in property and equipment leased to others. . . . .    7.2       (3.4)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  278.8       73.5

Cash Flow From Financing Activities
   Principal payments on bank revolving credit facility. . . . . . . . . . (219.0)         -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . . .  (75.0)         -
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . . .   (6.9)         -
   Principal payments on short-term debt . . . . . . . . . . . . . . . . .  (75.0)         -
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (375.9)         -

Increase in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . .    2.5      101.7

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . .   33.9       79.2

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . .$  36.4    $ 180.9


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  21.0    $  26.6

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .$    .3    $    .1

See Notes to Consolidated Financial Statements.

                                                                     Form 10-Q



                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). Navistar International Transportation Corp.
    ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent Company of NFC.

    The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in the Corporation's 1993 Annual Report on Form 10-K and should be read in conjunction with the Notes to the Consolidated Financial Statements therein.

    In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

    In the third quarter of fiscal 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" retroactive to November 1, 1992. The cumulative effect of adopting these changes in accounting policy retroactive to November 1, 1992 resulted in an after tax charge to income of $8.8 million in the first quarter of fiscal 1993.



2. There was no outstanding short-term debt during the first three months of fiscal 1994 and 1993. The weighted average interest rate on all debt, including the effect of discounts and related amortization, was 7.3% and 6.8% for the first three months of fiscal 1994 and 1993, respectively.

    Accounts payable due to affiliated companies at January 31, 1994 include an intercompany advance of $99.5 million. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental borrowing rate.

                                                                     Form 10-Q


                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                       January 31    October 31    January 31
                                          1994          1993          1993
                                                    ($ Millions)
    Retail notes . . . . . . . . . . .   $  925.3        $539.4        $374.0
    Wholesale notes. . . . . . . . . .      300.0         300.0         300.0
          Total. . . . . . . . . . . .   $1,225.3        $839.4        $674.0

    The allowance for losses on receivables is summarized as follows:

                                       January 31    October 31    January 31
                                          1994          1993          1993
                                                    ($ Millions)
    Allowance pertaining to:
       Owned notes . . . . . . . . . .      $10.3         $12.0         $11.8
       Sold notes. . . . . . . . . . .        5.0           2.8           2.2
          Total. . . . . . . . . . . .      $15.3         $14.8         $14.0

    The "Amounts Due From Sales of Receivables" primarily represents holdback reserves established pursuant to the limited recourse provisions of certain retail note sales. The Corporation's maximum exposure under all receivable sale recourse provisions at January 31, 1994 is $164.8 million which includes holdback reserves of $84.3 million, subordinated retained interests in securitized receivable sales of $53.1 million and certain cash deposits established pursuant to securitized receivables recourse provisions of $27.4 million. The allowance for estimated losses on sold notes which is determined on a basis consistent with owned receivables is included in "Amounts Due From Sales of Receivables" in the Statement of Consolidated Financial Condition.

    The securitized sales structures also require the Corporation to maintain funds for payment of principal and/or interest to the investors in the event that collections on the securitized notes are less than required. The Corporation's other assets include deposits of $31.1 million at January 31, 1994 and $9.6 million at October 31, 1993 and January 31, 1993 which are held by the sales trusts and restricted for use by the securitized sales agreements.

                                                                     Form 10-Q

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




4. The Corporation has $1,327 million of contractually committed support facilities, consisting of a $727 million bank revolving credit facility and a $600 million retail notes receivable purchase facility. At January 31, 1994, unused commitments under these facilities were $273 million, which when combined with unrestricted cash and cash equivalents made $309 million available to fund the general business purposes of the Corporation.

    The Corporation paid regular dividends of $1.9 million and a special dividend of $5.0 million to Transportation during the first three months of 1994. No dividends were paid during the first three months of 1993. Effective with the decline in the Corporation's debt ratings in 1992, the Corporation's bank revolving credit facility limits regular dividends to Transportation to 50% of cumulative net income, measured quarterly beginning February 1, 1992. Under this provision at January 31, 1994, $5.5 million was available for regular dividends to Transportation. The restated bank revolving credit facility also permits a special dividend to Transportation in an aggregate amount not to exceed $20 million, payable after July 1, 1993. At January 31, 1994, $5 million was available for a special dividend to Transportation in the second quarter of fiscal 1994 or thereafter.


5. During the first quarter of fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). This statement, which is applicable to the Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company, eliminates the practice of reporting liabilities relating to reinsured contracts net of the effects of reinsurance. It requires reinsurance receivables including amounts related to unpaid insurance claims, and prepaid reinsurance premiums to be reported as assets. The adoption of SFAS 113 resulted in the reclassification of $38.6 million of reinsurance receivables from unpaid insurance claims and unearned premiums to other assets at January 31, 1994. The adoption of SFAS 113 did not have a material effect on the Corporation's financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - First Three Months of Fiscal 1994 Compared with First
                        Three Months of Fiscal 1993

Consolidated

In the first quarter of fiscal 1994, the Corporation earned pretax income of $17.7 million compared to $15.1 million, excluding one-time charges, for the same period a year ago. Pretax income from the Corporation's finance operations increased $3.7 million with a $366 million increase in sales of retail notes receivable. Higher loss experience in the Corporation's liability insurance product lines reduced first quarter pretax earnings from insurance operations by $1.1 million.

The Corporation's consolidated net income was higher by $10 million for the first quarter of 1994 compared to the first quarter of 1993 related to the above operational changes and a one-time $8.8 million net of tax charge in 1993 for the cumulative effect of adopting new accounting standards for income taxes and post-retirement benefits.

Finance Operations

First quarter revenue from finance operations decreased $2.6 million to $38.8 million in 1994 as increased volumes of retail note sales caused the average balance of owned retail notes to decrease significantly compared to the first quarter of 1993. A slight drop in the owned retail portfolio yield also contributed as the portfolio yield continued to adjust to current market rates. The effects of these factors on revenue were offset, in part, by an increase in average wholesale note balances in support of higher demand for Transportation truck products. Retail receivable balances of $538 were sold during the first quarter of 1994 compared to $172 million in 1993 increasing the gain component of retail revenue to $10.3 million from $5.1 million.

Interest expense declined $5.1 million in 1994 compared to 1993 with the decrease in average owned finance receivable balances which required less debt to support. Credit, collection and administration expenses also dropped as the owned percentage of serviced retail receivables decreased.

Insurance Operations

The decrease in pretax income for Harco National Insurance Company ("Harco"), NFC's wholly owned insurance subsidiary, resulted from higher loss experience in Harco's liability insurance lines. Harco's losses on all product lines as a percentage of earned premiums increased 8 points over the first quarter of 1993. Lower earnings from Harco's investment portfolio also contributed to the decline in insurance earnings for the first quarter of fiscal 1994.

                                                                     Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial's traditional sources of funding for its receivables include com-mercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of receivables and equity capital. The insurance operations generate their funds through internal operations and have no external borrowings.

During the first three months of fiscal 1994, the Corporation supplied 92% of the wholesale financing of new trucks to Transportation's dealers and 15% of the retail financing of new International trucks sold in the United States. These market shares are up from 88% for wholesale financing and 14.3% for retail financing in the first fiscal quarter of 1993. Increased industry demand for Transportation truck products and, to a much lesser extent, these higher market shares caused serviced truck receivables and leases to grow to $2.4 billion at January 31, 1994, from $2.3 billion at October 31, 1993 and $2.1 billion at January 31, 1993. Gross acquisitions of retail notes and leases for the first fiscal quarter increased to $241 million in 1994 from $165 million in 1993. Serviced wholesale note balances were $565 at January 31, 1994 compared to $559 million at October 31, 1993 and $447 million at January 31, 1993.

Owned net finance receivable balances declined to $997 million at January 31, 1994 from $1,324 million at October 31, 1993 and $1,203 million at January 31, 1993. During the first fiscal quarter, the Corporation sold $538 million of retail notes receivable, $203 million through its bank receivable purchase facility and $335 million through its special purpose subsidiary, Navistar Financial Retail Receivables Corporation, and an owner trust to public investors. The public sale was part of a $1 billion registration of asset backed securities filed by Navistar Financial Retail Receivables Corporation in September 1993. Except for a $25 million cash reserve account established as credit enhancement for the public sale, all the cash proceeds from these receivable sales were used to reduce borrowings under the Corporation's revolving bank credit facility.


During 1992, ratings on the Corporation's debt were lowered by Moody's Investors Service, Inc. ("Moody's"), Standard and Poor's Corporation ("Standard and
Poor's") and Duff & Phelps. After the reduction in credit ratings, the Corporation's commercial paper and uncommitted bank borrowings were refinanced at maturity with borrowings from the Corporation's revolving bank line of credit. There were no outstanding commercial paper or short-term bank borrowings at January 31, 1994 and 1993, compared with total short-term debt of $75 million at October 31, 1993. The reduced credit ratings have not impacted the Corporation's ability to sell retail notes through its receivable purchase facility or to securitize its receivables in the public and private markets.

                                                                    Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

In October 1993, ratings on the Corporation's debt were reviewed by Standard and Poor's and Moody's. Standard and Poor's raised its ratings for the Corpora-tion's debt from B- to BB for senior debt and from CCC to B+ for subordinated debt. Moody's confirmed their previous ratings of Ba3 for senior debt and B2 for subordinated debt. In November 1993, Duff & Phelps confirmed their debt ratings of BB+ for senior debt and BB for subordinated debt. The Corporation's commercial paper is rated "not prime" by Moody's.

In November 1993, the Corporation sold $100 million of 8 7/8% Senior Subordinated Notes due 1998 to the public. In December 1993, the net proceeds from the 8 7/8% subordinated issue were used to redeem the Corporation's 11.95% Subordinated Debentures due December 1995. Additionally, in December 1993, the Corporation redeemed its 7 1/2% Senior Debentures due January 1994.

At January 31, 1994, the Corporation's committed credit and receivable purchase facilities were $1,327 million. These facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. The maturity date of both facilities is November 15, 1995. At January 31, 1994, unused commitments under these facilities were $273 million, which when combined with unrestricted cash and cash equivalents made $309 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

The Corporation paid regular dividends of $1.9 million and a special dividend of $5.0 million to Transportation during the first quarter of 1994. No dividends were paid during the first quarter of 1993. Effective with the decline in the Corporation's debt ratings in 1992, dividends to Transportation are limited by the bank revolving credit agreement to 50% of cumulative net income measured quarterly beginning February 1, 1992. Under this provision at January 31, 1994, $5.5 million was available for dividend to Transportation in the second quarter of fiscal 1994 or thereafter. The restated bank revolving credit facility also permits a special dividend to Transportation in an aggregate amount not to exceed $20 million, payable after July 1, 1993. At January 31, 1994, $5 million was available for a special dividend to Transportation in the second quarter of fiscal 1994 or thereafter. The Corporation's debt to equity ratio was 3.7:1 at January 31, 1994 and 5.5:1 at October 31, 1993 and January 31, 1993.

Interest rate sensitivity is managed by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and by using interest rate swaps and caps.

                                                                     Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1994 and beyond.


Accounting Standards

As disclosed in the Corporation's annual report on Form 10-K for the fiscal year ended October 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") in May 1993. This statement establishes financial accounting and reporting standards for invest-ments in equity securities that have readily determinable fair values and for all investments in debt securities. Upon adoption of SFAS 115, the Corpora-tion's Statement of Financial Condition classification of cash equivalents and marketable securities will not change and the requirements of SFAS 115 will be met through revised footnote disclosure. The effective date for this new standard is for fiscal years beginning after December 15, 1993, or fiscal 1995 for the Corporation. The Corporation has not yet determined the impact on the financial statements nor when it will adopt SFAS 115.

                                                                     Form 10-Q


                        NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                          PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K


          No reports on Form 8-K were filed for the three months ended January 31, 1994.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Navistar Financial Corporation
                                                          (Registrant)






Date March 14, 1994                           /s/A. C. Hill
                                                 A. C. Hill
                                                 Vice President and Controller