Form 10-Q
period 1994-04-30
NAVISTAR FINANCIAL CORP
filed 1994-06-10
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                     APPLICABLE ONLY TO ISSUERS INVOLVED
                      IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


As of May 31, 1994, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                                    INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

    Statement of Consolidated Income and Retained Earnings --
      Three Months and Six Months Ended April 30, 1994 and 1993 . . . .  2

    Statement of Consolidated Financial Condition --
      April 30, 1994; October 31, 1993; and April 30, 1993. . . . . . .  3

    Statement of Consolidated Cash Flow --
      Six Months Ended April 30, 1994 and 1993. . . . . . . . . . . . .  4

    Notes to Consolidated Financial Statements. . . . . . . . . . . . .  5

  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . . .  8


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                               PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                 Three Months Ended       Six Months Ended
                                                      April 30               April 30
                                                  1994       1993         1994       1993
Revenue
  Retail notes and lease financing . . . . . . . $ 15.2     $ 26.7       $ 39.7     $ 55.5
  Wholesale notes. . . . . . . . . . . . . . . .    9.4        7.7         18.5       14.8
  Accounts . . . . . . . . . . . . . . . . . . .    4.9        4.1          9.5        8.2
  Insurance premiums earned. . . . . . . . . . .   13.0       14.8         26.7       29.8
  Marketable securities. . . . . . . . . . . . .    2.7        3.3          5.4        7.1
        Total. . . . . . . . . . . . . . . . . .   45.2       56.6         99.8      115.4


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . .   15.7       18.8         31.4       39.6
      Other. . . . . . . . . . . . . . . . . . .    1.4         .8          2.8        1.5
        Total. . . . . . . . . . . . . . . . . .   17.1       19.6         34.2       41.1

  Credit, collection and administrative. . . . .    1.6        3.6          4.1        7.6
  Provision for losses on receivables. . . . . .     .2        1.1          1.0        2.0
  Insurance claims and underwriting. . . . . . .   13.1       17.4         28.7       32.9
  Other expense (revenue), net . . . . . . . . .    1.0        1.4          1.9        3.2
        Total. . . . . . . . . . . . . . . . . .   33.0       43.1         69.9       86.8


Income Before Taxes on Income and Cumulative
  Effect of Changes in Accounting Policy . . . .   12.2       13.5         29.9       28.6

Taxes on Income. . . . . . . . . . . . . . . . .    4.2        4.7         11.0       10.1

Income Before Cumulative Effect of Changes
  in Accounting Policy . . . . . . . . . . . . .    8.0        8.8         18.9       18.5

Cumulative Effect of Changes in
  Accounting Policy (Note 1) . . . . . . . . . .      -          -            -        8.8

Net Income . . . . . . . . . . . . . . . . . . .    8.0        8.8         18.9        9.7

Retained Earnings

  Beginning of period. . . . . . . . . . . . . .   52.4       49.4         48.4       48.5

  Dividends paid . . . . . . . . . . . . . . . .    5.0        8.0         11.9        8.0

  End of period. . . . . . . . . . . . . . . . . $ 55.4     $ 50.2       $ 55.4     $ 50.2

                                NAVISTAR FINANCIAL CORPORATION
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)


                                                    April 30    October 31    April 30
                                                      1994         1993         1993
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . . . .   $   15.8     $   33.9     $   50.1
Marketable Securities. . . . . . . . . . . . . .      132.4        125.6        132.5

Finance Receivables
   Retail notes and lease financing. . . . . . .      617.0        831.4        770.9
   Wholesale notes . . . . . . . . . . . . . . .      338.0        259.0        222.9
   Accounts. . . . . . . . . . . . . . . . . . .      344.9        245.1        250.2
                                                    1,299.9      1,335.5      1,244.0
   Allowance for losses. . . . . . . . . . . . .       (9.2)       (12.0)       (12.4)
     Finance Receivables, Net. . . . . . . . . .    1,290.7      1,323.5      1,231.6

Amounts Due from Sales of Receivables
   (Note 3). . . . . . . . . . . . . . . . . . .       78.6         75.5         76.9
Equipment on Operating Leases, Net . . . . . . .       13.6         25.1         23.5
Repossessions. . . . . . . . . . . . . . . . . .        2.8          1.8          7.0
Other Assets . . . . . . . . . . . . . . . . . .       89.8         39.8         49.0
Total Assets . . . . . . . . . . . . . . . . . .   $1,623.7     $1,625.2     $1,570.6

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Bank Borrowings . . . . . . . . . . .   $   50.0     $   75.0     $      -
Accounts Payable
   Affiliated companies. . . . . . . . . . . . .       97.3         19.5            -
   Other . . . . . . . . . . . . . . . . . . . .       38.8         57.8         64.7
      Total. . . . . . . . . . . . . . . . . . .      136.1         77.3         64.7

Dealers' Reserves. . . . . . . . . . . . . . . .       17.9         17.3         17.1
Unpaid Insurance Claims and Unearned Premiums. .      121.8         94.5         86.7
Accrued Income Taxes . . . . . . . . . . . . . .        8.0          3.1          5.9
Accrued Interest . . . . . . . . . . . . . . . .       14.1         14.4         16.2
Senior and Subordinated Debt (Note 2). . . . . .    1,049.4      1,124.2      1,158.8

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding) . . . . . .      171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . . . .       55.4         48.4         50.2
      Total. . . . . . . . . . . . . . . . . . .      226.4        219.4        221.2
Total Liabilities and Shareowner's Equity. . . .   $1,623.7     $1,625.2     $1,570.6

                              NAVISTAR FINANCIAL CORPORATION
                       STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                           Six Months Ended
                                                                               April 30
                                                                           1994       1993
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  18.9    $   9.7
   Adjustments to reconcile net income to cash
      provided from operations:
      Cumulative effect of changes in accounting policy. . . . . . . . . .      -        8.8
      Gains on sales of receivables. . . . . . . . . . . . . . . . . . . .   (9.9)      (9.7)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    3.3        4.0
      Provision for losses on receivables. . . . . . . . . . . . . . . . .    1.0        2.0
      Increase (decrease) in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . . .   (6.7)       7.2
      Increase (decrease) in unpaid insurance reserves . . . . . . . . . .   (6.6)       2.9
      Increase in deferred income taxes. . . . . . . . . . . . . . . . . .      -        4.5
      Increase (decrease) in accounts payable to
        affiliated companies . . . . . . . . . . . . . . . . . . . . . . .   77.8       (3.8)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1.1)       (.5)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   76.7       25.1

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . . .  515.7      315.6
   Purchase of retail notes and lease receivables. . . . . . . . . . . . . (431.3)    (320.2)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . .  107.3      174.0
   Acquisitions over cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . . . (178.7)    (140.9)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . . .  (40.9)     (40.4)
   Proceeds from sales of marketable securities. . . . . . . . . . . . . .   35.3       39.3
   Decrease (increase) in property and equipment leased to others. . . . .    9.7       (9.6)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17.1       17.8

Cash Flow From Financing Activities
   Principal payments on short-term debt . . . . . . . . . . . . . . . . .  (25.0)         -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . . .  (75.0)     (64.0)
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . . .  (11.9)      (8.0)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (111.9)     (72.0)

Decrease in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . .  (18.1)     (29.1)

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . .   33.9       79.2

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . .$  15.8    $  50.1


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  31.5    $  42.9

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .$   9.3    $   7.3

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

    In the third quarter of fiscal 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" retroactive to November 1, 1992. The cumulative effect of adopting these changes in accounting policy retroactive to November 1, 1992 resulted in an after tax charge to income of $8.8 million in the first quarter of fiscal 1993.


2. Average short-term debt outstanding during the first six months of fiscal 1994 was approximately $.8 million, at an average cost of 6.7%. There was no outstanding short-term debt during the first six months of fiscal 1993. The weighted average interest rate on all debt, including the effect of discounts and related amortization, was 7.3% and 6.7% for the first six months of fiscal 1994 and 1993, respectively.

    Accounts payable due to affiliated companies at April 30, 1994 include an intercompany advance of $90.6 million. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental borrowing rate.


3. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                       April 30     October 31     April 30
                                         1994          1993          1993
                                                   ($ Millions)
   Retail notes . . . . . . . . . . .     $  812.8      $539.4        $482.4
   Wholesale notes. . . . . . . . . .        300.0       300.0         300.0
         Total. . . . . . . . . . . .     $1,112.8      $839.4        $782.4

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


   The allowance for losses on receivables is summarized as follows:

                                       April 30     October 31     April 30
                                         1994          1993          1993
                                                   ($ Millions)
   Allowance pertaining to:
       Owned receivables. . . . . . .      $ 9.2         $12.0         $12.4
       Sold notes . . . . . . . . . .        6.1           2.8           2.3
          Total . . . . . . . . . . .      $15.3         $14.8         $14.7

   The "Amounts Due From Sales of Receivables" primarily represents holdback reserves established pursuant to the limited recourse provisions of certain retail note sales. The Corporation's maximum exposure under all receivable sale recourse provisions at April 30, 1994 is $151.2 million which includes holdback reserves of $74.6 million, subordinated retained interests in securitized receivable sales of $51.8 million and certain cash deposits established pursuant to securitized receivables recourse provisions of $24.8 million. A cash deposit of $3.7 million has also been established to ensure payment of principal and/or interest to the investors in the event that collections on the securitized notes are less than required.
   The total cash deposits of $28.5 million, which are held by the sales trusts and restricted for use by the securitized sales agreements, are included in the Corporation's other assets at April 30, 1994. Total cash deposits of $9.6 million are included in the Corporation's other assets at October 31, 1993 and April 30, 1993. The allowance for estimated losses on sold notes is determined on a basis consistent with owned receivables and is included in "Amounts Due From Sales of Receivables" in the Statement of Consolidated Financial Condition.



4. The Corporation has $1,327 million of contractually committed support facilities, consisting of a $727 million bank revolving credit facility and a $600 million retail notes receivable purchase facility. At April 30, 1994, the unused commitment under the receivable purchase facility was $118.4 million, of which $50.0 million provided funding backup for short-term bank borrowings at April 30, 1994. The remaining $68.4 million when combined with unrestricted cash and cash equivalents made $84.2 million available to fund the general business purposes of the Corporation. The bank revolving credit facility was fully utilized at April 30, 1994.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


   The Corporation paid regular dividends of $1.9 million and special dividends of $10.0 million to Transportation during the first six months of 1994, compared with $8.0 million of regular dividends paid during the first six months of 1993. Effective with the decline in the Corporation's debt ratings in 1992, the Corporation's bank revolving credit facility limits regular dividends to Transportation to 50% of cumulative net income, measured quarterly beginning February 1, 1992. Under this provision at April 30, 1994, $9.5 million was available for regular dividends to Transportation on May 1, 1994 or thereafter. The restated bank revolving credit facility also permits special dividends to Transportation in an aggregate amount not to exceed $20 million, payable after July 1, 1993.
   No special dividends were available at April 30, 1994 as the Corporation has paid an aggregate of $20 million of special dividends to Transportation pursuant to the restated bank revolving credit facility.


5. The Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"), cedes and assumes insurance on risks with other insurers and reinsurers. Reinsurance ceding arrangements are utilized to limit maximum loss exposure on larger risks. Ceding arrangements do not discharge the primary liability of Harco as the original insurer.

   During the first quarter of fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). This statement, which is applicable to Harco, eliminates the practice of reporting liabilities relating to reinsured contracts net of the effects of ceded reinsurance. It requires reinsurance receivables including amounts related to unpaid insurance claims and prepaid reinsurance premiums to be reported as assets. In accordance with SFAS 113, the Corporation's other assets include $34.0 million of reinsurance receivables at April 30, 1994. The adoption of SFAS 113 did not have a material effect on the Corporation's financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations -  Three Months Ended April 30, 1994 Compared with
                         Three Months Ended April 30, 1993

Consolidated

The Corporation earned pretax income of $12.2 million in the second quarter of fiscal 1994, a reduction from $13.5 million for the same period a year ago. Pretax income from the Corporation's finance operations decreased $3.5 million primarily from the absence of retail note receivable sales during the 1994 quarter. Improved loss experience in the Corporation's liability insurance product lines increased second quarter pretax earnings from insurance operations by $2.2 million.

Finance Operations

Second quarter revenue from finance operations decreased $9.0 million to $30.1 million in 1994 as increased volumes of retail note sales in prior quarters caused the average balance of owned retail notes to decline significantly compared to the second quarter of 1993. A slight drop in the owned retail portfolio yield also contributed as the portfolio yield continued to adjust to current market rates. There were no sales of retail notes during the second quarter of 1994 compared with sales of $172 million of retail notes in 1993 on which gains of $4.7 million were recognized. The effects of these factors on revenue were offset, in part, by an increase in average wholesale note balances in support of higher demand for Transportation truck products.

Interest expense declined $3.1 million in the second quarter of 1994 compared to the second quarter of 1993 with the decrease in average owned finance receivable balances which required less debt to support. Credit, collection and administration expenses also dropped as the owned percentage of serviced retail receivables decreased.

Insurance Operations

The increase in pretax income for Harco National Insurance Company ("Harco"), NFC's wholly owned insurance subsidiary, resulted from lower loss experience in Harco's liability insurance lines. Harco's losses on all product lines as a percentage of earned premiums decreased 14 points from the second quarter of 1993. Reduced commission costs and an increase in realized gains from Harco's investment portfolio also contributed to the increase in insurance earnings for the second quarter of fiscal 1994.


Results of Operations -  Six Months Ended April 30, 1994 Compared with
                         Six Months Ended April 30, 1993

Pretax income from the Corporation's finance and insurance operations increased $.1 million and $1.2 million, respectively, during the first half of fiscal 1994 as compared with the first half of fiscal 1993. Consolidated net income was higher by $9.2 million for the first six months of 1994 compared to the first half of 1993 primarily as the result of a one-time $8.8 million net of tax charge in 1993 for the cumulative effect of adopting new accounting standards for income taxes and postretirement benefits. The same factors influencing second quarter results generally apply to the changes in first half results except for gains from retail note sales, which were equal for both periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial's traditional sources of funding for its receivables include commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of receivables and equity capital. The insurance operations generate their funds through internal operations and have no external borrowings.

During the first six months of fiscal 1994, the Corporation supplied 92.6% of the wholesale financing of new trucks to Transportation's dealers and 15.1% of the retail financing of new International trucks sold in the United States. These market shares are up from 87.3% for wholesale financing and 14.2% for retail financing in the first six months of fiscal 1993. Increased industry demand for Transportation truck products and, to a much lesser extent, these higher market shares caused serviced truck receivables and leases to grow to $2.6 billion at April 30, 1994, from $2.3 billion at October 31, 1993 and $2.2 billion at April 30, 1993. Gross acquisitions of retail notes and leases for the first six months increased to $483 million in 1994 from $362 million in 1993. Serviced wholesale note balances were $638 at April 30, 1994 compared to $559 million at October 31, 1993 and $523 million at April 30, 1993.

Owned net finance receivable balances were $1,291 million at April 30, 1994 compared to $1,324 million at October 31, 1993 and $1,232 million at April 30, 1993. During the first six months of 1994, the Corporation sold $538 million of retail notes receivable, $203 million through its bank receivable purchase facility and $335 million through its special purpose subsidiary, Navistar Financial Retail Receivables Corporation, and an owner trust to public investors. The public sale was part of a $1 billion registration of asset backed securities filed by Navistar Financial Retail Receivables Corporation in September 1993. Except for a $25 million cash reserve account established as credit enhancement for the public sale, all the cash proceeds from these receivable sales were used to reduce borrowings under the Corporation's revolving bank credit facility.

On May 3, 1994, the Corporation sold an additional $280 million of retail notes receivable through Navistar Financial Retail Receivables Corporation and an owner trust to public investors. This sale of retail notes netted the Corporation proceeds of $279 million, of which $18 million was used to establish a cash reserve account for the trust and the remainder reduced borrowings under the Corporation's revolving bank credit facility.

Ratings on the Corporation's debt were reviewed by Standard and Poor's Corporation ("Standard and Poor's") and Moody's Investors Service, Inc. ("Moody's") in October 1993. Standard and Poor's raised its ratings for the Corporation's debt from B- to BB for senior debt and from CCC to B+ for subordinated debt. Moody's confirmed their previous ratings of Ba3 for senior

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

debt and B2 for subordinated debt. In November 1993, Duff & Phelps confirmed their debt ratings of BB+ for senior debt and BB for subordinated debt. The Corporation's commercial paper is rated "not prime" by Moody's.

In November 1993, the Corporation sold $100 million of 8 7/8% Senior Subordinated Notes due 1998 to the public. In December 1993, the net proceeds from the 8 7/8% subordinated issue were used to redeem the Corporation's 11.95% Subordinated Debentures due December 1995. Additionally, in December 1993, the Corporation redeemed its 7 1/2% Senior Debentures due January 1994.

At April 30, 1994, the Corporation's committed credit and receivable purchase facilities were $1,327 million. These facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. The maturity date of both facilities is November 15, 1995. At April 30, 1994, the unused commitment under the receivable purchase facility was $118.4 million, of which $50.0 million provided funding backup for short-term bank borrowings at April 30, 1994. The remaining $68.4 million when combined with unrestricted cash and cash equivalents made $84.2 million available to fund the general business purposes of the Corporation. The bank revolving credit facility was fully utilized at April 30, 1994. In addition to the committed credit facilities, the Corporation also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

The Corporation paid regular dividends of $1.9 million and special dividends of $10.0 million to Transportation during the first six months of 1994, compared with $8.0 million of regular dividends paid during the first six months of 1993. Effective with the decline in the Corporation's debt ratings in 1992, dividends to Transportation are limited by the bank revolving credit agreement to 50% of cumulative net income measured quarterly beginning February 1, 1992. Under this provision at April 30, 1994, $9.5 million was available for dividend to Transportation in the third quarter of fiscal 1994 or thereafter. The restated bank revolving credit facility also permits special dividends to Transportation in an aggregate amount not to exceed $20 million, payable after July 1, 1993. No special dividends were available at April 30, 1994 as the Corporation has paid an aggregate of $20 million of special dividends to Transportation pursuant to the restated bank revolving credit facility. The Corporation's debt to equity ratio was 4.9:1, 5.5:1 and 5.2:1 at April 30, 1994, October 31, 1993 and April 30, 1993, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

Interest rate sensitivity is managed by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and by using interest rate swaps and caps.

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1994 and beyond.


Accounting Standards

As disclosed in the Corporation's annual report on Form 10-K for the fiscal year ended October 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") in May 1993. This statement establishes financial accounting and reporting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Upon adoption of SFAS 115, the Corporation's Statement of Financial Condition classification of cash equivalents and marketable securities will not change and the requirements of SFAS 115 will be met through revised footnote disclosure. The effective date for this new standard is for fiscal years beginning after December 15, 1993, or fiscal 1995 for the Corporation. The Corporation has not yet determined the impact on the financial statements nor when it will adopt SFAS 115.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended April 30, 1994.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Navistar Financial Corporation
                                                      (Registrant)






Date June 10, 1994                           /s/A. C. Hill
                                                A. C. Hill
                                                Vice President and Controller