Form 10-Q
period 1994-07-31
NAVISTAR FINANCIAL CORP
filed 1994-09-12
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1994

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1994, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.






                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                                    INDEX



                                                                       Page

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Statement of Consolidated Income and Retained Earnings --
          Three Months and Nine Months Ended July 31, 1994 and 1993 . .  2

          Statement of Consolidated Financial Condition --
          July 31, 1994; October 31, 1993; and July 31, 1993. . . . . .  3

          Statement of Consolidated Cash Flow --
          Nine Months Ended July 31, 1994 and 1993. . . . . . . . . . .  4

          Notes to Consolidated Financial Statements. . . . . . . . . .  5

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition. . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                               PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                 Three Months Ended      Nine Months Ended
                                                       July 31                July 31
                                                  1994       1993         1994       1993
Revenue
  Retail notes and lease financing . . . . . . . $ 14.2     $ 23.6       $ 53.9     $ 79.1
  Wholesale notes. . . . . . . . . . . . . . . .   11.2        8.4         29.7       23.2
  Accounts . . . . . . . . . . . . . . . . . . .    5.9        4.9         15.4       13.1
  Insurance premiums earned. . . . . . . . . . .   12.2       13.9         38.9       43.7
  Marketable securities. . . . . . . . . . . . .    2.7        2.6          8.1        9.7
        Total. . . . . . . . . . . . . . . . . .   46.2       53.4        146.0      168.8


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . .   16.7       17.6         48.1       57.2
      Other. . . . . . . . . . . . . . . . . . .    1.3        1.4          4.1        2.9
        Total. . . . . . . . . . . . . . . . . .   18.0       19.0         52.2       60.1

  Supplemental Trust contribution (Note 6) . . .      -        3.7            -        3.7
  Credit, collection and administrative. . . . .    1.8        3.2          5.9       10.8
  Provision for losses on receivables. . . . . .     .1         .3          1.1        2.3
  Insurance claims and underwriting. . . . . . .   12.7       17.5         41.4       50.4
  Other expense, net . . . . . . . . . . . . . .    1.0        1.9          2.9        5.1
        Total. . . . . . . . . . . . . . . . . .   33.6       45.6        103.5      132.4


Income Before Taxes on Income and Cumulative
  Effect of Changes in Accounting Policy . . . .   12.6        7.8         42.5       36.4

Taxes on Income. . . . . . . . . . . . . . . . .    4.0        2.6         15.0       12.7

Income before Cumulative Effect of
  Changes in Accounting Policy . . . . . . . . .    8.6        5.2         27.5       23.7

Cumulative Effect of Changes in
  Accounting Policy (Note 1) . . . . . . . . . .      -          -            -        8.8

Net Income . . . . . . . . . . . . . . . . . . .    8.6        5.2         27.5       14.9

Retained Earnings

  Beginning of period. . . . . . . . . . . . . .   55.4       50.2         48.4       48.5

  Dividends paid . . . . . . . . . . . . . . . .    9.5        9.6         21.4       17.6

  End of period. . . . . . . . . . . . . . . . . $ 54.5     $ 45.8       $ 54.5     $ 45.8

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                     July 31    October 31     July 31
                                                      1994         1993         1993
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . . . .   $   17.4     $   33.9     $   63.4

Marketable Securities. . . . . . . . . . . . . .      138.7        125.6        132.4

Finance Receivables
   Retail notes and lease financing. . . . . . .      539.3        831.4        731.7
   Wholesale notes . . . . . . . . . . . . . . .      246.3        259.0        149.3
   Accounts. . . . . . . . . . . . . . . . . . .      265.4        245.1        245.5
                                                    1,051.0      1,335.5      1,126.5
   Allowance for losses. . . . . . . . . . . . .       (8.7)       (10.9)       (10.8)
      Finance Receivables, Net . . . . . . . . .    1,042.3      1,324.6      1,115.7

Amounts Due from Sales of Receivables
   (Note 3). . . . . . . . . . . . . . . . . . .       91.9         74.4         75.5
Equipment on Operating Leases, Net . . . . . . .       17.2         25.1         25.6
Repossessions. . . . . . . . . . . . . . . . . .        2.9          1.8          5.2
Reinsurance Receivables. . . . . . . . . . . . .       36.1            -            -
Other Assets . . . . . . . . . . . . . . . . . .       72.1         39.8         42.1
Total Assets . . . . . . . . . . . . . . . . . .   $1,418.6     $1,625.2     $1,459.9

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Bank Borrowings . . . . . . . . . . .   $   71.7     $   75.0     $      -
Accounts Payable
   Affiliated companies. . . . . . . . . . . . .       54.9         19.5         25.2
   Other . . . . . . . . . . . . . . . . . . . .       64.6         57.8         50.7
      Total. . . . . . . . . . . . . . . . . . .      119.5         77.3         75.9

Dealers' Reserves. . . . . . . . . . . . . . . .       18.5         17.3         17.6
Unpaid Insurance Claims and Unearned Premiums. .      125.0         94.5         90.7
Accrued Income Taxes . . . . . . . . . . . . . .        9.2          3.1          5.1
Accrued Interest . . . . . . . . . . . . . . . .       10.9         14.4          9.7
Senior and Subordinated Debt (Note 2). . . . . .      838.3      1,124.2      1,044.1

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding) . . . . . .      171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . . . .       54.5         48.4         45.8
      Total. . . . . . . . . . . . . . . . . . .      225.5        219.4        216.8
Total Liabilities and Shareowner's Equity. . . .   $1,418.6     $1,625.2     $1,459.9

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                          Nine Months Ended
                                                                                July 31
                                                                            1994      1993
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27.5    $  14.9
   Adjustments to reconcile net income to cash
      provided from operations:
      Cumulative effect of changes in accounting policy. . . . . . . . .        -        8.8
      Supplemental Trust obligation. . . . . . . . . . . . . . . . . . .        -        3.7
      Gains on sales of receivables. . . . . . . . . . . . . . . . . . .    (11.1)     (13.4)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . .      5.1        6.7
      Provision for losses on receivables. . . . . . . . . . . . . . . .      1.1        2.3
      Increase (decrease) in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . .     10.4      (13.6)
      Increase (decrease) in unpaid insurance reserves . . . . . . . . .     (5.7)       6.9
      Increase in accounts payable to affiliated companies . . . . . . .     38.0       22.2
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.4)       4.2
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64.9       42.7

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . .    769.6      494.2
   Purchase of retail notes and lease receivables. . . . . . . . . . . .   (675.9)    (531.4)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . .    149.6      251.9
   Acquisitions over cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . .     (7.6)     (62.6)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . .    (51.6)     (51.6)
   Proceeds from sales of marketable securities. . . . . . . . . . . . .     40.0       51.0
   Decrease (increase) in property and equipment leased to others. . . .      5.2      (13.4)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    229.3      138.1

Cash Flow From Financing Activities
   Decrease in debt outstanding under bank
      revolving credit facility. . . . . . . . . . . . . . . . . . . . .   (211.0)     (90.0)
   Principal payments on short-term debt . . . . . . . . . . . . . . . .     (3.3)         -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . .    (75.0)     (89.0)
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . .    (21.4)     (17.6)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (310.7)    (196.6)

Decrease in Cash and Cash Equivalents. . . . . . . . . . . . . . . . . .    (16.5)     (15.8)

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . .     33.9       79.2

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . .  $  17.4    $  63.4


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  50.7    $  66.8

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $  15.1    $  10.7

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


2. Average short-term debt outstanding during the first nine months of fiscal 1994, which included commercial paper and bank bid borrowings, was approximately $2.9 million, at an average cost of 6.1%. There was no outstanding short-term debt during the first nine months of fiscal 1993. The weighted average interest rate on all debt, including short term debt and the effect of discounts and related amortization, was 7.0% and 6.6% for the first nine months of fiscal 1994 and 1993, respectively.

    Accounts payable due to affiliated companies at July 31, 1994 include an intercompany advance of $49.2 million. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental borrowing rate.


3. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                        July 31     October 31      July 31
                                         1994          1993          1993
                                                   ($ Millions)
   Retail notes . . . . . . . . . . .   $  964.8        $539.4        $573.0
   Wholesale notes. . . . . . . . . .      300.0         300.0         300.0
         Total. . . . . . . . . . . .   $1,264.8        $839.4        $873.0

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


    The allowance for losses on receivables is summarized as follows:

                                        July 31     October 31      July 31
                                         1994          1993          1993
                                                   ($ Millions)
    Allowance pertaining to:
       Owned receivables. . . . . . .     $ 8.7          $10.9         $10.8
       Sold notes . . . . . . . . . .       6.6            3.9           4.0
         Total. . . . . . . . . . . .     $15.3          $14.8         $14.8

    The "Amounts Due From Sales of Receivables" primarily represents holdback reserves established pursuant to the limited recourse provisions of certain retail note sales. The Corporation's maximum exposure under all receivable sale recourse provisions at July 31, 1994 is $157.7 million which includes holdback reserves of $68.1 million, subordinated retained interests in securitized receivable sales of $50.9 million and certain cash deposits established pursuant to securitized receivables recourse provisions of $38.7 million. A cash deposit of $3.7 million has also been established to ensure payment of principal and/or interest to the investors in the event that collections on the securitized wholesale notes are less than required. The total cash deposits of $42.4 million, which are held by the sales trusts and restricted for use by the securitized sales agreements, are included in the Corporation's other assets at July 31, 1994. Total cash deposits of $9.6 million are included in the Corporation's other assets at October 31, 1993 and July 31, 1993. The allowance for estimated losses on sold notes allocated to sold receivables is included in "Amounts Due From Sales of Receivables" in the Statement of Consolidated Financial Condition.


4. The Corporation has $1,327 million of contractually committed support facilities, consisting of a $727 million bank revolving credit facility and a $600 million retail notes receivable purchase facility. At July 31, 1994, unused commitments under these facilities were $384.9 million, of which $71.7 million provided funding backup for short-term bank borrowings at July 31, 1994. The remaining $313.2 million when combined with unrestricted cash and cash equivalents made $330.6 million available to fund the general business purposes of the Corporation.

    The Corporation paid dividends of $21.4 million to Transportation during the first nine months of 1994, compared with $17.6 million of dividends paid during the first nine months of 1993. Under the Corporation's most restrictive bank covenants, $4.3 million was available for dividend to Transportation after July 31, 1994.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


5. The Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"), cedes and assumes insurance on risks with other insurers and reinsurers. Reinsurance ceding arrangements are utilized to limit maximum loss exposure on larger risks. Ceding arrangements do not discharge the primary liability of Harco as the original insurer.

    During the first quarter of fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). This statement, which is applicable to Harco, eliminates the practice of reporting liabilities relating to reinsured contracts net of the effects of ceded reinsurance. It requires reinsurance receivables including amounts related to unpaid insurance claims and prepaid reinsurance premiums to be reported as assets. In accordance with SFAS 113, the Corporation's assets include $36.1 million of reinsurance receivables at July 31, 1994. The adoption of SFAS 113 did not have a material effect on the Corporation's financial results.


6. On July 1, 1993, Navistar implemented its restructured retiree health care and life insurance plan ("the Plan"). The Plan provides for cost sharing between Navistar and retirees in the form of premiums, co-payments and deductibles. A Base Program Trust was established to provide a vehicle for funding of the health care liability through Navistar contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.
    In July, 1993, the Corporation agreed to contribute $3.7 million to the Supplemental Benefit Trust as its portion of the Navistar liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months Ended July 31, 1994 Compared with
                        Three Months Ended July 31, 1993

Consolidated

The Corporation earned pretax income of $12.6 million in the third quarter of fiscal 1994, an increase from $7.8 million for the same period a year ago. Pretax income from the Corporation's finance operations increased $2.2 million as the result of a $3.7 million one-time charge in 1993 for the Corporation's share of a Supplemental Benefit Trust contribution for retirees as discussed in note 6 to the Consolidated Financial Statements. Improved loss experience in the Corporation's liability insurance product lines increased third quarter pretax earnings from insurance operations by $2.6 million.

Finance Operations

Third quarter revenue from finance operations decreased $5.1 million to $32.1 million in 1994 as increased volumes of retail note sales caused the average balance of owned retail notes to decline significantly compared to the third quarter of 1993. Lower gains on sales of retail notes also contributed to the decrease as $1.4 million was earned on retail receivable sales of $280 million during 1994 compared with gains of $3.3 million earned on $174 million of sold receivable balances in 1993. The effects of these factors on revenue were offset, in part, by an increase in average wholesale note balances in support of higher demand for Transportation truck products.

Interest expense declined $.9 million in the third quarter of 1994 compared to the third quarter of 1993 with the decrease in average owned finance receivable balances which required less debt to support. Credit, collection and administration expenses also dropped as the owned percentage of serviced retail receivables decreased.

Insurance Operations

The increase in pretax income for Harco National Insurance Company ("Harco"), NFC's wholly owned insurance subsidiary, resulted from lower loss experience in Harco's liability insurance lines. Harco's losses on all product lines as a percentage of earned premiums decreased 16 points from the third quarter of 1993. Reduced commission costs also contributed to the increase in insurance earnings for the third quarter of fiscal 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations -  Nine Months Ended July 31, 1994 Compared with
                         Nine Months Ended July 31, 1993

Pretax income from the Corporation's finance and insurance operations increased $2.3 million and $3.8 million, respectively, during the first nine months of fiscal 1994 as compared with the first nine months of fiscal 1993. Consolidated net income was higher by $12.6 million for the first nine months of 1994 compared to the same period a year ago primarily as the result of a one-time $8.8 million net of tax charge in 1993 for the cumulative effect of adopting new accounting standards for income taxes and postretirement benefits. The same factors influencing third quarter results generally apply to the changes in year-to-date results except for income from Harco's investment portfolio, which was slightly lower in 1994.

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

During the first nine months of fiscal 1994, the Corporation supplied 93.2%
of the wholesale financing of new trucks to Transportation's dealers and 15.6% of the retail financing of new International trucks sold in the United States. These market shares are up from 87.8% for wholesale financing and 14.8% for retail financing in the first nine months of fiscal 1993. Increased industry demand for Transportation truck products and, to a much lesser extent, these higher market shares caused serviced truck receivables and leases to grow to $2.5 billion at July 31, 1994, from $2.3 billion at October 31, 1993 and $2.2 billion at July 31, 1993. Gross acquisitions of retail notes and leases for the first nine months increased to $769 million in 1994 from $602 million in 1993. Serviced wholesale note balances were $546 at July 31, 1994 compared to $559 million at October 31, 1993 and $449 million at July 31, 1993.

Owned net finance receivable balances declined to $1,042 million at July 31, 1994 from $1,325 million at October 31, 1993 and $1,116 million at July 31, 1993. During the first nine months of 1994, the Corporation sold $818 million of retail notes receivable, $203 million through its bank receivable purchase facility and $615 million through a special purpose subsidiary, Navistar Financial Retail Receivables Corporation, and an owner trust to public investors. The public sales were part of a $1 billion registration of asset backed securities filed by Navistar Financial Retail Receivables Corporation in September 1993. Except for $42 million in cash reserves established as credit enhancement for the public sales, all the cash proceeds from these receivable sales were used to reduce borrowings under the Corporation's revolving bank credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Funds Management (continued)

On August 3, 1994, the Corporation sold an additional $215 million of retail notes receivable through Navistar Financial Retail Receivables Corporation and an owner trust to public investors. This sale of retail notes netted the Corporation proceeds of $214 million, of which $14 million was used to establish a cash reserve account for the trust and the remainder reduced the Corporation's short-term borrowings and borrowings under the revolving bank credit facility.

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

At July 31, 1994, the Corporation's committed credit and receivable purchase facilities were $1,327 million. These facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. The maturity date of both facilities is November 15, 1995. At July 31, 1994, unused commitments under these facilities were $384.9 million, of which $71.7 million provided funding backup for short-term bank borrowings at July 31, 1994. The remaining $313.2 million when combined with unrestricted cash and cash equivalents made $330.6 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

The Corporation paid dividends of $21.4 million to Transportation during the first nine months of 1994, compared with $17.6 million of dividends paid during the first nine months of 1993. Under the Corporation's most restrictive bank covenants, $4.3 million was available for dividend to Transportation after July 31, 1994. The Corporation's debt to equity ratio was 4.0:1, 5.5:1 and 4.8:1 at July 31, 1994, October 31, 1993 and July 31,
1993, respectively.

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

          No reports on Form 8-K were filed during the three months ended July 31, 1994.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Navistar Financial Corporation
                                                     (Registrant)





Date  September 12, 1994                     /s/R. W. Cain
                                               R. W. Cain
                                               Vice President and Treasurer