Form 10-Q/A
period 1994-07-31
NAVISTAR FINANCIAL CORP
filed 1995-01-23
CIK 51303

[DOCUMENT-COUNT]     2


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q/A
         THE PURPOSE OF THIS AMENDED FILING IS TO ATTACH EXHIBIT 27
                          - FINANCIAL DATA SCHEDULE

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






                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                                    INDEX



                                                                       Page

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Statement of Consolidated Income and Retained Earnings --
          Three Months and Nine Months Ended July 31, 1994 and 1993 . .  2

          Statement of Consolidated Financial Condition --
          July 31, 1994; October 31, 1993; and July 31, 1993. . . . . .  3

          Statement of Consolidated Cash Flow --
          Nine Months Ended July 31, 1994 and 1993. . . . . . . . . . .  4

          Notes to Consolidated Financial Statements. . . . . . . . . .  5

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition. . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

          Exhibit 27 - Financial Data Schedule . . . . . . . . . . . .  12

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

          Exhibits

          Exhibit 27 - Financial Data Schedule



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