Form 10-K
period 1994-10-31
NAVISTAR FINANCIAL CORP
filed 1995-01-27
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549


                                                FORM 10-K


                 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year ended October 31, 1994

                                                   OR

       [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to__________
                                               ----------
                                     Commission File Number 1-4146-1
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


       Securities registered pursuant to Section 12(b) of the Act:  None


       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of December 31, 1994, the number of shares outstanding of the registrant's common stock was 1,600,000.



THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     NAVISTAR FINANCIAL CORPORATION
                                            AND SUBSIDIARIES

                                                FORM 10-K

                                       Year Ended October 31, 1994


                                                  INDEX

                                                                                                   10-K Page
PART I
Item  1.     Business (A)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item  2.     Properties (A)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item  3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item  4.     Submission of Matters to a Vote of
             Security Holders (A)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

PART II

Item  5.     Market for the Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
Item  6.     Selected Financial Data (A) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
Item  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations (A) . . . . . . . . . . . . . . . . . . . . . .      3
Item  8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .      8
             Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . .     37
Item  9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .     38

PART III

Item 10.     Directors and Executive Officers of the
             Registrant (A)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38
Item 11.     Executive Compensation (A)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management (A). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38
Item 13.     Certain Relationships and Related
             Transactions (A). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38


SIGNATURES       - Principal Accounting Officer  . . . . . . . . . . . . . . . . . . . . . . . .     39
                 - Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40

POWER OF ATTORNEY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40

EXHIBITS         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-1

(A)- Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Transportation Corp. and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

                                                 PART I


Item 1.  Business

     The registrant, Navistar Financial Corporation ("NFC") was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"). As used herein, the "Corporation" refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

     The Corporation provides wholesale, retail, and to a lesser extent, lease financing in the United States for sales of new and used trucks sold by Trans-portation and Transportation's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of Transportation. To a minor extent, sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation truck products. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through the independent insurance agency system.


Item 2.  Properties

     The Corporation uses leased facilities to carry out most of the administrative and finance sales activities.


Item 3.  Legal Proceedings

     During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994 the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's intended result is constitutionally prohibited. NFC's outside counsel is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation and the Corporation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and, in November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case.


Item 4.  Submission of Matters to a Vote of Security Holders

     Intentionally omitted. See the index page of this Report for explanation.

                                                 PART II


                                                                                                 Page
Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 6.  Selected Financial Data

         Intentionally omitted. See the index page to this Report for explanation.

Item 7.                          Management's Discussion and Analysis of
                              Financial Condition and Results of Operations



Results of Operations

     As a result of the continued improvement in the economy during fiscal 1994, industry retail sales of Class 5 through 8 trucks surpassed 1993 by 18%. The Corporation's financing of customers' purchases of new International trucks during fiscal 1994 increased 18% compared to the prior year. During 1994, rising interest rates resulted in increased costs to fund retail note acquisitions. Competition, coupled with liquidity in the commercial financing markets, limited the Corporation's ability to increase customer finance rates commensurate with the increase in funding costs, and as a result margins on retail financing were lower in fiscal 1994. The strong truck industry and economy continued to improve the financial strength of the International dealers and customers and NFC's portfolio quality remained high during 1994.

     The components of net income for the three years ended October 31 are as follows:

                                                                      1994         1993           1992
                                                                              ($ Millions)
Income before income taxes:
  Finance operations . . . . . . . . . . . . . . . . . . . . . . . .  $49.9        $51.6          $36.6
  Insurance operations . . . . . . . . . . . . . . . . . . . . . . .    5.3          1.1            9.8
  Supplemental Trust contribution. . . . . . . . . . . . . . . . . .      -         (3.7)             -
    Income before taxes and cumulative effect. . . . . . . . . . . .   55.2         49.0           46.4
Taxes on income. . . . . . . . . . . . . . . . . . . . . . . . . . .   21.2         17.7           16.9
Cumulative effect of changes in
      accounting policy. . . . . . . . . . . . . . . . . . . . . . .      -          8.8              -
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $34.0        $22.5          $29.5

     Income before taxes in 1994 was $55 million, a 12% increase from $49 million in 1993, which included a $3.7 million pretax charge for the Corporation's portion of the Supplemental Trust contribution. Finance operations' income in 1994 was $1.7 million lower than 1993 as a result of lower margins on retail financing as rising interest costs could not be offset fully by increased retail note pricing. The decline in retail note income was offset in part by an increased volume of wholesale financing to support the increased demand for trucks. The Corporation's insurance subsidiary's income increased $4.2 million over 1993 as a result of improved underwriting results on truck liability insurance. The increase in income before income taxes between 1993 and 1992 was primarily the result of higher gains on sales of retail notes, partially offset by higher loss experience in the insurance subsidiary and the Supplemental Trust contribution. The more significant elements of revenue and expense impacting net income for these years are discussed in the following paragraphs.

     Total revenue for 1994 was $210 million compared with $232 million and $228 million in 1993 and 1992, respectively. Retail note and lease financing revenue decreased to $69 million in 1994 from $102 million in 1993 as a higher proportion of retail notes were financed through the sale of the receivables.
When receivables are sold only the net gains on the sales, rather than the individual components of revenue and expense, are reported in the Statement of Consolidated Income. During 1994, the Corporation gained access to the strong, reliable and economically attractive asset backed securitized market

                    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Continued)


and significantly increased the sales of retail notes. Retail note and lease financing revenue was unchanged between 1993 and 1992.

     Wholesale note revenue increased 22% in 1994 to $39 million and increased 13% in 1993 primarily as a result of higher average note balances in support of increased demand for Transportation truck products. In addition, revenue in 1994 increased from higher average yields relating to a higher prime interest rate. In December 1990, the Corporation sold $300 million of wholesale notes to a revolving sales trust. This revolving wholesale arrangement provides for the continuous sale of notes by the Corporation on a daily basis. Gains on wholesale notes sold to the trust are not material as a result of their short maturities.

     Revenue from accounts increased in 1994 to $22 million from $18 million and $15 million in 1993 and 1992, respectively. The increase in 1994 and 1993 resulted from higher average balances in support of increased demand for Transportation truck products. In addition, revenue in 1994 increased from higher average yields relating to a higher prime interest rate.

     Servicing fee income increased to $17 million in 1994 from $11 million in 1993 and $9 million in 1992 as a result of higher levels of sold note receivable balances.

     Insurance premiums earned by Harco decreased 11% to $51 million in 1994 from $57 million in 1993 and 5% in 1993 from 1992. The decrease in 1994 and 1993 reflects a reduction in written premiums in response to adverse loss experience in 1993 and to increased competition. Harco's investment income decreased to $8 million in 1994 compared with $10 million in 1993 and $13 million in 1992. The decrease in 1994 resulted from lower yields on invested asset balances. The decrease in 1993 resulted from lower realized gains on sales of marketable securities caused by the stabilization of interest rates during 1993 and a decline in the yield on investments resulting from the lower market interest rates available on new investments.

     Interest expense decreased 16% in 1994 to $63 million from $75 million and $82 million in 1993 and 1992, respectively. The decrease between 1994 and 1993 was the result of reduced debt required to finance the lower level of owned retail receivables, offset in part by higher interest rates. The decline in interest expense between 1993 and 1992 was primarily the result of lower interest rates. The ratio of debt to equity decreased to 4.8:1 at October 31, 1994 from 5.5:1 at October 31, 1993 and 1992.

     On July 1, 1993, Navistar implemented a restructured retiree health care and life insurance plan ("the Plan"), as discussed in note 11 to the Consolidated Financial Statements. As part of the Plan, Navistar contributed $300 million to pre-fund Plan benefit liabilities and common stock valued at $513 million to a Supplemental Benefit Trust to help pay for Plan benefits in the future. The Corporation recognized $3.7 million of expense as its portion of the Supplemental Benefit Trust contribution.

     The provision for losses on receivables totaled $2.3 million in 1994 compared with $1.5 million in 1993 and $3.6 million in 1992. The increase in the provision in 1994 reflects higher serviced portfolio balances and higher losses on retail notes and wholesale accounts. Finance receivables are written off against the allowance for losses as soon as they are determined to be uncollectible based on a review of each problem obligor. Truck note and account write-offs, including those on sold notes, totaled $.9 million in 1994, $.7 million in 1993, and $3.2 million in 1992. At October 31, 1994, the

                        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations (Continued)

Corporation's allowance for losses equaled .65% of net financing receivables, including sold receivables, compared with .69% and .77% as of October 31, 1993 and 1992, respectively. The allowance is maintained at a level which management considers appropriate in relation to the outstanding receivables balance, taking into consideration loss experience, current economic conditions and other factors.

     Insurance claims and underwriting expense decreased to $54 million in 1994 from $65 million and $62 million in 1993 and 1992, respectively. The decline in expense in 1994 resulted from a $9 million decrease in losses incurred in Harco's truck physical damage and liability insurance lines. Additionally, insurance operating expenses decreased $3 million in 1994 over 1993, primarily as a result of decreased commission costs associated with lower volumes of premiums written through general agents in 1994. The increase in insurance claims and underwriting expense in 1993 resulted from increased losses sustained in Harco's truck physical damage and liability insurance lines.

Liquidity and Funds Management

     The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products. Navistar Financial has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of receivables and equity capital. The current debt ratings of the Corporation, detailed below, have made bank borrowings and sales of finance receivables the most economical sources of cash. The Corporation's insurance operations generate their funds through internal operations and have no external borrowings.

     The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $2.5 billion at October 31, 1994 up from $2.2 billion and $1.8 billion at October 31, 1993 and 1992, respectively. During 1994, the Corporation supplied 93% of the wholesale financing of new trucks sold to Transportation's dealers, compared with 90% for 1993 and 89% for 1992. Acquisitions of retail notes and leases, net of unearned financed, increased 19% to $916 million in 1994 after a 17% increase to $770 million in 1993 from $659 million in 1992. The higher levels of acquisitions reflect increased
sales by Transportation, especially of heavy trucks.   The Corporation's share
of the retail financing of new trucks manufactured by Transportation and sold in the United States was 15.3% in 1994 and 1993 up from 13.7% in 1992.

     Receivable sales were a significant source of funding during 1994 as proceeds from sold retail notes were $995 million, an increase of $437 million over 1993. Outstanding sold receivable balances totaled $1,334 million at October 31, 1994 up from $839 million and $533 million at October 31, 1993 and 1992, respectively.

     As a result of gaining access to the asset-backed public market in 1994, the Corporation was able to fund fixed rate retail note receivables at rates offered to companies with investment grade. In three separate receivable sales during fiscal 1994, the Corporation sold $830 million retail notes receivable, net of unearned finance, through its special purpose subsidiary, Navistar Financial Retail Receivables Corporation ("NFRRC"). NFRRC subsequently sold these notes to three individual owner trusts which, in turn, sold interests in the notes to investors in exchange for fixed rate notes and certificates. These three sales of retail notes, pursuant to a $1 billion registration filed with the Securities and Exchange Commission in September

                          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations (Continued)


1993, resulted in proceeds of $771 million, net of $57 million in cash reserves with the trusts as credit enhancements, which reduced the Corporation's short-term debt and borrowings under the revolving bank credit facility. On October 7, 1994, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2 billion of asset-backed securities, bringing the total amount available for issuance by NFRRC to $2.17 billion at fiscal year-end.

       Since December 1990, the Corporation has utilized a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust sold three $100 million tranches of floating rate pass-through certificates, maturing serially from 1997 to 1999, to the public.

     At October 31, 1994, the Corporation had a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Unused commitments under the credit and purchase facilities were $595 million, of which $419 million provided funding backup for the outstanding short-term debt at October 31, 1994. The remaining $176 million when combined with unrestricted cash and cash equivalents made $204 million available to fund the general business purposes of the Corporation.

     In November 1994, as discussed in note 16 to the Consolidated Financial Statements, the Corporation amended and restated its credit and purchase facility agreements. The revolving credit agreement commitment was expanded from $727 million to $900 million and the maturity date was extended to October 31, 1998. In addition, the purchasers' commitments under the $600 million retail notes purchase facility agreement were terminated and the Corporation established a $300 million asset-backed commercial paper program supported by a bank liquidity facility with a maturity date of October 31, 1998. As of October 31, 1994, $377 million of sold notes were outstanding under the retail notes purchase facility. Participants of the facility will continue to own the receivables during the normal run-off. While the amended revolving credit facility removes certain dividend restrictions, the Corporation is required to maintain tangible net worth at a minimum of $175 million and a debt to tangible net worth ratio of no greater than 7 to 1.

     In October 1993, ratings on the Corporation's debt were reviewed by Standard and Poor's Corporation ("Standard and Poor's") and Moody's Investors Service, Inc. ("Moody's"). Standard and Poor's raised its ratings for the Corporation's debt from B- to BB for senior debt and from CCC to B+ for subordinated debt. Moody's confirmed their previous ratings of Ba3 for senior debt and B2 for subordinated debt. In November 1993, Duff & Phelps confirmed their debt ratings of BB+ for senior debt and BB for subordinated debt. The Corporation's commercial paper is rated "not prime" by Moody's.

     On November 16, 1993, the Corporation sold $100 million of 8 7/8% Senior Subordinated Notes due 1998 to the public. On December 16, 1993, the net proceeds from the 8 7/8% subordinated issue were used to redeem the Corporation's 11.95% Subordinated Debentures due December 1995. The Corporation also redeemed its 7 1/2% Senior Debentures due January 1994 on December 15, 1993.

     On December 15, 1994, the Corporation sold $315 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold
$304 of notes and $11 of certificates to investors.  The proceeds of $314, net

                        Management's Discussion and Analysis of
                Financial Condition and Results of Operations (Continued)


of $1 of underwriting fees, were used by the Corporation for general working capital purposes and to establish a $19 reserve account with the trust as credit enhancement for the public sale.

     The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis. The Corporation will occasionally enter into a forward interest rate lock agreement prior to a retail note receivables sale to protect against rising interest rates.

Business Outlook

     The truck industry is forecasted to continue to be strong in 1995. No significant change from the current level of financing support for Transportation truck product sales is anticipated by the Corporation. Competition coupled with potentially higher interest rates will put pressure on the Corporation's performance in 1995. Several financing institutions have entered the truck retail financing market, and this will put pressure on the Corporation's retail note acquisition activity. Higher funding costs will impact retail note margins and gains on sales of retail notes compared to 1994.

     Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1995 and beyond.

                                                                                                    Page
Item 8.  Financial Statements and Supplementary Data

     Navistar Financial Corporation and Subsidiaries:

       Statement of Consolidated Income and Retained Earnings
         for the years ended October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . .    9
       Statement of Consolidated Financial Condition as of
         October 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
       Statement of Consolidated Cash Flow for the years ended
         October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
       Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .   12
       Supplementary Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
       Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

                                      Navistar Financial Corporation and Subsidiaries



                                  Statement of Consolidated Income and Retained Earnings


                                                    Millions of dollars

                                                                                                           Note
For the years ended October 31                                          1994        1993         1992      Reference

Revenues
  Retail notes and lease financing  . . . . . . . . . . . . . . . . . $ 69.3      $101.9       $100.7
  Wholesale notes . . . . . . . . . . . . . . . . . . . . . . . . . .   39.0        32.0         28.3
  Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22.2        17.5         14.8
  Servicing fee income. . . . . . . . . . . . . . . . . . . . . . . .   17.3        10.6          8.6
  Insurance premiums earned . . . . . . . . . . . . . . . . . . . . .   51.1        57.4         59.9
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . .   11.2        12.5         16.0
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  210.1       231.9        228.3

Expenses
  Cost of borrowing:
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .   62.7        74.6         82.2       9, 10
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.1         4.7          4.5
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   69.8        79.3         86.7
  Supplemental Trust expense. . . . . . . . . . . . . . . . . . . . .      -         3.7            -      11
  Credit, collection and administrative . . . . . . . . . . . . . . .   25.9        26.1         26.8
  Provision for losses on receivables . . . . . . . . . . . . . . . .    2.3         1.5          3.6       6
  Insurance claims and underwriting . . . . . . . . . . . . . . . . .   54.0        65.2         61.7
  Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . .    2.9         7.1          3.1
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  154.9       182.9        181.9

Income Before Taxes on Income and Cumulative
  Effect of Changes in Accounting Policy. . . . . . . . . . . . . . .   55.2        49.0         46.4

Taxes on Income . . . . . . . . . . . . . . . . . . . . . . . . . . .   21.2        17.7         16.9       8

Income Before Cumulative Effect of Changes
   in Accounting Policy . . . . . . . . . . . . . . . . . . . . . . .   34.0        31.3         29.5

Cumulative Effect of Changes in Accounting Policy . . . . . . . . . .      -         8.8            -      11

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34.0        22.5         29.5

Retained Earnings
  Beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .   48.4        48.5         35.0
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .  (25.6)      (22.6)       (16.0)
  End of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 56.8      $ 48.4       $ 48.5      13






                                      See Notes to Consolidated Financial Statements.

                                      Navistar Financial Corporation and Subsidiaries


                                       Statement of Consolidated Financial Condition

                                                    Millions of dollars
                                                                                                             Note
As of October 31                                                                 1994            1993        Reference

ASSETS

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . .   $   28.3       $   33.9
Marketable Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .      130.5          125.6         4
Receivables
  Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,124.0        1,281.1         5
  Allowance for losses  . . . . . . . . . . . . . . . . . . . . . . . . . .       (8.2)         (10.9)        6
    Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,115.8        1,270.2
Amounts Due from Sales of Receivables . . . . . . . . . . . . . . . . . . .      180.6          138.4         5
Equipment on Operating Leases, Net. . . . . . . . . . . . . . . . . . . . .       26.6           25.1
Repossessions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1.8            1.8
Reinsurance Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .       33.7              -         7
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26.9           30.2

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,544.2       $1,625.2


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  419.2       $   75.0         9
Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73.0           77.3
Accrued Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.3            3.1
Accrued Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11.3           14.4
Senior and Subordinated Debt  . . . . . . . . . . . . . . . . . . . . . . .      672.3        1,124.2        10
Dealers' Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18.8           17.3
Unpaid Insurance Claims and Unearned Premiums . . . . . . . . . . . . . . .      121.7           94.5         7
Shareowner's Equity                                                                                          13
  Capital stock (Par value $1.00, 1,600,000 shares
    issued and outstanding) and paid-in capital . . . . . . . . . . . . . .      171.0          171.0
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56.8           48.4
  Unrealized losses on marketable securities. . . . . . . . . . . . . . . .       (2.2)             -         4
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      225.6          219.4

Total Liabilities and Shareowner's Equity . . . . . . . . . . . . . . . . .   $1,544.2       $1,625.2












                                         See Notes to Consolidated Financial Statements.

<PAGE 11>

                                          Navistar Financial Corporation and Subsidiaries


                                                Statement of Consolidated Cash Flow

                                                        Millions of dollars
                                                                                                                     Note
For the years ended October 31                                                 1994          1993          1992      Reference

Cash Flow From Operations
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   34.0      $   22.5      $   29.5
  Adjustments to reconcile net income to
    cash provided from operations:
      Gains on sales of receivables . . . . . . . . . . . . . . . . . .       (11.8)        (14.2)         (5.5)       5
      Depreciation and amortization . . . . . . . . . . . . . . . . . .         8.7           9.7           8.1
      Provision for losses on receivables . . . . . . . . . . . . . . .         2.3           1.5           3.6        6
      Cumulative effect of changes in
        accounting policy . . . . . . . . . . . . . . . . . . . . . . .           -           8.8             -
      Supplemental Trust expense. . . . . . . . . . . . . . . . . . . .           -           3.7             -
      Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        (3.5)         (1.8)        (22.6)
      Increase in deferred income taxes . . . . . . . . . . . . . . . .         3.1           3.7           2.8
      Increase (decrease) in accounts payable
        to affiliated companies . . . . . . . . . . . . . . . . . . . .        (0.9)         14.3           5.9
      Increase (decrease) in unpaid insurance
        claims and unearned premiums, net of
        reinsurance receivables . . . . . . . . . . . . . . . . . . . .        (6.5)         10.7           3.6
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5.4)         (3.6)        (12.9)
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20.0          55.3          12.5
Cash Flow From Investing Activities
  Purchase of retail notes and lease receivables. . . . . . . . . . . .      (915.9)       (770.2)       (658.6)
  Principal collections on retail notes and
    lease receivables . . . . . . . . . . . . . . . . . . . . . . . . .       180.9         337.4         409.3
  Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . .       994.8         558.2         249.2
  Acquisitions over cash collections of
    wholesale notes and accounts receivable . . . . . . . . . . . . . .      (140.0)       (171.9)        (85.2)
  Purchase of marketable securities . . . . . . . . . . . . . . . . . .       (51.8)        (58.1)        (85.7)
  Proceeds from sales of marketable securities  . . . . . . . . . . . .        45.1          64.8          76.9
  Increase in property and equipment
    leased to others. . . . . . . . . . . . . . . . . . . . . . . . . .        (5.3)        (14.2)         (3.9)
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       107.8         (54.0)        (98.0)
Cash Flow From Financing Activities
  Net increase (decrease) in bank
    revolving credit facility usage . . . . . . . . . . . . . . . . . .      (372.0)            -         507.0
  Principal payments on term debt . . . . . . . . . . . . . . . . . . .       (80.0)        (99.0)       (158.5)
  Principal payments on subordinated debt . . . . . . . . . . . . . . .      (100.0)            -             -
  Proceeds from issuance of subordinated debt . . . . . . . . . . . . .       100.0             -             -
  Net increase (decrease) in commercial paper . . . . . . . . . . . . .        19.2             -        (143.8)
  Net increase (decrease) in
    short-term bank borrowings  . . . . . . . . . . . . . . . . . . . .       325.0          75.0         (40.0)
  Dividends paid to Transportation  . . . . . . . . . . . . . . . . . .       (25.6)        (22.6)        (16.0)
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (133.4)        (46.6)        148.7
Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . .        (5.6)        (45.3)         63.2
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . . . .        33.9          79.2          16.0
Cash and Cash Equivalents at End of Year  . . . . . . . . . . . . . . .    $   28.3      $   33.9      $   79.2

Supplementary disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   64.8      $   79.3      $   79.9
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .        22.1          13.5          18.9


                                          See Notes to Consolidated Financial Statements.

                             NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE THREE YEARS ENDED OCTOBER 31, 1994

                                           MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). All significant intercompany accounts and transactions have been eliminated. All of the Corporation's capital stock is owned by Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar").

Revenue on Receivables

     Finance charges on retail notes and finance leases are recognized as income over the term of the receivables on the accrual basis utilizing the actuarial method. Interest from interest-bearing notes and accounts is taken into income on the accrual basis.

Allowance for Losses on Receivables

     The Corporation's allowance for losses on receivables is maintained at an amount management considers appropriate in relation to the outstanding receivables portfolio. Receivables are charged off to the allowance for losses as soon as they are determined to be uncollectible based on a note-by-note review, after all prelitigation collection efforts have been exhausted.

     Repossessions are carried at the lower of the unpaid net receivable balance or estimated realizable value of the equipment.

Receivable Sales

     The Corporation sells and securitizes receivables to public and private investors with limited recourse. The Corporation continues to service the receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related sold receivables and are included in servicing fee income. In a subordinated capacity, the Corporation retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors. Gains or losses on sales of receivables are credited or charged to financing revenue in the period in which the sales occur.

Insurance Operations

     Insurance premiums are earned on a pro rata basis over the terms of the policies.  Commission costs and premium taxes incurred in acquiring business are deferred and amortized on the same basis as such premiums are earned.  The

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (Continued)

liability for unpaid insurance claims includes provisions for reported claims and an estimate of unreported claims based on past experience. Such provi-sions include an estimate of loss adjustment expense. The estimated liability for unpaid insurance claims is regularly reviewed and updated. Any change in such estimate is reflected in current operations.

Income Taxes

     The tax effect of each item of revenue or expense reported in the Statement of Consolidated Income and Retained Earnings is recognized in the current period regardless of when the related tax is paid. Navistar and its subsidiaries file a consolidated Federal income tax return which includes Transportation and the Corporation. Federal income taxes for the Corporation are computed on a separate consolidated return basis and are payable to Transportation.

Cash and Cash Equivalents

     Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less, except for such securities held by the insurance operations which are included in marketable securities.

Reclassification

     Certain 1993 and 1992 amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

Changes in Accounting Policy

     In the first quarter of fiscal 1994, the Corporation adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"), which is applicable to the Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"). This statement eliminates the practice of reporting liabilities relating to reinsured contracts net of the effects of ceded reinsurance. Disclosures relating to SFAS 113 are provided in note
7. Effective October 31, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). SFAS 115 establishes financial accounting and reporting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 119 requires disclosures about the amounts, nature, and terms of derivative financial instruments. Disclosures relating to SFAS 115 and SFAS 119 are provided in notes 4 and 14, respectively.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (Continued)

     In the third quarter of fiscal 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") retroactive to November 1, 1992. The cumulative effect of adopting these changes in accounting policy resulted in an after tax charge to income of $8.8. Periods prior to November 1, 1992 were not required to be restated for the changes in accounting policy.


2. TRANSACTIONS WITH AFFILIATED COMPANIES

     The Corporation's primary business is the retail, wholesale, and to a lesser extent, lease financing of products sold by Transportation and its dealers within the United States.

Wholesale Notes, Wholesale Accounts and Retail Accounts Revenue

     In accordance with the agreements between the Corporation and Transportation relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from Transportation at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts.

     The Corporation purchases wholesale notes and accounts of dealers from Transportation at the principal amount of the receivables. An acquisition fee applicable to purchases of wholesale notes secured by new equipment is charged to Transportation. The retail accounts are accounts of Transportation customers. Revenue collected from Transportation for wholesale notes, wholesale and retail accounts and leases was $50.7 in 1994, $41.2 in 1993 and $38.6 in 1992.

Support Agreements

     Under provisions of certain public and private financing arrangements, agreements with Transportation and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. Since 1984, no maintenance payments have been required under these agreements.

Administrative Expenses

     The Corporation pays a fee to Transportation for data processing and other administrative services based on the actual cost of services performed. The amount of the fee was $2.5 in 1994, $2.3 in 1993 and $2.6 in 1992.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

2. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Short-Term Borrowings

     During fiscal 1994, the Corporation had daily average short-term borrowings from Transportation of $83 on which interest accrued at the Corporation's incremental short-term borrowing rate. These borrowings, including $4 of interest expense, were repaid during the year.

Accounts Payable

     Accounts payable include $16.3 and $19.5 payable to Transportation at October 31, 1994 and 1993, respectively.


3. INDUSTRY SEGMENTS

     The Corporation is engaged in two industry segments in the United States: finance and insurance. The Corporation provides wholesale, retail and lease financing for the sales of new and used trucks and related equipment by Transportation and its dealers. To a lesser extent, the Corporation also finances other commercial vehicles, primarily trailers, sold by independent dealers. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through the independent insurance agency system.

Information by industry segment is summarized as follows:

                                                                       1994         1993         1992

Revenues:
  Finance operations . . . . . . . . . . . . . . . . . . . . . .   $  149.9     $  164.2     $  155.5
  Insurance operations . . . . . . . . . . . . . . . . . . . . .       60.2         67.7         72.8
    Total revenue  . . . . . . . . . . . . . . . . . . . . . . .   $  210.1     $  231.9     $  228.3


Income before taxes on income and cumulative
    effect of changes in accounting policy:
  Finance operations . . . . . . . . . . . . . . . . . . . . . .   $   49.9     $   47.9     $   36.6
  Insurance operations . . . . . . . . . . . . . . . . . . . . .        5.3          1.1          9.8
    Total income before taxes on income and
      cumulative effect of changes in
      accounting policy. . . . . . . . . . . . . . . . . . . . .   $   55.2     $   49.0     $   46.4

Assets at end of year:
  Finance operations . . . . . . . . . . . . . . . . . . . . . .   $1,363.5     $1,473.5     $1,459.2
  Insurance operations . . . . . . . . . . . . . . . . . . . . .      180.7        151.7        149.5
    Total assets at end of year  . . . . . . . . . . . . . . . .   $1,544.2     $1,625.2     $1,608.7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MILLIONS OF DOLLARS

4. MARKETABLE SECURITIES

     Effective October 31, 1994, the Corporation applied SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities at October 31, 1994 are classified as securities available-for-sale and are stated at fair value. The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. The Corporation's retained earnings as of October 31, 1994 were decreased by $2.2 for unrealized holding losses, net of income taxes, and are included as a separate component of shareowner's equity in the Statement of Consolidated Financial Condition. As the restatement of prior years' financial statements is not permitted, marketable securities at October 31, 1993, consisting of investments in debt securities, were carried at amortized cost. The following table sets forth, by type of security issuer, the amortized cost and estimated market values at October 31, 1994 and 1993:

                                                                Gross            Gross         Estimated
                                             Amortized       Unrealized       Unrealized        Market
October 31, 1994                               Cost             Gains           Losses          Value

U.S. government and federal
   agency securities . . . . . . . . . . .    $ 67.4         $   .4           $  2.4           $ 65.4
Corporate debt securities. . . . . . . . .      27.7              -               .4             27.3
Mortgage- and
   asset-backed securities . . . . . . . .      28.3             .1               .7             27.7
Foreign governments. . . . . . . . . . . .       1.6              -                -              1.6
      Total debt securities. . . . . . . .    $125.0         $   .5           $  3.5           $122.0

Equity securities. . . . . . . . . . . . .       8.8             .4               .7              8.5
      Total. . . . . . . . . . . . . . . .    $133.8         $   .9           $  4.2           $130.5


October 31, 1993


U.S. government and federal
   agency securities . . . . . . . . . . .    $ 70.1         $  4.4           $    -           $ 74.5
Corporate debt securities. . . . . . . . .      17.8             .6                -             18.4
Mortgage- and
   asset-backed securities . . . . . . . .      36.1            1.3                -             37.4
Foreign governments. . . . . . . . . . . .       1.6             .1                -              1.7
      Total debt securities. . . . . . . .    $125.6         $  6.4           $    -           $132.0

<PAGE 17>        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

4. MARKETABLE SECURITIES (Continued)

     The amortized cost and estimated market values for investments in debt securities at October 31, 1994 by contractual maturity, are shown below:

                                                                                             Estimated
                                                                              Amortized        Market
                                                                                Cost           Value

Due in one year or less. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16.9           $ 16.9
Due after one year through five years. . . . . . . . . . . . . . . . . . . .    61.1             60.3
Due after five years through ten years . . . . . . . . . . . . . . . . . . .    12.7             11.5
Due after ten years. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6.0              5.6
                                                                                96.7             94.3
Mortgage- and asset-backed securities. . . . . . . . . . . . . . . . . . . .    28.3             27.7
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $125.0           $122.0

    Proceeds from sales or maturities of marketable securities available-for-sale were $45.1 during 1994 and $64.8 during 1993. Gross gains of $.9 and $1.3 were realized on those sales or maturities in 1994 and 1993, respectively. There were gross losses of $.2 in 1994 and 1993.

     All marketable securities at October 31, 1994 and 1993 were held by Harco National Insurance Company, of which $29.5 and $26.5, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.


5. FINANCE RECEIVABLES

     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                                                  1994             1993

Retail notes and lease financing:
  Truck  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  508.2         $  802.9
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18.1             20.6
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     526.3            823.5

Wholesale notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     240.0            212.5

Accounts:
  Retail . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     308.2            200.9
  Wholesale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49.5             44.2
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     357.7            245.1
      Total finance receivables  . . . . . . . . . . . . . . . . . . . . . .  $1,124.0         $1,281.1

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MILLIONS OF DOLLARS

5. FINANCE RECEIVABLES (Continued)

     Contractual maturities of finance receivables including unearned finance income at October 31, 1994 are summarized as follows:

                                                               Retail         Wholesale         Accounts

Due in:
  1995 . . . . . . . . . . . . . . . . . . . . . . . . . .   $  165.3         $  134.7         $  357.7
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . .      144.9            105.0                -
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . .      116.2               .3                -
Due after 1997 . . . . . . . . . . . . . . . . . . . . . .      161.1                -                -
     Gross finance receivables . . . . . . . . . . . . . .      587.5            240.0            357.7
Unearned finance income  . . . . . . . . . . . . . . . . .       61.2                -                -
    Total finance receivables  . . . . . . . . . . . . . .   $  526.3         $  240.0         $  357.7

     The actual cash collections from finance receivables will vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

     The Corporation sells finance receivables to public and private investors with limited recourse provisions. Uncollected sold receivable net balances at October 31 are as follows:

                                                                                1994             1993

Retail notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,034.4         $539.4
Wholesale notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     300.0          300.0
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,334.4         $839.4

     Gains or losses from the sales of receivables are recognized in the period in which such sales occur. As the allowance for credit losses is adequately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Retail notes and lease financing" revenue are gains totaling $11.8, $14.2 and $5.5 for the fiscal years ended October 31, 1994, 1993 and 1992, respectively. Gains on sales of wholesale receivables are not material as a result of their short maturities.

     The Corporation has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Securities Corporation ("NFSC"), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. These subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. At October 31, 1994, NFSC had in place a $300 revolving

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

5. FINANCE RECEIVABLES (Continued)

wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is comprised of three $100 pools of notes maturing serially from 1997 to 1999. On September 16, 1993, NFRRC filed a registration with the Securities and Exchange Commission providing for the issuance from time to time of $1,000 of asset-backed securities. During fiscal 1994, in three separate sales, the Corporation sold $830 of retail notes, net of unearned finance income, through NFRRC to three individual owner trusts. The owner trusts, in turn, sold $801 of notes and $29 of certificates to investors. The proceeds of $828, net of $2 of underwriting fees, were used by the Corporation for general working capital purposes and to establish $57 in cash reserves with the trusts as credit enhancement for the public sales. On October 7, 1994, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 of asset-backed securities, bringing the total amount available for issuance by NFRRC to $2,170 at fiscal year-end.

     The Corporation's retained interest in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. Holdback reserves were established pursuant to the limited recourse provisions of the retail note sales to private investors. The securitized sales structure requires the Corporation to maintain cash reserves with the trusts as credit enhancement for public sales. The cash reserves are held by the trusts and restricted for use by the securitized sales agreements. The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                                                                  October 31
                                                                               1994             1993
Cash held by trusts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 51.5           $  9.6
Subordinated retained interests in receivables . . . . . . . . . . . . . . .    60.6             54.4
Holdback reserves. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    64.4             69.4
Excess servicing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12.1              8.9
Less allowance for credit losses . . . . . . . . . . . . . . . . . . . . . .    (8.0)            (3.9)
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $180.6           $138.4

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MILLIONS OF DOLLARS

6. ALLOWANCE FOR LOSSES

     The allowance for losses on receivables is summarized as follows:

                                                                           1994       1993       1992

Total allowance for losses at beginning of year  . . . . . . . . . . . .   $14.8      $14.0      $13.6
Provision for losses . . . . . . . . . . . . . . . . . . . . . . . . . .     2.3        1.5        3.6
Net losses charged to allowance  . . . . . . . . . . . . . . . . . . . .     (.9)       (.7)      (3.2)
  Total allowance for losses at end of year  . . . . . . . . . . . . . .   $16.2      $14.8      $14.0


Allowance pertaining to:
   Owned notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 8.2      $10.9      $12.4
   Sold notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8.0        3.9        1.6
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $16.2      $14.8      $14.0

7.  REINSURANCE RECEIVABLES

     In the normal course of business, the Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company, limits its exposure on any single loss occurrence by ceding reinsurance to other insurance enterprises. SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", prescribes the accounting standards for such reinsurance arrangements and was adopted by the Corporation in the first quarter of fiscal 1994. This statement eliminates the practice of reporting liabilities relating to reinsured contracts net of the effects of reinsurance. It requires reinsurance receivables including amounts related to unpaid insurance claims and prepaid reinsurance premiums to be reported as assets. In accordance with SFAS 113, the Corporation's assets include $33.7 of reinsurance receivables at October 31, 1994. The adoption of SFAS 113 did not have a material effect on the Corporation's financial results.
Restatement of prior years' financial statements is not required.


8. TAXES ON INCOME

     During fiscal 1993, the Corporation adopted SFAS 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 generally allows recognition of deferred tax assets if future realization is more likely than not.

<PAGE 21>         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MILLIONS OF DOLLARS

8.  TAXES ON INCOME (Continued)

     Taxes on income are summarized as follows:

                                                                            1994       1993       1992

Current:
   Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $15.1      $12.0      $12.7
   State and local . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.0        2.0        1.4
     Total current . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.1       14.0       14.1

Deferred (primarily Federal) . . . . . . . . . . . . . . . . . . . . . .     3.1        3.7        2.8
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $21.2      $17.7      $16.9

     The effective tax rate of 38% in 1994 and 36% in 1993 and 1992 differs from the statutory United States Federal tax rate of 35% in 1994 and 1993 and 34% in 1992 primarily because of state and local income taxes. Deferred tax assets and liabilities at October 31, 1994 and 1993 are comprised of the following:

                                                                                      1994       1993

Deferred tax assets:
   Other postretirement benefits . . . . . . . . . . . . . . . . . . . . . . . . . .  $2.7       $2.7
   Unrealized losses on marketable securities. . . . . . . . . . . . . . . . . . . .   1.2          -
      Total deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . .   3.9        2.7

Deferred tax liabilities:
   Depreciation and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5.9        2.7
      Net deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . .  $2.0       $  -

     During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994 the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's intended result is constitutionally prohibited. NFC's outside counsel is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.


9. SHORT-TERM DEBT

     Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements.
<PAGE 22>
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

9. SHORT-TERM DEBT (Continued)

     Short-Term Debt at October 31 is summarized as follows:

                                                                                      1994        1993

Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 19.2      $    -
Short-term bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   400.0        75.0
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $419.2      $ 75.0


     Information regarding short-term borrowings is as follows:

                                                                        1994         1993         1992

Aggregate obligations outstanding:
  Daily average. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 11.7       $   .6       $ 56.2
  Maximum month-end balance. . . . . . . . . . . . . . . . . . . .     419.2         75.0        203.3

Weighted average interest rate:
  On average daily borrowing . . . . . . . . . . . . . . . . . . .       5.4%         6.5%         5.5%
  At October 31. . . . . . . . . . . . . . . . . . . . . . . . . .       5.6%         6.5%           -

     Unused commitments under the Corporation's bank revolving credit facility and retail notes receivable purchase facility are used as backup for outstanding short-term borrowings.


10. SENIOR AND SUBORDINATED DEBT

     Senior and Subordinated Debt outstanding at October 31 is summarized as follows:

                                                                                 1994            1993


Bank revolving credit, at variable rates,
  due November 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  355.0        $  727.0

Senior term debt:
  7 1/2% Debentures, due January 1994  . . . . . . . . . . . . . . . . . .          -            75.0
  Notes, medium-term, 9.50% to 9.75%,
    due 1995 to 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .      217.5           222.5
  Unamortized discount . . . . . . . . . . . . . . . . . . . . . . . . . .        (.2)            (.3)
      Total senior term debt . . . . . . . . . . . . . . . . . . . . . . .      217.3           297.2

Subordinated term debt:
  Debentures, 11.95%, due December 1995  . . . . . . . . . . . . . . . . .          -           100.0
  Senior Notes, 8 7/8%, due November 1998. . . . . . . . . . . . . . . . .      100.0               -
    Total subordinated term debt . . . . . . . . . . . . . . . . . . . . .      100.0           100.0

      Total senior and subordinated debt . . . . . . . . . . . . . . . . .   $  672.3        $1,124.2
/TABLE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MILLIONS OF DOLLARS

10. SENIOR AND SUBORDINATED DEBT (Continued)

     The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 7.1%, 6.6% and 7.6% in 1994, 1993 and 1992, respectively. At October 31, 1994, all of the Corporation's term debt was at a fixed rate of interest. The aggregate annual maturities and required payments of debt are as follows: 1995, $100; 1996, $472; and 1999, $100.

     At October 31, 1994, the Corporation had $1,327 of committed credit facilities. These facilities consisted of a contractually committed bank revolving credit facility of $727 and a contractually committed retail notes receivable purchase facility of $600. Unused commitments under the credit and purchase facilities were $595, of which $419 provided funding backup for the outstanding short-term debt at October 31, 1994. The remaining $176 when combined with unrestricted cash and cash equivalents made $204 available to fund the general business purposes of the Corporation at October 31, 1994. Compensating cash balances are not required under the revolving credit facility, but commitment fees are paid on the unused portions of the bank revolving credit and retail notes receivable purchase facilities. The Corporation also pays a facility fee on the $600 retail notes receivable purchase facility. The bank revolving credit facility grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders. In November 1994, the Corporation amended its committed credit facilities. See note 16 for discussion of the subsequent event.

     On November 16, 1993, the Corporation sold $100 of 8 7/8% Senior Subordinated Notes due 1998 and used the proceeds to redeem its 11.95% Subordinated Debentures due December 1995 on December 16, 1993. The Corporation also redeemed its 7 1/2% Senior Debentures due January 1994 on December 15, 1993.


11. RETIREMENT BENEFITS

     The Corporation provides postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance expense for employees, retirees, surviving spouses and dependents.

     The pension plans are non-contributory with benefits related to an employee's length of service and compensation rate. The Corporation's policy is to fund its qualified pension plan in accordance with applicable government regulations and to make additional payments as necessary to maintain full funding of the vested accumulated benefit obligation. For plan years which ended during the current fiscal year, all legal funding requirements have been met. Plan assets are primarily invested in a dedicated portfolio of long-term fixed income securities.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

11. RETIREMENT BENEFITS (Continued)

     In addition to providing pension benefits, the Corporation provides health care and life insurance for a majority of its retired employees. For most retirees, these benefits are defined by the terms of an agreement between Navistar and its employees, retirees and collective bargaining organizations which provides for postretirement health care and life insurance benefits ("the Plan"). The Plan, which was implemented on July 1, 1993, provided for cost sharing between Navistar and retirees in the form of premiums, co-payments and deductibles. A Base Program Trust was established to provide a vehicle for funding of the health care liability through Navistar contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Trust was also established to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future. During 1993, the Corporation agreed to contribute $3.7 to the Supplemental Benefit Trust.


Pension Expense

     Net pension cost includes the following:

                                                                           1994       1993        1992

Service cost-benefits earned during the period . . . . . . . . . . . . .  $ 1.0      $  .6       $  .6
Interest cost on projected benefit obligation. . . . . . . . . . . . . .    2.7        2.8         2.7
Return on assets        - actual gain (loss) . . . . . . . . . . . . . .    3.3       (8.4)       (2.8)
                        - deferred gain (loss) . . . . . . . . . . . . .   (6.8)       5.2         (.3)
Other costs (including amortization of
  transition amount) . . . . . . . . . . . . . . . . . . . . . . . . . .     .1         .1          .3
    Net pension cost . . . . . . . . . . . . . . . . . . . . . . . . . .  $  .3      $  .3       $  .5

     The unrecognized net obligation as of the transition date is being amortized on a straight-line basis over 15 years. The effect of plan amendments is amortized over the remaining average service life of active employees.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MILLIONS OF DOLLARS

11. RETIREMENT BENEFITS (Continued)

Pension Assets and Liabilities

     The plans' funded status and reconciliation to the Statement of Consolidated Financial Condition as of October 31 were as follows:

                                                   Plan in Which                Plan in Which
                                                   Assets Exceed             Accumulated Benefits
                                               Accumulated Benefits             Exceed Assets
                                                 1994              1993       1994            1993

Actuarial present value of:
  Vested benefits  . . . . . . . . . . . . .   $(25.8)           $(32.8)     $(1.8)          $(1.9)
  Non-vested benefits  . . . . . . . . . . .     (3.0)             (2.4)       (.1)            (.1)
    Accumulated benefit
      obligation . . . . . . . . . . . . . .    (28.8)            (35.2)      (1.9)           (2.0)
  Effect of projected future
      compensation levels  . . . . . . . . .      (.6)             (3.5)         -               -
    Total projected benefit
      obligation . . . . . . . . . . . . . .    (29.4)            (38.7)      (1.9)           (2.0)
Plan assets at fair value  . . . . . . . . .     34.5              39.8          -               -
  Funded status at October 31. . . . . . . .      5.1               1.1       (1.9)           (2.0)
Unrecognized net losses (gains). . . . . . .     (4.8)              (.8)        .2              .2
Unrecognized plan amendments . . . . . . . .       .5                .6          -               -
Unrecognized net obligation
      as of transition date  . . . . . . . .       .2                .2          -               -
    Net asset (liability)  . . . . . . . . .   $  1.0            $  1.1      $(1.7)          $(1.8)

     The weighted average rate assumptions used in determining the projected benefit obligation and pension expense were:

                                                                         1994        1993        1992

Discount rate used to determine the present value
  of the projected benefit obligations . . . . . . . . . . . . . . . .    9.2%        6.7%        8.1%
Expected long-term rate of return on plan assets . . . . . . . . . . .    9.0%       10.0%       10.0%
Expected rate of increase in future
  compensation levels. . . . . . . . . . . . . . . . . . . . . . . . .    3.5%        3.5%        5.5%

Postretirement Benefits Other Than Pensions

     During 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" retroactive to November 1, 1992. SFAS 106 requires the accrual of the expected cost of providing postretirement benefits during employees' active service periods. The Corporation's previous practice was to charge the cost of these benefits against operations on a pay-as-you-go basis. The adoption of SFAS 106 did not affect cash flow, but it did change the timing of the recognition of costs.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

11. RETIREMENT BENEFITS (Continued)

     The Corporation elected to recognize the SFAS 106 transition obligation as a one-time non-cash charge to earnings. The cumulative effect of this change in accounting policy, as of November 1, 1992, was $8.8, net of income taxes of $5.4.

     The components of expense under SFAS 106 for postretirement benefits other than pensions that are included in the Statement of Consolidated Income and Retained Earnings for 1994 and 1993 include the following:

                                                                                        1994      1993

Service cost - benefits earned during the year . . . . . . . . . . . . . . . . . . .   $  .2     $  .3
Interest cost on the accumulated benefit obligation. . . . . . . . . . . . . . . . .      .7        .6
Expected return on assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (.2)        -

Total cost of postretirement benefits other than pensions. . . . . . . . . . . . . .   $  .7     $  .9

     The components of the liability for postretirement benefits other than pensions as of October 31, 1994 were as follows:

                                                                                        1994      1993

Retirees and their dependents. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(4.2)    $(4.6)
Active employees eligible to retire. . . . . . . . . . . . . . . . . . . . . . . . .    (2.2)     (1.3)
Other active participants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2.6)     (2.7)

Accumulated postretirement benefit obligation (APBO) . . . . . . . . . . . . . . . .    (9.0)     (8.6)
Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.8       2.4

APBO in excess of plan assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6.2)     (6.2)
Unrecognized net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      .7        .8

Net liability recognized on the
   Statement of Consolidated Financial Condition . . . . . . . . . . . . . . . . . .   $(5.5)    $(5.4)

     The discount rate used to determine the accumulated postretirement benefit obligation at October 31, 1994, was 8.9%, based on the estimated income of high-quality fixed income securities which could be purchased to effectively settle the obligation. For 1995, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 10.0%. The rate is projected to decrease to 5.0% in the year 2003 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $1.0 and the associated expense recognized for the year ended October 31, 1994 would increase by an estimated $.2. Conversely, a decrease in the cost trend rate would lower the accumulated postretirement benefit obligation and the associated expense.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MILLIONS OF DOLLARS

12. LEASES

     The Corporation is obligated under noncancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1994, future minimum lease commitments under noncancelable operating leases with remaining terms in excess of one year are as follows:

          Year Ended October 31,
          1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1.5
          1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.5
          1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.4
          1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.4
          1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.3
          Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.3
             Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $8.4

13. SHAREOWNER'S EQUITY

     The number of authorized shares of capital stock as of October 31, 1994 and 1993 was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights. As discussed in note 16, the Corporation amended and restated its bank credit facility in November 1994 which among other things changed previous limitations on the Corporation's authority to pay dividends to Transportation.


14. FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by the Corporation, using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The methods and assumptions used to estimate the fair value of each class of financial instruments are summarized as follows:

   Cash and Cash Equivalents

   The carrying amount approximates fair value.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MILLIONS OF DOLLARS

14. FINANCIAL INSTRUMENTS (Continued)

   Marketable Securities

   Fair value is estimated based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments. The fair value of marketable securities held by insurance affiliates at October 31, 1994 is disclosed, as required, in note 4 and included below.

   Finance Receivables

   The fair value of truck retail notes is estimated by discounting the future cash flows using an estimated discount rate reflecting current rates paid to purchasers of similar types of receivables with similar credit, interest rate and prepayment risks. For other retail notes, primarily variable-rate notes that reprice frequently, and for wholesale notes and retail and wholesale accounts, the carrying amounts approximate fair value.

   Amounts Due from Sales of Receivables

   The fair values of excess servicing cash flows and other subordinated amounts due the Corporation arising from receivable sale transactions were derived by discounting expected cash flows at estimated current market rates. The fair value of cash deposits approximates their carrying value.

   Senior and Subordinated Debt

   For variable-rate borrowings under the bank revolving credit agreement that reprice frequently, the carrying amount approximates fair value. The fair values of notes and debentures are estimated based on quoted market prices where available and, where not available, on quoted market prices of debt with similar characteristics.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MILLIONS OF DOLLARS

14. FINANCIAL INSTRUMENTS (Continued)

     The carrying amounts of financial instruments as reported in the Statement of Financial Condition and described in the various notes to the financial statements and their fair values at October 31 are as follows:

                                                          1994                       1993
                                                  Carrying       Fair        Carrying        Fair
                                                   Amount       Value         Amount        Value

Financial assets:
  Cash and cash equivalents. . . . . . . . . . .  $ 28.3       $ 28.3        $   33.9      $   33.9
  Marketable securities. . . . . . . . . . . . .   130.5        130.5           125.6         132.0
  Finance receivables:
    Retail notes . . . . . . . . . . . . . . . .   464.4        470.5           765.6         776.7
    Wholesale notes. . . . . . . . . . . . . . .   240.0        240.0           212.5         212.5
    Accounts . . . . . . . . . . . . . . . . . .   357.7        357.7           245.1         245.1
  Amounts due from sales of
    receivables. . . . . . . . . . . . . . . . .   180.6        170.6           138.4         134.9

Financing liabilities:
  Senior and subordinated debt . . . . . . . . .  $672.3       $673.9        $1,124.2      $1,138.0

Derivative Financial Instruments

     The Corporation acquires floating rate wholesale receivables and fixed rate retail receivables and generally funds floating rate receivables with floating rate funding and fixed rate receivables with fixed rate funding and equity. Interest rate caps and swaps are used when needed to convert floating rate funds to fixed and vice versa to match the asset portfolio. In addition, the Corporation will use a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. During fiscal 1994, the Corporation entered into two short-term forward interest rate lock agreements related to two sales of receivables. At October 31, 1994, there were no swap agreements outstanding and only one interest rate cap purchased in 1985 for a notional amount of $50 million which serves to partially hedge the interest cost of variable rate debt. The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $18.2 and are included in the Corporation's marketable securities at October 31, 1994.


15. LEGAL PROCEEDINGS

     In May 1993, a jury issued a verdict in favor of Vernon Klein & Equipment, Inc. and against Transportation and the Corporation in the amount of $10.8 in compensatory damages and $15 in punitive damages. Transportation appealed the verdict and, in November 1994, the Court of Appeals of the State

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

15. LEGAL PROCEEDINGS (Continued)

of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case.

     The Corporation and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Corporation and its subsidiaries. In the opinion of the Corporation's management, none of these proceedings or claims are material to the business or the financial condition of the Corporation.


16. SUBSEQUENT EVENTS

     In November 1994, the Corporation amended and restated its $727 million bank revolving credit agreement, extending the maturity date to October 31, 1998 and expanding the commitment to $900 million. In addition, the purchasers' commitments under the $600 million retail notes purchase facility agreement were terminated and the Corporation established a $300 million asset backed commercial paper ("ABCP") program supported by a bank liquidity facility with a maturity date of October 31, 1998. While the amended revolving credit facility removes certain dividend restrictions, the Corporation is required to maintain tangible net worth at a minimum of $175 million and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the restated agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders.

     As of October 31, 1994, approximately $377 million of sold notes were outstanding under the $600 million retail notes purchase facility. Participants of the facility will continue to own the receivables during the run off.

     Under the terms of the ABCP program, a special purpose wholly-owned subsidiary of NFC will purchase retail and lease receivables. All assets of the subsidiary will be pledged to a Trust that will fund the receivables with A1/P1 rated commercial paper. In addition, the assets may be sold to the Trust.

     Compensating cash balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage. The Corporation also pays a commitment fee on the unused portion of the $300 million ABCP liquidity facility.

     On December 15, 1994, the Corporation sold $315 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold $304 of notes and $11 of certificates to investors. The proceeds of $314, net of $1 of underwriting fees, were used by the Corporation for general working capital purposes and to establish a $19 reserve account with the trust as credit enhancement for the public sale.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MILLIONS OF DOLLARS

17. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                          1994
                                         1st          2nd          3rd           4th         Fiscal
                                     Quarter      Quarter      Quarter       Quarter           Year

Revenues . . . . . . . . . . . . .  $58.0           $48.3        $50.6         $53.2         $210.1
Interest expense . . . . . . . . .   15.7            15.7         16.7          14.6           62.7
Provision for losses
  on receivables . . . . . . . . .     .8              .2           .1           1.2            2.3
Net income . . . . . . . . . . . .   10.9             8.0          8.6           6.5           34.0

                                                          1993
                                         1st          2nd          3rd           4th         Fiscal
                                     Quarter      Quarter      Quarter       Quarter           Year

Revenues . . . . . . . . . . . . .  $60.9           $59.1        $56.4         $55.5         $231.9
Interest expense . . . . . . . . .   20.8            18.8         17.6          17.4           74.6
Provision for losses
  on receivables . . . . . . . . .     .9             1.1           .3           (.8)           1.5
Net income . . . . . . . . . . . .     .9             8.8          5.2           7.6           22.5

<PAGE 32>

                                                SUPPLEMENTARY FINANCIAL DATA

                                      Five Year Summary of Financial and Operating Data


                                                 Dollar amounts in millions

                                                      1994          1993          1992          1991         1990

Revenues and net income retained
  Revenues  . . . . . . . . . . . . . . . . . .   $  210.1      $  231.9      $  228.3      $  235.9     $  247.6
  Provision for losses on
    receivables . . . . . . . . . . . . . . . .        2.3           1.5           3.6           5.8          3.5
  Interest expense  . . . . . . . . . . . . . .       62.7          74.6          82.2          90.3        110.1
  Other charges, net  . . . . . . . . . . . . .       89.9         106.8          96.1          86.6         78.6
  Taxes on income . . . . . . . . . . . . . . .       21.2          17.7          16.9          20.2         20.4
  Cumulative effect of changes in
    accounting policy, net of
    income taxes. . . . . . . . . . . . . . . .          -           8.8             -             -            -
  Net income  . . . . . . . . . . . . . . . . .       34.0          22.5          29.5          33.0         35.0
  Dividends paid  . . . . . . . . . . . . . . .       25.6          22.6          16.0          74.0         33.0
  Net income retained . . . . . . . . . . . . .   $    8.4      $    (.1)     $   13.5      $  (41.0)    $    2.0


  Percent of net income to average
    shareowner's equity . . . . . . . . . . . .       15.1%         10.3%         13.8%         15.0%        13.6%


Assets at end of year
  Cash and cash equivalents . . . . . . . . . .   $   28.3      $   33.9      $   79.2      $   16.0     $   11.1
  Marketable securities . . . . . . . . . . . .      130.5         125.6         130.5         119.1        103.3
  Finance receivables:
    Truck retail notes and lease financing. . .      508.2         802.9         935.9         902.8        817.5
    Wholesale notes . . . . . . . . . . . . . .      240.0         212.5          81.5          37.8        401.4
    Accounts  . . . . . . . . . . . . . . . . .      357.7         245.1         204.3         162.9        202.7
    Other retail notes  . . . . . . . . . . . .       18.1          20.6          19.2          25.2         24.5
      Total . . . . . . . . . . . . . . . . . .    1,124.0       1,281.1       1,240.9       1,128.7      1,446.1
    Allowance for losses  . . . . . . . . . . .       (8.2)        (10.9)        (12.4)        (11.7)       (11.7)
      Finance receivables, net  . . . . . . . .    1,115.8       1,270.2       1,228.5       1,117.0      1,434.4
  Other assets  . . . . . . . . . . . . . . . .      269.6         195.5         170.5         196.0        131.6
      Total assets  . . . . . . . . . . . . . .   $1,544.2      $1,625.2      $1,608.7      $1,448.1     $1,680.4



Liabilities and shareowner's equity at end of year
  Commercial paper. . . . . . . . . . . . . . .   $   19.2      $     -       $     -       $  143.8     $  558.1
  Short-term bank borrowings  . . . . . . . . .      400.0          75.0            -           40.0         70.0
  Bank revolving credit . . . . . . . . . . . .      355.0         727.0         727.0         220.0            -
  Medium-term notes . . . . . . . . . . . . . .      217.3         222.2         261.1         419.4        342.3
  Long-term notes and debentures  . . . . . . .          -          75.0         135.0         135.0        184.9
  Subordinated debt . . . . . . . . . . . . . .      100.0         100.0          94.9          93.7         92.6
      Total debt  . . . . . . . . . . . . . . .    1,091.5       1,199.2       1,218.0       1,051.9      1,247.9
  Other liabilities . . . . . . . . . . . . . .      227.1         206.6         171.2         190.2        185.5
  Shareowner's equity . . . . . . . . . . . . .      225.6         219.4         219.5         206.0        247.0
      Total liabilities and
        shareowner's equity . . . . . . . . . .   $1,544.2      $1,625.2      $1,608.7      $1,448.1     $1,680.4


  Debt to equity ratio  . . . . . . . . . . . .      4.8:1         5.5:1         5.5:1         5.1:1        5.1:1
  Senior debt to capital funds ratio. . . . . .      3.0:1         3.4:1         3.6:1         3.2:1        3.4:1

  Gross insurance premiums written. . . . . . .   $   59.0      $   65.8      $   69.2      $   66.3     $   55.8

  Number of employees . . . . . . . . . . . . .        353           339           364           353          368

Gross Finance Receivables and Leases Acquired

Dollar amounts in millions                 1994            1993           1992           1991           1990


Wholesale notes . . . . . . . . . . .  $2,306.6        $1,977.6       $1,547.7       $1,461.0       $1,601.4

Retail notes and leases:
    New . . . . . . . . . . . . . . .     861.9           730.0          591.8          554.4          512.6
    Used  . . . . . . . . . . . . . .     217.2           168.4          185.9          192.8          189.7
      Total . . . . . . . . . . . . .   1,079.1           898.4          777.7          747.2          702.3

  Total . . . . . . . . . . . . . . .  $3,385.7        $2,876.0       $2,325.4       $2,208.2       $2,303.7



Analysis of Finance Retail Notes Acquired

                                                Average             Down Payment
                                              Contractual           as a Percent                Average
                                                 Term                of Retail                  Monthly
                                               in Months            Sales Price               Installment
                         Number of
Year                         Units            New       Used        New        Used             New       Used

1994. . . . . . . . . .     17,331             54         38        6.6%       13.9%         $1,311       $921
1993. . . . . . . . . .     15,879             53         34        6.2        17.0           1,248        786
1992. . . . . . . . . .     14,227             52         35        6.6        14.1           1,239        845
1991  . . . . . . . . .     13,768             52         37        7.2        13.5           1,286        875
1990  . . . . . . . . .     13,950             53         37        8.8        16.5           1,327        766

Analysis of Gross Retail Notes and Lease Financing
With Installments Past Due Over 60 Days

At October 31 ($ Millions)                               1994        1993         1992        1991         1990

  Original amount of notes
    and leases  . . . . . . . . . . . . . . . . . .     $ 1.3       $ 2.6        $ 4.3       $ 3.9        $ 6.1
  Balance of notes and leases . . . . . . . . . . .        .5          .7          2.1         1.9          3.9
  Balance as a percent of
    total outstanding . . . . . . . . . . . . . . .       .09%        .08%         .19%        .18%         .40%




Analysis of Repossessions

                                                         1994        1993         1992        1991         1990

  Repossessions acquired as a
    percentage of average retail
    note gross balance. . . . . . . . . . . . . . . .   .97%         1.95%        3.70%       4.54%        5.61%

Analysis of Loss Experience

($ Millions)                                               1994       1993       1992     1991      1990


Net losses:
   Retail notes and leases . . . . . . . . . . . . . .     $ .6       $(.1)      $2.4     $3.0      $2.0
   Wholesale notes . . . . . . . . . . . . . . . . . .       .1         .8         .8      2.8        .4
   Accounts. . . . . . . . . . . . . . . . . . . . . .       .2          -          -        -         -
         Total . . . . . . . . . . . . . . . . . . . .     $ .9       $ .7       $3.2     $5.8      $2.4


Percent net losses (recoveries) to liquidations:
   Retail notes and leases . . . . . . . . . . . . . .       .07%      (.01)%     .27%     .41%      .26%
   Wholesale notes . . . . . . . . . . . . . . . . . .       .01        .04       .06      .19       .03
         Total . . . . . . . . . . . . . . . . . . . .       .03%       .03%      .13%     .26%      .10%


Percent net losses to related
  average gross receivables outstanding:
   Retail notes and leases . . . . . . . . . . . . . .       .04%         -%      .17%     .21%      .13%
   Wholesale notes . . . . . . . . . . . . . . . . . .       .03        .16       .20      .66       .10
   Accounts. . . . . . . . . . . . . . . . . . . . . .       .08          -         -        -         -
         Total . . . . . . . . . . . . . . . . . . . .       .04%       .03%      .16%     .29%      .11%


Includes loss experience on sold notes.

                             Navistar Financial Corporation and Subsidiaries



                             Statement of Financial Reporting Responsibility



     Management of Navistar Financial Corporation and its subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based on management's estimates and judgments.

     The accompanying financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte
& Touche LLP all the Corporation's financial records and related data, as well as the minutes of Directors' meetings. Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

     Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protec-tion of assets from unauthorized use and the execution and recording of transactions in accordance with management's authorization. The system of internal controls which provides for appropriate division of responsibility is supported by written policies and procedures that are updated by management as necessary. The system is tested and evaluated regularly by the parent Company's internal auditors as well as by the independent auditors in connec-tion with their annual audit of the financial statements. The independent auditors conduct their audit in accordance with generally accepted auditing standards and perform such tests of transactions and balances as they deem necessary. Management considers the recommendations of its internal auditors and independent auditors concerning the Corporation's system of internal controls and takes the necessary actions that are cost-effective in the cir-cumstances to respond appropriately to the recommendations presented. Manage-ment believes that the Corporation's system of internal controls accomplishes the objectives set forth in the first sentence of this paragraph.



John J. Bongiorno
President and Chief Executive Officer



Phyllis E. Cochran
Vice President and Controller

                             Navistar Financial Corporation and Subsidiaries



                                      Independent Auditors' Report




Navistar Financial Corporation:

     We have audited the financial statements of Navistar Financial Corporation and its subsidiaries listed in Item 8. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries at October 31, 1994 and 1993, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective November 1, 1992, Navistar Financial Corporation changed its method of accounting for postretirement benefits other than pensions and for income taxes.




/s/DELOITTE & TOUCHE LLP
   Deloitte & Touche LLP
   December 12, 1994
   Chicago, Illinois

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

                                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

     See Index to Financial Statements in Item 8.

Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including Those Incorporated By Reference

  Exhibit                                                                                 Form 10-K
  Number      Description                                                                    Page
     (3)      Articles of Incorporation and By-Laws
                of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-1
     (4)      Instruments Defining the Rights of Security
              Holders, including Indentures. . . . . . . . . . . . . . . . . . . . . . . .    E-2
     (10)     Material Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-3
     (24)     Power of Attorney. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40
     (27)     Financial Data Schedule

Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended October 31, 1994.

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



                                                NAVISTAR FINANCIAL CORPORATION
                                                          (Registrant)




By:   /s/PHYLLIS E. COCHRAN                                    January 27,1995
         Phyllis E. Cochran
         Vice President and Controller
         (Principal Accounting Officer)