Form 10-Q
NAVISTAR FINANCIAL CORP
filed 1995-03-14
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1995

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 28, 1995, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                                    INDEX

                                                                       Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

    Statement of Consolidated Income and Retained Earnings --
      Three Months Ended January 31, 1995 and 1994. . . . . . . . . . .   2

    Statement of Consolidated Financial Condition --
      January 31, 1995; October 31, 1994; and January 31, 1994. . . . .   3

    Statement of Consolidated Cash Flow --
      Three Months Ended January 31, 1995 and 1994. . . . . . . . . . .   4

    Notes to Consolidated Financial Statements. . . . . . . . . . . . .   5

  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . . .   9


PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                                         Three Months Ended
                                                                            January 31
                                                                          1995       1994
Revenue
  Retail notes and lease financing . . . . . . . . . . . . . . . . . . . $ 13.7     $ 24.5
  Wholesale notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   11.2        9.1
  Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.0        4.6
  Servicing fee income . . . . . . . . . . . . . . . . . . . . . . . . .    4.3        3.8
  Insurance premiums earned. . . . . . . . . . . . . . . . . . . . . . .   11.3       13.7
  Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .    3.4        3.1
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50.9       58.8


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17.1       15.7
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2.1        1.4
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19.2       17.1

  Credit, collection and administrative. . . . . . . . . . . . . . . . .    6.6        6.3
  Provision for losses on receivables. . . . . . . . . . . . . . . . . .     .1         .8
  Insurance claims and underwriting. . . . . . . . . . . . . . . . . . .   12.8       15.6
  Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . . .    1.8        1.3
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40.5       41.1


Income Before Taxes on Income. . . . . . . . . . . . . . . . . . . . . .   10.4       17.7

Taxes on Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4.1        6.8

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.3       10.9

Retained Earnings

  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .   56.8       48.4

  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -        6.9

  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 63.1     $ 52.4







See Notes to Consolidated Financial Statements.

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                  January 31   October 31    January 31
                                                     1995         1994          1994
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . . . .    $    3.8     $   28.3      $   36.4

Marketable Securities. . . . . . . . . . . . . .       128.7        130.5         136.6

Finance Receivables
   Retail notes and lease financing. . . . . . .       375.1        513.9         454.1
   Wholesale notes . . . . . . . . . . . . . . .       264.8        240.0         220.6
   Accounts. . . . . . . . . . . . . . . . . . .       310.5        357.7         281.7
                                                       950.4      1,111.6         956.4
   Allowance for losses. . . . . . . . . . . . .        (6.5)        (8.2)         (9.2)
     Finance Receivables, Net. . . . . . . . . .       943.9      1,103.4         947.2

Amounts Due from Sales of Receivables
   (Note 3). . . . . . . . . . . . . . . . . . .       206.6        193.0         182.0
Equipment on Operating Leases, Net . . . . . . .        33.5         26.6          16.7
Repossessions. . . . . . . . . . . . . . . . . .         1.5          1.8           4.1
Reinsurance Receivables. . . . . . . . . . . . .        30.3         33.7          38.6
Other Assets . . . . . . . . . . . . . . . . . .        40.5         26.9          28.4
Total Assets . . . . . . . . . . . . . . . . . .    $1,388.8     $1,544.2      $1,390.0

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings. . . . . . . . . . . . . .    $   58.9     $  419.2      $      -
Accounts Payable
   Affiliated companies. . . . . . . . . . . . .        85.2         16.3          95.4
   Other . . . . . . . . . . . . . . . . . . . .        56.2         56.7          72.3
      Total. . . . . . . . . . . . . . . . . . .       141.4         73.0         167.7

Dealers' Reserves. . . . . . . . . . . . . . . .        19.1         18.8          17.2
Unpaid Insurance Claims and Unearned Premiums. .       115.6        121.7         130.3
Accrued Income Taxes . . . . . . . . . . . . . .         6.0          2.3          13.0
Accrued Interest . . . . . . . . . . . . . . . .        13.7         11.3           9.1
Senior and Subordinated Debt (Note 2). . . . . .       802.0        672.3         829.3

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital. . . . . . . . . . . .       171.0        171.0         171.0
   Retained earnings . . . . . . . . . . . . . .        63.1         56.8          52.4
   Unrealized losses on marketable securities. .        (2.0)        (2.2)            -
      Total. . . . . . . . . . . . . . . . . . .       232.1        225.6         223.4
Total Liabilities and Shareowner's Equity. . . .    $1,388.8     $1,544.2      $1,390.0






See Notes to Consolidated Financial Statements.

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                          Three Months Ended
                                                                              January 31
                                                                           1995       1994
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   6.3    $  10.9
   Adjustments to reconcile net income to cash
      provided from (used in) operations:
      Losses (gains) on sales of receivables . . . . . . . . . . . . . . .     .5      (10.3)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    2.5        2.0
      Provision for losses on receivables. . . . . . . . . . . . . . . . .     .1         .8
      Decrease in unpaid insurance claims and unearned premiums,
        net of reinsurance receivables . . . . . . . . . . . . . . . . . .   (2.7)      (2.8)
      Decrease in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . . .   (9.4)         -
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (.5)       (.5)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3.2)        .1

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . . .  298.5      493.4
   Purchase of retail notes and lease receivables. . . . . . . . . . . . . (215.5)    (219.7)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . .   39.4       50.3
   Acquisitions under (over) cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . . .   22.3      (42.1)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . . .  (11.7)     (25.8)
   Proceeds from sales of marketable securities. . . . . . . . . . . . . .   13.8       15.5
   Decrease (increase) in property and equipment leased to others. . . . .   (8.4)       7.2
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  138.4      278.8

Cash Flow From Financing Activities
   Net increase (decrease) in bank revolving credit facility usage . . . .   17.0     (219.0)
   Net increase in asset-backed commercial paper facility usage. . . . . .   99.4          -
   Net increase in commercial paper. . . . . . . . . . . . . . . . . . . .   39.8          -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . . .      -      (75.0)
   Principal payments on short-term debt . . . . . . . . . . . . . . . . . (400.0)     (75.0)
   Net increase in advance from Transportation . . . . . . . . . . . . . .   84.1       99.5
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . . .      -       (6.9)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (159.7)    (276.4)

Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . .  (24.5)       2.5

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . .   28.3       33.9

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . .$   3.8    $  36.4


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  14.9    $  21.0

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .$     -    $    .3


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

    The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in the Corporation's 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to the Consolidated Financial Statements therein.

    In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.



2. Average short-term debt outstanding during the first quarter of fiscal 1995, which included commercial paper and bank borrowings, was approxi-mately $102 million, at an average cost of 5.3%. There was no outstanding short-term debt during the first three months of fiscal 1994. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 7.6% and 7.3% for the first three months of fiscal 1995 and 1994, respectively.

    Accounts payable due to affiliated companies at January 31, 1995 and 1994 include an intercompany advance of $84.1 million and $99.5 million, respectively. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental short-term borrowing rate. There was no intercompany advance outstanding at October 31, 1994.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                       January 31    October 31    January 31
                                          1995          1994          1994
                                                    ($ Millions)
    Retail notes . . . . . . . . . . .   $1,222.2      $1,046.8      $  925.3
    Wholesale notes. . . . . . . . . .      300.0         300.0         300.0
          Total. . . . . . . . . . . .   $1,522.2      $1,346.8      $1,225.3

    The allowance for losses on receivables is summarized as follows:

                                         January 31    October 31    January 31
                                            1995          1994          1994
                                                      ($ Millions)
    Allowance pertaining to:
       Owned notes . . . . . . . . . .      $ 6.5         $ 8.2         $ 9.2
       Sold notes. . . . . . . . . . .        9.9           8.0           6.1
          Total. . . . . . . . . . . .      $16.4         $16.2         $15.3

    The Corporation's retained interest in sold receivables and other related amounts are generally restricted and subject to limited recourse provi-sions. Holdback reserves were established pursuant to the limited recourse provisions of the retail note sales to private investors. The securitized sales structure requires the Corporation to maintain cash reserves with the trusts as credit enhancement for public sales. The cash reserves are held by the trusts and restricted for use by the securitized sales agreements. The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                        January 31    October 31    January 31
                                           1995          1994          1994
                                                     ($ Millions)

    Cash held and invested by
       trusts. . . . . . . . . . . . .     $ 64.7        $ 51.5        $ 31.1
    Subordinated retained interests
       in wholesale receivables. . . .       46.5          46.5          46.5
    Subordinated retained interests
       in retail receivables . . . . .       13.5          14.1          11.1
    Holdback reserves. . . . . . . . .       59.8          64.4          86.5
    Excess servicing fee and other . .       32.0          24.5          12.9
    Allowance for credit losses. . . .       (9.9)         (8.0)         (6.1)
          Total. . . . . . . . . . . .     $206.6        $193.0        $182.0

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4. Effective November 9, 1994, the Corporation amended and restated its $727 million bank revolving credit agreement, extending the maturity date to October 31, 1998 and expanding the commitment to $900 million. In addi-tion, the purchasers' commitments under the $600 million retail notes pur-chase facility agreement were terminated and the Corporation established a $300 million asset backed commercial paper ("ABCP") program supported by a bank liquidity facility with a maturity date of October 31, 1998. Under the terms of the ABCP program, a special purpose wholly-owned subsidiary of NFC purchases eligible receivables from NFC. All assets of the subsidiary are pledged to a Trust that funds the receivables with A1/P1 rated commer-cial paper. In addition, the assets may be sold to the Trust.

    Available funding under the amended and restated credit facility and the ABCP program was $712 million, of which $59 million provided funding backup for the outstanding short-term debt at January 31, 1995. The remaining $653 million when combined with unrestricted cash and cash equivalents made $657 million available to fund the general business purposes of the Corpor-ation at January 31, 1995. While the amended revolving credit facility removes certain dividend restrictions, the Corporation is required to main-tain tangible net worth at a minimum of $175 million and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the restated agreement grants security inter-ests in substantially all of the Corporation's assets to the Corporation's debtholders. Compensating cash balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage.

    As of January 31, 1995, approximately $327 million of sold notes were outstanding under the $600 million retail notes purchase facility. Participants of the facility will continue to own the receivables during the run off.

    There were no dividends paid to Transportation during the first three months of 1995 compared with $6.9 million of dividends paid during the first three months of 1994.

5. The Corporation acquires floating rate wholesale receivables and fixed rate retail receivables and generally funds floating rate receivables with floating rate funding and fixed rate receivables with fixed rate funding and equity. The Corporation may use a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. In February 1995, the Corporation entered into two short-term for-ward interest rate lock agreements related to the future sale of retail receivables. The Corporation, in anticipation of selling receivables at some time prior to June 1, 1995, hedged, until that date, a total of $150 million against two Treasuries maturing in 1997.

    The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $20.0 million and are included in the Corporation's marketable securities at January 31, 1995.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



6. In December 1994, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of NFC, filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $200 million of pass-through certificates backed by an undivided ownership interest in wholesale notes. The registration statement, which was declared effective March 1, 1995, permits NFSC to offer and sell series of certificates backed by interests in wholesale notes. Such certificates will be issued by a new Navistar Financial Dealer Note Trust.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Customer demand for Class 5 through 8 trucks remained high in 1995, as the strength in the U. S. economy experienced during fiscal 1994 continued during the first quarter of 1995. As a result of the strong truck industry and economy, the financial strength and cash flows of many NFC's customers contin-ued to improve and NFC's portfolio delinquencies and losses remained low. The strong economy is contributing to high liquidity in the commercial financing markets. Many financial institutions have increased their loan activity which gives NFC's customers more financing alternatives than normal. This competi-tion has caused NFC to increase its marketing efforts of its retail financing products and services at reduced margins.

Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $2.5 billion at January 31, 1995 compared to $2.2 billion at January 31, 1994. The $.3 billion increase over the twelve months reflects the continued growth in the truck industry. During the first quarter of 1995, the Corporation supplied 92% of the wholesale financing of new trucks sold to Transportation's dealers, the same as supplied during the first quarter of 1994. Acquisitions of wholesale notes increased $152 million to $643 million during the first three months of fiscal 1995 as compared to the same period a year ago. Serviced wholesale note balances were $565 at January 31, 1995 up from $540 million and $518 million at October 31, 1994 and January 31, 1994, respectively. Acquisitions of retail notes and leases, net of unearned fin-ance, remained strong during the first three months of fiscal 1995 at $216 million compared to $220 million during the first three months of fiscal 1994. The consistently high levels of acquisitions reflect increased sales by Transportation. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 12% during the first quarter of 1995 compared to 15% during the same period a year ago. The Corporation's reduced level of retail financing support of Transportation's sales in 1995 is a result of competition and liquidity in the commercial financing markets.

Owned net finance receivable balances declined to $.9 billion at January 31, 1995 from $1.1 billion at October 31, 1994 and $.9 billion at January 31, 1994. The decrease in owned receivable balances resulted from retail receivables sales activity as sold receivables balances increased to $1.5 billion at January 31, 1995 from $1.3 billion and $1.2 billion at October 31, 1994 and January 31, 1994, respectively.

Results of Operations

The components of net income for the three months ended January 31 are as follows:

                                                            1995       1994
                                                             ($ Millions)
Income before income taxes:
   Finance operations. . . . . . . . . . . . . . . . . .   $10.0      $17.2
   Insurance operations. . . . . . . . . . . . . . . . .     0.4        0.5
      Income before taxes. . . . . . . . . . . . . . . .    10.4       17.7
Taxes on income. . . . . . . . . . . . . . . . . . . . .     4.1        6.8
      Net income . . . . . . . . . . . . . . . . . . . .   $ 6.3      $10.9

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

In the first quarter of fiscal 1995, the Corporation's pretax income decreased $7.3 million to $10.4 million compared to the same period a year ago. Pretax income from the Corporation's finance operations decreased $7.2 million as lower margins on retail financing resulted in losses of $.5 million on $315 million of retail receivables sold in the first quarter of 1995 compared with $10.3 million of gains recognized on $538 million sold in 1994. Retail note margins were lower as rising interest costs to fund retail note acquisitions could not be offset fully by increased retail note pricing. In a rising inter-est rate environment this margin contraction is a typical occurrence for NFC as retail truck customers require finance rate commitments on the purchase date for trucks to be delivered over the next 30 to 90 days. In addition, the Corporation funds the majority of its retail notes by selling the notes in the public or private markets and the effective interest rate for each sale is based on a market interest rate at the time of sale which may be three to four months after the truck delivery date. In addition, competition, coupled with liquidity in the commercial financing markets, limited the Corporation's ability to increase customer finance rates commensurate with the increase in funding costs. The decline in retail financing during the first quarter of 1995 was partially offset by an increased volume of wholesale note financing as well as higher average account balances in support of increased demand for Transpor-tation truck products.

Borrowing costs increased $2.1 million to $19.2 million in 1995 from $17.1 million in 1994 primarily as a result of higher debt balances to support increased wholesale note and account balances and higher market interest rates. These increased borrowing costs were offset by an improvement in the Corporation's borrowing spread over market interest rates as a result of the amended revolving debt agreement and the asset backed commercial paper ("ABCP") program. The provision for losses decreased to $.1 million in 1995 from $.8 million in 1994 reflecting lower losses on receivables.

The $.1 million decrease in pretax income for Harco National Insurance Company, the Corporation's wholly-owned insurance subsidiary, resulted from a reduction in written premium volume during the first three months of 1995 as compared to the same period a year ago. The decrease in written premiums reflects management's underwriting actions and competition.

Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial's traditional sources of funding for its receivables include com-mercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of receivables and equity capital. The insurance operations gen-erate their funds through internal operations and have no external borrowings.

Receivable sales were a significant source of funding in 1995 and 1994. During the first quarter of 1995, the Corporation sold $315 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), its wholly-owned subsidiary, to an owner trust. The owner trust, in turn, sold $304 million of notes and $11 million of certifi-cates to investors. Net proceeds from the sale were $295 million after deduct-ing $1 million for underwriting fees and $19 million to establish a reserve

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

account with the trust as credit enhancement for the public sale. The net pro-ceeds were used by the Corporation for general working capital purposes.
During the same period in 1994, the Corporation sold $538 million of retail notes receivable, $203 million through its bank receivable purchase facility and $335 million through NFRRC and an owner trust to public investors. Net proceeds from these sales were $491 million after the reduction of holdback reserves and credit enhancement and were used by the Corporation for general working capital purposes. At January 31, 1995, the remaining shelf registra-tion available to NFRRC for issuance of asset backed securities was $1,855 million.

At January 31, 1995, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $712 million, of which $59 million provided funding backup for the outstanding short-term debt at January 31, 1995. The remaining $653 million when combined with unre-stricted cash and cash equivalents made $657 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

There were no dividends paid to Transportation during the first quarter of 1995 compared with $6.9 million of dividends paid during the first quarter of 1994. The Corporation's debt to equity ratio was 3.7:1 at January 31, 1995, 4.8:1 at October 31, 1994 and 3.7:1 at January 31, 1994.

The Corporation manages sensitivity to interest rate changes by funding float-ing rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement and ABCP program, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis. The Corporation will occasionally enter into a forward interest rate lock agreement prior to a retail note receivables sale to protect against rising interest rates.

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1995 and beyond.

                          PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the three months ended January 31, 1995:

                                                            Items
       Date of Report            Date Filed                 Reported
       November 4, 1994          December 22, 1994          5, 7


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Navistar Financial Corporation
                                                          (Registrant)






Date March 13, 1995                           /s/P. E. Cochran
                                                 P. E. Cochran
                                                 Vice President and Controller