Form 10-Q
period 1995-04-30
NAVISTAR FINANCIAL CORP
filed 1995-06-12
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1995

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


As of May 31, 1995, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                                    INDEX

                                                                       Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

    Statement of Consolidated Income and Retained Earnings --
      Three Months and Six Months Ended April 30, 1995 and 1994 . . . .  2

    Statement of Consolidated Financial Condition --
      April 30, 1995; October 31, 1994; and April 30, 1994. . . . . . .  3

    Statement of Consolidated Cash Flow --
      Six Months Ended April 30, 1995 and 1994. . . . . . . . . . . . .  4

    Notes to Consolidated Financial Statements. . . . . . . . . . . . .  5

  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . . .  9


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 13

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                     PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                 Three Months Ended       Six Months Ended
                                                      April 30               April 30
                                                  1995       1994         1995       1994
Revenue
  Retail notes and lease financing . . . . . . . $ 16.4     $ 15.2       $ 30.1     $ 39.7
  Wholesale notes. . . . . . . . . . . . . . . .   13.9        9.4         25.1       18.5
  Accounts . . . . . . . . . . . . . . . . . . .    7.2        4.9         14.2        9.5
  Servicing fee income . . . . . . . . . . . . .    4.2        4.6          8.5        8.4
  Insurance premiums earned. . . . . . . . . . .   11.3       13.0         22.6       26.7
  Marketable securities. . . . . . . . . . . . .    3.5        3.1          6.9        6.2
        Total. . . . . . . . . . . . . . . . . .   56.5       50.2        107.4      109.0


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . .   20.4       15.7         37.5       31.4
      Other. . . . . . . . . . . . . . . . . . .    2.0        1.4          4.1        2.8
        Total. . . . . . . . . . . . . . . . . .   22.4       17.1         41.6       34.2

  Credit, collection and administrative. . . . .    6.6        6.2         13.2       12.5
  Provision for losses on receivables. . . . . .     .5         .2           .6        1.0
  Insurance claims and underwriting. . . . . . .   13.2       13.1         26.0       28.7
  Other expense (revenue), net . . . . . . . . .    1.6        1.4          3.4        2.7
        Total. . . . . . . . . . . . . . . . . .   44.3       38.0         84.8       79.1


Income Before Taxes on Income. . . . . . . . . .   12.2       12.2         22.6       29.9

Taxes on Income. . . . . . . . . . . . . . . . .    4.7        4.2          8.8       11.0

Net Income . . . . . . . . . . . . . . . . . . .    7.5        8.0         13.8       18.9

Retained Earnings

  Beginning of period. . . . . . . . . . . . . .   63.1       52.4         56.8       48.4

  Dividends paid . . . . . . . . . . . . . . . .    3.0        5.0          3.0       11.9

  End of period. . . . . . . . . . . . . . . . . $ 67.6     $ 55.4       $ 67.6     $ 55.4










See Notes to Consolidated Financial Statements

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                    April 30    October 31    April 30
                                                      1995         1994         1994
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . . . .   $   47.8     $   28.3     $   15.8

Marketable Securities. . . . . . . . . . . . . .      130.1        130.5        132.4

Finance Receivables
   Retail notes and lease financing. . . . . . .      592.5        513.9        611.7
   Wholesale notes . . . . . . . . . . . . . . .      419.5        230.6        291.5
   Accounts. . . . . . . . . . . . . . . . . . .      306.8        357.7        344.9
                                                    1,318.8      1,102.2      1,248.1
   Allowance for losses. . . . . . . . . . . . .       (8.6)        (8.2)        (9.2)
     Finance Receivables, Net. . . . . . . . . .    1,310.2      1,094.0      1,238.9

Amounts Due from Sales of Receivables
   (Note 2). . . . . . . . . . . . . . . . . . .      194.4        193.0        158.9
Equipment on Operating Leases, Net . . . . . . .       30.5         26.6         13.6
Repossessions. . . . . . . . . . . . . . . . . .        2.6          1.8          2.8
Reinsurance Receivables. . . . . . . . . . . . .       27.3         33.7         34.0
Other Assets . . . . . . . . . . . . . . . . . .       59.3         26.9         27.3
Total Assets . . . . . . . . . . . . . . . . . .   $1,802.2     $1,534.8     $1,623.7

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings (Note 3) . . . . . . . . .   $   81.1     $  419.2     $   50.0
Accounts Payable
   Affiliated companies (Note 3) . . . . . . . .       98.6         16.3         97.3
   Other . . . . . . . . . . . . . . . . . . . .       48.9         47.3         38.8
      Total. . . . . . . . . . . . . . . . . . .      147.5         63.6        136.1

Dealers' Reserves. . . . . . . . . . . . . . . .       19.8         18.8         17.9
Unpaid Insurance Claims and Unearned Premiums. .      112.0        121.7        121.8
Accrued Income Taxes . . . . . . . . . . . . . .        3.8          2.3          8.0
Accrued Interest . . . . . . . . . . . . . . . .       13.2         11.3         14.1
Senior and Subordinated Debt (Note 3). . . . . .    1,186.6        672.3      1,049.4

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital. . . . . . . . . . . .      171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . . . .       67.6         56.8         55.4
   Unrealized losses on marketable securities. .        (.4)        (2.2)           -
      Total. . . . . . . . . . . . . . . . . . .      238.2        225.6        226.4
Total Liabilities and Shareowner's Equity. . . .   $1,802.2     $1,534.8     $1,623.7








See Notes to Consolidated Financial Statements

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                           Six Months Ended
                                                                               April 30
                                                                           1995       1994
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  13.8    $  18.9
   Adjustments to reconcile net income to cash
      provided from operations:
      Gains on sales of receivables. . . . . . . . . . . . . . . . . . . .     .5      (10.3)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    4.9        3.3
      Provision for losses on receivables. . . . . . . . . . . . . . . . .     .6        1.0
      Decrease in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . . .  (20.0)     (19.5)
      Decrease in unpaid insurance claims
        and unearned premiums, net of reinsurance receivables. . . . . . .   (3.3)      (6.6)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2.1)       (.7)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5.6)     (13.9)

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . . .  312.2      515.7
   Purchase of retail notes and lease receivables. . . . . . . . . . . . . (457.4)    (431.3)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . .   62.8      107.3
   Acquisitions over cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . . . (128.6)    (178.7)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . . .  (20.0)     (40.9)
   Proceeds from sales of marketable securities. . . . . . . . . . . . . .   23.4       35.3
   Decrease (increase) in property and equipment leased to others. . . . .   (6.7)       9.7
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (214.3)      17.1

Cash Flow From Financing Activities
   Net increase in commercial paper. . . . . . . . . . . . . . . . . . . .   61.9          -
   Principal payments on short-term debt . . . . . . . . . . . . . . . . . (400.0)     (25.0)
   Net increase in bank revolving credit facility usage. . . . . . . . . .  205.0          -
   Net increase in asset-backed commercial paper
      facility usage . . . . . . . . . . . . . . . . . . . . . . . . . . .  276.6          -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . . .      -      (75.0)
   Net increase in advance from Transportation . . . . . . . . . . . . . .   98.9       90.6
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . . .   (3.0)     (11.9)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  239.4      (21.3)

Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . .   19.5      (18.1)

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . .   28.3       33.9

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . .$  47.8    $  15.8


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  35.6    $  31.5

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .$   7.7    $   9.3




See Notes to Consolidated Financial Statements

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


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                       April 30     October 31     April 30
                                         1995          1994          1994
                                                   ($ Millions)
   Retail notes . . . . . . . . . . .  $1,085.8       $1,046.8      $  812.8
   Wholesale notes. . . . . . . . . .     300.0          300.0         300.0
         Total. . . . . . . . . . . .  $1,385.8       $1,346.8      $1,112.8

   The allowance for losses on receivables is summarized as follows:

                                       April 30     October 31     April 30
                                         1995          1994          1994
                                                   ($ Millions)
   Allowance pertaining to:
       Owned receivables. . . . . . .     $ 8.6         $ 8.2         $ 9.2
       Sold notes . . . . . . . . . .       8.4           8.0           6.1
          Total . . . . . . . . . . .     $17.0         $16.2         $15.3

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

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



    The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                         April 30     October 31     April 30
                                           1995          1994          1994
                                                     ($ Millions)

    Cash held and invested by
       trusts. . . . . . . . . . . . .     $ 59.1        $ 51.5        $ 28.5
    Subordinated retained interests
       in wholesale receivables. . . .       46.5          46.5          46.5
    Subordinated retained interests
       in retail receivables . . . . .       13.9          14.1          13.3
    Holdback reserves. . . . . . . . .       55.4          64.4          74.6
    Excess servicing fee and other . .       27.9          24.5           2.1
    Allowance for credit losses. . . .       (8.4)         (8.0)         (6.1)
          Total. . . . . . . . . . . .     $194.4        $193.0        $158.9

3. Average short-term debt outstanding during the first six months of fiscal 1995 and 1994, which included commercial paper and bank borrowings, was approximately $74 million and $1 million, respectively, at an average cost of 5.9% and 6.7%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 7.5% and 7.3% for the first six months of fiscal 1995 and 1994, respectively.

      Accounts payable due to affiliated companies at April 30, 1995 and 1994 include an intercompany advance of $98.9 million and $90.6 million, respectively. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental short-term borrowing rate. There was no intercompany advance outstanding at October 31, 1994.


4. Effective November 9, 1994, the Corporation amended and restated its $727 million bank revolving credit agreement, extending the maturity date to October 31, 1998 and expanding the commitment to $900 million. In addition, the purchasers' commitments under the $600 million retail notes purchase facility agreement were terminated and the Corporation established a $300 million asset backed commercial paper ("ABCP") program supported by a bank liquidity facility with a maturity date of October 31, 1998. Under the terms of the ABCP program, a special purpose wholly-owned subsidiary of NFC purchases eligible receivables from NFC. All assets of the subsidiary are pledged to a Trust that funds the receivables with A1/P1 rated commercial paper. In addition, the assets may be sold to the Trust.

      Available funding under the amended and restated credit facility and the ABCP program was $340 million, of which $81 million provided funding backup for the outstanding short-term debt at April 30, 1995. The re-

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


      maining $259 million when combined with unrestricted cash and cash equivalents made $307 million available to fund the general business purposes of the Corporation at April 30, 1995. While the amended revolving credit facility removes certain dividend restrictions, the Corporation is required to maintain tangible net worth at a minimum of $175 million and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the restated agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders. Compensating cash balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage.

      As of April 30, 1995, approximately $287 million of sold notes were outstanding under the $600 million retail notes purchase facility. Participants of the facility will continue to own the receivables during the run off.

5. The Corporation acquires floating rate wholesale receivables and fixed rate retail receivables and generally funds floating rate receivables with floating rate funding and fixed rate receivables with fixed rate funding and equity. The Corporation may use a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. In February and April 1995, the Corporation entered into a total of four short-term forward interest rate lock agreements related to the future sale of retail receivables. The Corporation hedged a total of $300 million against three Treasuries maturing in 1997. As discussed in note 7 to the Consolidated Financial Statements, these forward interest rate lock agreements were unwound on May 18, 1995 in conjunction with the sale of $425 million of retail notes receivables.

      In June 1995, the Corporation entered into three short-term forward interest rate lock agreements related to the future sale of retail receivables. The Corporation, in anticipation of selling receivables at some time prior to November 1, 1995, hedged, until that date, a total of $150 million against a Treasury maturing in 1997.

      The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $30.7 million and are included in the Corporation's marketable securities at April 30, 1995.


6. In December 1994, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of NFC, filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $200 million of pass-through certificates backed by an undivided ownership interest in wholesale notes. The registration statement, which was declared effective March 1, 1995, permitted NFSC to offer and sell series of certificates backed by interests in wholesale notes. On June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200 million of 9.3 year asset backed certificates to the public. The proceeds of $198 million, net of $2 million of underwriting fees, were used by the Corporation for general working capital purposes.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



7. On May 25, 1995, the Corporation sold $425 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary of NFC, to an owner trust. The owner trust, in turn, sold $410 million of notes and $15 million of certificates to investors. The proceeds of $424 million, net of $1 million of underwriting fees, were used by the Corporation for general working capital purposes and to establish $25 million in cash reserves with the trust as credit enhancement for the public sale.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Customer demand for Class 5 through 8 trucks remains high in 1995, as the strength in the U. S. economy experienced during fiscal 1994 continued during the first six months of 1995. As a result of the strong truck industry and economy, the financial strength and cash flows of many NFC's customers continued to improve and NFC's portfolio delinquencies and losses remained low. The strong economy is contributing to high liquidity in the commercial financing markets. Many financial institutions have increased their loan activity which gives NFC's customers more financing alternatives than normal. This competition has caused NFC to increase its marketing efforts of its retail financing products and services at reduced margins.

Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $2.8 billion at April 30, 1995 compared to $2.4 billion at April 30, 1994. The $.4 billion increase over the twelve months reflects the continued growth in the truck industry. During the first six months of 1995, the Corporation supplied 93% of the wholesale financing of new trucks sold to Transportation's dealers, the same as supplied during the first six months of 1994. Acquisitions of wholesale notes increased $313 million to $1,417 million during the first six months of fiscal 1995 as compared to the same period a year ago. Serviced wholesale note balances were $720 million at April 30, 1995 up from $531 million and $592 million at October 31, 1994 and April 30, 1994, respectively. Acquisitions of retail notes and leases, net of unearned finance, remained strong during the first six months of fiscal 1995 at $457 million compared to $431 million during the first six months of fiscal 1994. The consistently high levels of acquisitions reflect increased sales by Transportation. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 13% during the first six months of 1995 compared to 15% during the same period a year ago. The Corporation's reduced level of retail financing support of Transportation's sales in 1995 is a result of competition and liquidity in the commercial financing markets.

Owned net finance receivable balances increased to $1.3 billion at April 30, 1995 from $1.1 billion at October 31, 1994 and $1.2 billion at April 30, 1994. The increase in owned receivable balances resulted from higher wholesale note balances to support growth in the truck industry. Sold receivables balances were $1.4 billion at April 30, 1995, $1.3 billion at October 31, 1994 and $1.1 billion April 30, 1994.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                            Three Months       Six Months
                                           Ended April 30    Ended April 30
                                            1995     1994     1995     1994
                                                      ($ Millions)
Income before income taxes:
  Finance operations. . . . . . . . . . .  $12.1    $10.0    $22.1    $27.2
  Insurance operations. . . . . . . . . .     .1      2.2       .5      2.7
    Income before taxes . . . . . . . . .   12.2     12.2     22.6     29.9
Taxes on income . . . . . . . . . . . . .    4.7      4.2      8.8     11.0
    Net income. . . . . . . . . . . . . .  $ 7.5    $ 8.0    $13.8    $18.9

In the second quarter of fiscal 1995, the Corporation's pretax income remained unchanged compared to the second quarter of fiscal 1994. The Corporation's pretax income for the first six months of 1995 decreased $7 million to $23 million compared to the same period one year ago.

Pretax income from the Corporation's finance operations increased $2 million during the second quarter of fiscal 1995 resulting from higher average truck wholesale note and account balances in support of increased demand for Transportation truck products.

Pretax income from finance operations during the first six months of 1995 decreased $5 million to $22 million as lower margins on retail financing resulted in losses of $.5 million on $315 million of retail receivables sold in the first quarter of 1995 compared with $10.3 million of gains recognized on $538 million sold in 1994. There were no retail note sales during the second quarter of fiscal 1995 or 1994. Retail note margins were lower in the first quarter of fiscal 1995 as rising interest costs to fund retail note acquisitions could not be offset fully by increased retail note pricing. In a rising interest rate environment, this margin contraction is a typical occurrence for NFC as retail truck customers require finance rate commitments on the purchase date for trucks to be delivered over the next 30 to 90 days. In addition, the Corporation funds the majority of its retail notes by selling the notes in the public or private markets and the effective interest rate for each sale is based on a market interest rate at the time of sale which may be three to four months after the truck delivery date. In addition, competition, coupled with liquidity in the commercial financing markets, limited the Corporation's ability to increase customer finance rates in the first quarter of fiscal 1995 commensurate with the increase in funding costs. During the second quarter of fiscal 1995, margins on retail note acquisitions have improved as market interest rates have declined, but margins remain below historical levels due to increased competition in the commercial financing markets. The decline in retail financing during the first half of 1995 was partially offset by the increased volume of wholesale note financing as well as higher average account balances in support of increased demand for Transportation truck products.

Borrowing costs increased $5.3 million to $22.4 million during the second quarter of 1995 and $7.4 million to $41.6 million during the first six months of 1995 as compared to the same periods in 1994. The increase was primarily

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

a result of higher debt balances to support increased wholesale note and account balances and higher market interest rates. These increased borrowing costs were offset by an improvement in the Corporation's borrowing spread over market interest rates as a result of the amended revolving debt agreement and the asset backed commercial paper ("ABCP") program.

Pretax income for Harco National Insurance Company ("Harco"), NFC's wholly-owned insurance subsidiary, decreased $2 million during the second quarter and first six months of fiscal 1995 as compared to the same periods in 1994. The decrease was the result of higher loss experience in Harco's liability insurance lines during the second quarter and first half of 1995 as compared to the same periods a year ago. Also contributing to the decline in income was a reduction in written premium volume in 1995 as compared to 1994. The decrease in written premiums reflects management's underwriting actions and competition.

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

Receivable sales were a significant source of funding in 1995 and 1994. During the first six months of 1995, the Corporation sold $315 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), its wholly-owned subsidiary, to an owner trust. The owner trust, in turn, sold $304 million of notes and $11 million of certificates to investors. Net proceeds from the sale were $295 million after deducting $1 million for underwriting fees and $19 million to establish a reserve account with the trust as credit enhancement for the public sale. During the same period in 1994, the Corporation sold $538 million of retail notes receivable, $203 million through its bank receivable purchase facility and $335 million through NFRRC and an owner trust to public investors. Net proceeds from these sales were $491 million after the reduction of holdback reserves and credit enhancement. The net proceeds were used by the Corporation for general working capital purposes. At April 30, 1995, the remaining shelf registration available to NFRRC for issuance of asset backed securities was $1,855 million.

At April 30, 1995, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $340 million, of which $81 million provided funding backup for the outstanding short-term debt at April 30, 1995. The remaining $259 million when combined with unrestricted cash and cash equivalents made $307 million available to fund the general bus-

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

iness purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

In March 1995, ratings on the Corporation's debt were upgraded. Moody's Investors Service, Inc. raised its ratings for the Corporation's debt from Ba3 to Ba2 for senior debt and from B2 to B1 for subordinated debt.

The Corporation paid dividends of $3.0 million to Transportation during the first six months of 1995 compared with $11.9 million of dividends paid during the first half of 1994. The Corporation's debt to equity ratio was 5.3:1 at April 30, 1995, 4.8:1 at October 31, 1994 and 4.9:1 at April 30, 1994.

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

          No reports on Form 8-K were filed during the three months ended April 30, 1995.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Navistar Financial Corporation
                                                     (Registrant)






Date June 12, 1995                        /s/P. E. Cochran
                                             P. E. Cochran
                                             Vice President and Controller