Form 10-Q
period 1995-07-31
NAVISTAR FINANCIAL CORP
filed 1995-09-13
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1995

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1995, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                                    INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Statement of Consolidated Income and Retained Earnings --
          Three Months and Nine Months Ended July 31, 1995 and 1994 . .  2

          Statement of Consolidated Financial Condition --
          July 31, 1995; October 31, 1994; and July 31, 1994. . . . . .  3

          Statement of Consolidated Cash Flow --
          Nine Months Ended July 31, 1995 and 1994. . . . . . . . . . .  4

          Notes to Consolidated Financial Statements. . . . . . . . . .  5

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition. . . . . . . . . . . . . .  9


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

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                               PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)

                                                 Three Months Ended      Nine Months Ended
                                                       July 31                July 31
                                                  1995       1994         1995       1994
Revenue
  Retail notes and lease financing . . . . . . . $ 22.0     $ 14.9       $ 54.5     $ 55.2
  Wholesale notes. . . . . . . . . . . . . . . .   16.4       11.2         41.6       29.8
  Accounts . . . . . . . . . . . . . . . . . . .    7.7        5.9         21.9       15.4
  Servicing fee income . . . . . . . . . . . . .    5.0        4.4         13.5       12.8
  Insurance premiums earned. . . . . . . . . . .   11.1       12.2         33.7       38.9
  Marketable securities. . . . . . . . . . . . .    1.9        2.0          6.3        7.5
        Total. . . . . . . . . . . . . . . . . .   64.1       50.6        171.5      159.6


Expense
  Cost of borrowing
      Interest . . . . . . . . . . . . . . . . .   19.1       16.7         56.6       48.1
      Other. . . . . . . . . . . . . . . . . . .    2.4        1.3          6.5        4.1
        Total. . . . . . . . . . . . . . . . . .   21.5       18.0         63.1       52.2

  Credit, collection and administrative. . . . .    7.2        6.2         20.4       18.7
  Provision for losses on receivables. . . . . .     .4         .1          1.0        1.1
  Insurance claims and underwriting. . . . . . .   11.2       12.7         37.2       41.4
  Other expense, net . . . . . . . . . . . . . .    2.0        1.0          5.4        3.7
        Total. . . . . . . . . . . . . . . . . .   42.3       38.0        127.1      117.1


Income Before Taxes on Income  . . . . . . . . .   21.8       12.6         44.4       42.5

Taxes on Income. . . . . . . . . . . . . . . . .    8.5        4.0         17.3       15.0

Net Income . . . . . . . . . . . . . . . . . . .   13.3        8.6         27.1       27.5

Retained Earnings

  Beginning of period. . . . . . . . . . . . . .   67.6       55.4         56.8       48.4

  Dividends paid . . . . . . . . . . . . . . . .    3.0        9.5          6.0       21.4

  End of period. . . . . . . . . . . . . . . . . $ 77.9     $ 54.5       $ 77.9     $ 54.5

See Notes to Consolidated Financial Statements

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                     July 31    October 31     July 31
                                                      1995         1994         1994
                    ASSETS

Cash and Cash Equivalents. . . . . . . . . . . .   $   43.4     $   28.3     $   17.4

Marketable Securities. . . . . . . . . . . . . .      130.1        130.5        138.7

Finance Receivables
   Retail notes and lease financing. . . . . . .      430.8        513.9        534.9
   Wholesale notes . . . . . . . . . . . . . . .      136.7        230.6        189.0
   Accounts. . . . . . . . . . . . . . . . . . .      282.0        357.7        265.4
                                                      849.5      1,102.2        989.3
   Allowance for losses. . . . . . . . . . . . .       (6.3)        (8.2)        (8.7)
      Finance Receivables, Net . . . . . . . . .      843.2      1,094.0        980.6

Amounts Due from Sales of Receivables
   (Note 2). . . . . . . . . . . . . . . . . . .      259.0        193.0        185.2
Equipment on Operating Leases, Net . . . . . . .       32.7         26.6         17.2
Repossessions. . . . . . . . . . . . . . . . . .        2.1          1.8          2.9
Reinsurance Receivables. . . . . . . . . . . . .       27.4         33.7         36.1
Other Assets . . . . . . . . . . . . . . . . . .       47.0         26.9         29.7
Total Assets . . . . . . . . . . . . . . . . . .   $1,384.9     $1,534.8     $1,407.8

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Bank Borrowings (Note 3). . . . . . .   $   43.3     $  419.2     $   71.7
Accounts Payable
   Affiliated companies (Note 3) . . . . . . . .      116.4         16.3         54.9
   Other . . . . . . . . . . . . . . . . . . . .       50.7         47.3         53.8
      Total. . . . . . . . . . . . . . . . . . .      167.1         63.6        108.7

Dealers' Reserves. . . . . . . . . . . . . . . .       20.8         18.8         18.5
Unpaid Insurance Claims and Unearned Premiums. .      109.3        121.7        125.0
Accrued Income Taxes . . . . . . . . . . . . . .       11.4          2.3          9.2
Accrued Interest . . . . . . . . . . . . . . . .        9.9         11.3         10.9
Senior and Subordinated Debt (Note 3). . . . . .      773.2        672.3        838.3

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding) . . . . . .      171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . . . .       77.9         56.8         54.5
   Unrealized gains (losses) on marketable
      securities . . . . . . . . . . . . . . . .        1.0         (2.2)           -
      Total. . . . . . . . . . . . . . . . . . .      249.9        225.6        225.5
Total Liabilities and Shareowner's Equity. . . .   $1,384.9     $1,534.8     $1,407.8

See Notes to Consolidated Financial Statements

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                          Nine Months Ended
                                                                                July 31
                                                                           1995       1994
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27.1    $  27.5
   Adjustments to reconcile net income to cash
      provided from operations:
      Gains on sales of receivables. . . . . . . . . . . . . . . . . . .     (5.2)     (11.7)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . .      7.8        5.1
      Provision for losses on receivables. . . . . . . . . . . . . . . .      1.0        1.1
      Increase (decrease) in other accounts payable
        and accrued liabilities. . . . . . . . . . . . . . . . . . . . .      4.9        (.8)
      Decrease in unpaid insurance claims and unearned
        premiums, net of reinsurance receivables . . . . . . . . . . . .     (6.1)      (5.7)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.3)        .2
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28.2       15.7

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . . .    714.2      769.6
   Purchase of retail notes and lease receivables. . . . . . . . . . . .   (747.5)    (675.9)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . . .     90.7      149.6
   Acquisitions under (over) cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . . .    137.9       (7.6)
   Purchase of marketable securities . . . . . . . . . . . . . . . . . .    (45.4)     (51.6)
   Proceeds from sales of marketable securities. . . . . . . . . . . . .     51.1       40.0
   Decrease (increase) in property and equipment leased to others. . . .    (10.4)       5.2
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    190.6      229.3

Cash Flow From Financing Activities
   Net increase in commercial paper. . . . . . . . . . . . . . . . . . .     24.1          -
   Principal payments on short-term debt . . . . . . . . . . . . . . . .   (400.0)      (3.3)
   Net decrease in bank revolving credit facility usage. . . . . . . . .   (102.0)    (211.0)
   Net increase in asset-backed commercial paper facility usage. . . . .    181.5          -
   Principal payments on long-term debt. . . . . . . . . . . . . . . . .        -      (75.0)
   Net increase in advance from Transportation . . . . . . . . . . . . .     98.7       49.2
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . . .     (6.0)     (21.4)
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (203.7)    (261.5)

Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . .     15.1      (16.5)

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . .     28.3       33.9

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . .  $  43.4    $  17.4


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  57.9    $  50.7

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $   9.4    $  15.1

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


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Outstanding sold receivables balances are as follows:

                                    July 31     October 31      July 31
                                     1995          1994          1994
                                               ($ Millions)
Retail notes. . . . . . . . . . .  $1,336.6       $1,046.8      $  964.8
Wholesale notes . . . . . . . . .     500.0          300.0         300.0
     Total. . . . . . . . . . . .  $1,836.6       $1,346.8      $1,264.8

The allowance for losses on receivables is summarized as follows:

                                    July 31     October 31      July 31
                                     1995          1994          1994
                                               ($ Millions)
Allowance pertaining to:
   Owned receivables. . . . . . .     $ 6.3         $ 8.2         $ 8.7
   Sold notes . . . . . . . . . .      11.2           8.0           6.6
      Total . . . . . . . . . . .     $17.5         $16.2         $15.3

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

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                     July 31     October 31      July 31
                                      1995          1994          1994
                                                ($ Millions)
Cash held and invested by
  trusts. . . . . . . . . . . . .     $ 73.9        $ 51.5        $ 42.4
Subordinated retained interests
  in wholesale receivables. . . .       86.5          46.5          46.5
Subordinated retained interests
  in retail receivables . . . . .       12.4          14.1          14.7
Holdback reserves . . . . . . . .       49.6          64.4          68.1
Excess servicing fee and other. .       47.8          24.5          20.2
Allowance for credit losses . . .      (11.2)         (8.0)         (6.7)
     Total. . . . . . . . . . . .     $259.0        $193.0        $185.2

3. Average short-term debt outstanding during the first nine months of fiscal 1995 and 1994, which included commercial paper and bank borrowings, was approximately $60 million and $3 million, respectively, at an average cost of 5.7% and 6.1%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 7.5% and 7.0% for the first nine months of fiscal 1995 and 1994, respectively.

    Accounts payable due to affiliated companies at July 31, 1995 and 1994 include an intercompany advance of $98.7 million and $49.2 million, respectively. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental short-term borrowing rate. There was no intercompany advance outstanding at October 31, 1994.


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

    Available funding under the amended and restated credit facility and the ABCP program was $748 million, of which $43 million provided funding backup for the outstanding short-term debt at July 31, 1995. The re-

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


    maining $705 million when combined with unrestricted cash and cash equivalents made available $748 million to fund the general business purposes of the Corporation at July 31, 1995. While the amended revolving credit facility removes certain dividend restrictions, the Corporation is required to maintain tangible net worth at a minimum of $175 million and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the restated agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders. Compensating cash balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage.

    As of July 31, 1995, approximately $248 million of sold notes were outstanding under the $600 million retail notes purchase facility. Participants of the facility will continue to own the receivables during the run-off.

5. The Corporation acquires floating rate wholesale receivables and fixed rate retail receivables which are generally funded with floating rate funding and fixed rate funding and equity, respectively. The Corporation may use a variety of contracts to lock in interest rates during the period in which retail receivables are expected to be sold. In February and April 1995, the Corporation entered into $300 million of short-term forward interest rate lock agreements on Treasuries maturing in 1997 related to the May 1995 sale of retail receivables. As discussed in note 7 to the Consolidated Financial Statements, these forward interest rate lock agreements were closed on May 18, 1995 in conjunction with the sale of $425 million of retail notes receivables. Gains or losses incurred with the closing of these agreements are included in the gain on sale of receivables and recorded in retail note and lease financing revenue in the Statement of Consolidated Income and Retained Earnings.

    In June and July 1995, the Corporation entered into $225 million of short-term forward interest rate lock agreements on a Treasury maturing in 1997. These lock agreements are related to the future sale of retail receivables anticipated in late October or early November.

    The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $28.8 million which are included in the Corporation's marketable securities at July 31, 1995.


6. In December 1994, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of NFC, filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $200 million of pass-through certificates backed by an undivided ownership interest in wholesale notes. The registration statement, which was declared effective March 1, 1995, permitted NFSC to offer and sell series of certificates backed by interests in wholesale notes. On June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



    million of 9.3 year asset backed certificates to the public. The proceeds of $198 million, net of $2 million of expenses and underwriting fees, were used by the Corporation for general working capital purposes.

    This issuance of $200 million of certificates during the third quarter of 1995 increased NFSC's revolving wholesale note sales trust to $500 million. Under the terms of the sale, the Corporation increased the amount subordinated to the investor's interest from $46.5 million to $86.5 million. Additionally, cash reserves with the trust, which were established to assure the availability of cash in the event that losses are applied against the available subordinated amount, were increased $2.6 million to $6.3 million. The Corporation will continue to service all receivables in the trust, for which a servicing fee shall be received from a portion of the interest collected on the wholesale notes.


7. On May 25, 1995, the Corporation sold $425 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary of NFC, to an owner trust. The owner trust, in turn, sold $410 million of notes and $15 million of certificates to investors. The proceeds of $424 million, net of $1 million of expenses and underwriting fees, were used by the Corporation for general working capital purposes and to establish $25 million in cash reserves with the trust as credit enhancement for the public sale.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Customer demand for Class 5 through 8 trucks remains high in 1995, as the strength in the U. S. economy experienced during fiscal 1994 continued during the first nine months of 1995. As a result of the strong truck industry and economy, the financial strength and cash flows of many NFC customers continued to improve and NFC's delinquencies and losses remained low. The strong economy is contributing to high liquidity in the commercial financing markets. Many financial institutions have increased their loan activity which gives NFC's customers more financing alternatives than normal. This competition has caused NFC to increase marketing efforts of its retail financing products and services and to reduce finance rates.

Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $2.8 billion at July 31, 1995 compared to $2.3 billion at July 31, 1994. The $.5 billion increase over the twelve months reflects the continued growth in the truck industry. During the first nine months of 1995, the Corporation supplied 93% of the wholesale financing of new trucks sold to Transportation's dealers, the same as supplied during the first nine months of 1994. Acquisitions of wholesale notes increased $456 million to $2,100 million during the first nine months of fiscal 1995 as compared to the same period a year ago. Serviced wholesale note balances were $637 million at July 31, 1995 up from $531 million and $546 million at October 31, 1994 and July 31, 1994, respectively. Acquisitions of retail notes and leases, net of unearned finance, remained strong during the first nine months of fiscal 1995 at $748 million compared to $676 million during the first nine months of fiscal 1994. The consistently high levels of acquisitions reflect increased sales by Transportation. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 13% during the first nine months of 1995 compared to 16% during the same period a year ago. The Corporation's reduced penetration level of retail financing of Transportation's sales in 1995 is a result of competition and liquidity in the commercial financing markets.

Owned net finance receivable balances, including subordinated interests in retail and wholesale receivables, declined to $.9 billion at July 31, 1995 from $1.1 billion at October 31, 1994 and $1.0 billion at July 31, 1994. The decrease in owned receivable balances resulted from retail and wholesale receivables sales activity as sold receivables balances increased to $1.8 billion at July 31, 1995 from $1.3 billion at October 31, 1994 and July 31, 1994.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

                                            Three Months       Nine Months
                                           Ended July 31     Ended July 31
                                            1995     1994     1995     1994
                                                     ($ Millions)
Income before income taxes:
  Finance operations. . . . . . . . . . .  $20.3    $11.5    $42.4    $38.7
  Insurance operations. . . . . . . . . .    1.5      1.1      2.0      3.8
    Income before taxes . . . . . . . . .   21.8     12.6     44.4     42.5
Taxes on income . . . . . . . . . . . . .    8.5      4.0     17.3     15.0
    Net income. . . . . . . . . . . . . .  $13.3    $ 8.6    $27.1    $27.5

In the third quarter of fiscal 1995, the Corporation's pretax income increased $9 million to $22 million compared to the third quarter of fiscal 1994. The Corporation's pretax income for the first nine months of 1995 increased $2 million to $44 million compared to the same period one year ago.

Pretax income from the Corporation's finance operations increased $9 million during the third quarter of fiscal 1995 as improved margins on retail financing resulted in gains of $5.7 million on $425 million of retail receivables sold compared with $1.4 million of gains recognized on $280 million sold in the third quarter of 1994. Also contributing to the improvement in the third quarter's pretax income were higher average truck wholesale note and account balances in support of increased demand for Transportation truck products and a $1.6 million gain on the public sale of $200 million of certificates securitized by wholesale notes receivable.

Pretax income from finance operations during the first nine months of 1995 increased $4 million to $42 million compared to 1994 primarily as a result of higher wholesale note and account balances to support demand for Transportation product and improvement in the Corporation's borrowing spread over market interest rates. This increase was partially offset by lower gains on sales of retail notes. Gains on sales of retail notes receivable during the first nine months of fiscal 1995 were $5.2 million on $740 million sold compared with gains of $11.7 million on $818 million sold in 1994. Lower gains on sales were the result of lower retail margins on retail note acquisitions from March 1994 through January 1995 as rising interest costs to fund retail note acquisitions could not be offset fully by increased retail note pricing. In a rising interest rate environment, this margin contraction is a typical occurrence for NFC as retail truck customers generally require finance rate commitments on purchases of trucks 30 to 90 days in advance of delivery. In addition, the Corporation funds the majority of its retail notes by selling the notes in the public or private markets and the effective interest rate for each sale is based on a market interest rate at the time of sale which may be three to four months after the truck delivery date. The gains on sales in fiscal 1994 were primarily on sales in November and December, prior to the increase in market interest rates. During the second and third quarters of fiscal 1995, margins on retail note acquisitions have

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

improved as market interest rates have declined, but margins remain below historical levels due to increased competition in the commercial financing markets.

Borrowing costs increased $3.5 million to $21.5 million during the third quarter of 1995 and $10.9 million to $63.1 million during the first nine months of 1995 as compared to the same periods in 1994. The increases were primarily the result of higher debt balances to support increased wholesale note and account balances and higher market interest rates. These increased borrowing costs were offset by an improvement in the Corporation's borrowing spread over market interest rates as a result of the amended revolving debt agreement and the asset backed commercial paper ("ABCP") program.

Pretax income for Harco National Insurance Company ("Harco"), NFC's wholly-owned insurance subsidiary, remained unchanged during the third quarter and decreased $2 million during the first nine months of fiscal 1995 as compared to the same periods in 1994. The decrease was the result of higher loss experience in Harco's liability insurance lines. Also contributing to the decline in income was a reduction in written and earned premium volume in 1995 as compared to 1994. The decrease in written premiums reflects management's underwriting actions and competition.

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

Receivable sales were a significant source of funding in 1995 and 1994. During the first nine months of 1995, the Corporation sold $740 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to two owner trusts. The owner trusts, in turn, sold $714 million of notes and $26 million of certificates to investors. Net proceeds from the sales were $693 million after deducting $2 million for underwriting fees and $45 million to establish reserve accounts with the trusts as credit enhancement for the public sales. During the same period in 1994, the Corporation sold $818 million of retail notes receivable, $203 million through its bank receivable purchase facility and $615 million through NFRRC and owner trusts to public investors. Net proceeds from these sales were $752 million after the reduction of holdback reserves and credit enhancement. The net proceeds were used by the Corporation for general working capital purposes. At July 31, 1995, the remaining shelf registration available to NFRRC for issuance of asset backed securities was $1,430 million.

At July 31, 1995, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $748 million, of

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management (continued)

which $43 million provided funding backup for the outstanding short-term debt at July 31, 1995. The remaining $705 million when combined with unrestricted cash and cash equivalents made $748 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes a $500 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999 and a $200 million pool maturing in 2004.

In March 1995, ratings on the Corporation's debt were upgraded. Moody's Investors Service, Inc. raised its ratings for the Corporation's debt from Ba3 to Ba2 for senior debt and from B2 to B1 for subordinated debt.

The Corporation paid dividends of $6.0 million to Transportation during the first nine months of 1995 compared with $21.4 million of dividends paid during the first nine months of 1994. The Corporation's debt to equity ratio was 3.3:1 at July 31, 1995, 4.8:1 at October 31, 1994 and 4.0:1 at July 31, 1994.

The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement and ABCP program, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis. The Corporation occasionally enters into forward interest rate lock agreements prior to retail note receivables sales to protect against rising interest rates.

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

          No reports on Form 8-K were filed during the three months ended July 31, 1995.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Navistar Financial Corporation
                                                     (Registrant)






Date September 13, 1995                   /s/P. E. Cochran
                                             P. E. Cochran
                                             Vice President and Controller