Form 10-K
period 1995-10-31
NAVISTAR FINANCIAL CORP
filed 1996-01-26
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K


    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 1995

                               OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to__________
                        -----------------
                 Commission File Number 1-4146-1
                        -----------------


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

 Registrant's telephone number, including area code 847-734-4275

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes X       No__


As of December 31, 1995, the number of shares outstanding of the registrant's common stock was 1,600,000.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES

                            FORM 10-K

                   Year Ended October 31, 1995

                              INDEX
                                                        10-K Page
PART I
Item  1.  Business (A)                                        1
Item  2.  Properties (A)                                      1
Item  3.  Legal Proceedings                                   1
Item  4.  Submission of Matters to a Vote of
          Security Holders (A)                                1

PART II

Item  5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters                         2
Item  6.  Selected Financial Data (A)                         2
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (A)             3
Item  8.  Financial Statements and Supplementary Data         9
          Independent Auditors' Report                       39
Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                40

PART III

Item 10.  Directors and Executive Officers of the
          Registrant (A)                                     40
Item 11.  Executive Compensation (A)                         40
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management (A)                                 40
Item 13.  Certain Relationships and Related
          Transactions (A)                                   40
PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                40

SIGNATURES - Principal Accounting Officer                    41
           - Directors                                       42

POWER OF ATTORNEY                                            42

EXHIBITS                                                    E-1

(A) - Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Transportation Corp. and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with reduced disclosure format.

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

   The Corporation provides wholesale, retail, and to a lesser extent, lease financing in the United States for sales of new and used trucks sold by Transportation and Transportation's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through the independent insurance agency system.

Item 2.  Properties

  The Corporation uses leased facilities to carry out most of the administrative and finance sales activities.

Item 3.  Legal Proceedings

   During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's intended result is constitutionally prohibited. NFC's outside counsel is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

   In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. ("Klein Truck") and against Transportation and the Corporation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and, in November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case is now pending.

Item 4.  Submission of Matters to a Vote of Security Holders

      Intentionally omitted. See the index page of this Report for explanation.

                             PART II

                                                              Page
Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                            29

Item 6. Selected Financial Data

    Intentionally omitted. See the index page to this Report for explanation.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



      Customer demand for Class 5 through 8 trucks remained high in 1995, as the strength in the U.S. economy experienced during fiscal 1994 continued during fiscal 1995. As a result of the strong truck industry and economy, the financial strength and cash flows of many NFC customers continued to improve and NFC's delinquencies and losses remained low. The strong economy also contributed to high liquidity in the commercial financing markets during 1995. As a result, many financial institutions have increased their loan activity which gives NFC's customers more financing alternatives than normal. This competition has caused NFC to increase marketing efforts of its retail financing products and services and to reduce finance rates during the fiscal year.

Financing Volume

      The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $3.2 billion at October 31, 1995, up from $2.5 billion and $2.2 billion at October 31, 1994 and 1993, respectively. The increases year over year reflect the continued growth in the truck industry. During 1995, the Corporation supplied 93% of the wholesale financing of new trucks sold to Transportation's dealers, unchanged from 1994 and up from 90% in 1993. Acquisitions of wholesale notes increased $672 million, 29%, to $2,979 million in 1995 after a 17% increase to $2,307 million in 1994 from 1993. Serviced wholesale note balances were $854 million at October 31, 1995, up from $577 million and $559 million at October 31, 1994 and 1993, respectively.

      Acquisitions of retail notes and leases, net of unearned finance income, increased 20% to $1.1 billion in 1995 after a 19% increase to $.9 billion in 1994 from $.8 billion in 1993. The higher level of financing activity reflects increased sales by Transportation, especially of heavy trucks. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 14.4% in 1995 compared with 15.3% in 1994 and 1993. The Corporation's reduced penetration level of retail financing of Transportation's sales in 1995 was a result of competition and liquidity in the commercial financing markets. Serviced retail notes and lease financing balances were $1.9 billion at October 31, 1995, compared with $1.6 billion and $1.4 billion at October 31, 1994 and 1993, respectively.

       Owned net finance receivables balances, including subordinated interests in retail and wholesale receivables, increased to $1.5 billion at October 31, 1995, from $1.2 billion at October 31, 1994, and $1.3 billion at October 31, 1993. The increase in owned receivable balances resulted from higher financing volumes, partially offset by increases in sold note balances. Sold retail receivables balances increased to $1.2 billion at October 31, 1995, from $1.0 billion and $.5 billion at October 31, 1994 and 1993, respectively. Sold wholesale note balances were $500 million at October 31, 1995, a $200 million increase over 1994 and 1993.

            Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


Results of Operations

      The  components  of net income for the  three  years  ended
October 31 are as follows:

($ Millions)                                1995     1994     1993
Income before income taxes:
  Finance operations                       $53.1    $49.9    $51.6
  Insurance operations                       5.6      5.3      1.1
  Supplemental Trust contribution              -        -     (3.7)
  Income before taxes
     and cumulative effect                  58.7     55.2     49.0
Taxes on income                             22.5     21.2     17.7
Cumulative effect of changes in
  accounting policy                            -        -      8.8
     Net income                            $36.2    $34.0    $22.5

     Income before taxes in 1995 was $58.7 million, a 6% increase from $55.2 million in 1994. Finance operations' income in 1995 was $3.2 million higher than 1994 as a result of higher finance receivables to support the demand for Transportation truck products and improvement in the Corporation's borrowing spread over market interest rates. This increase was partially offset by lower gains on sales of retail notes. Gains on sales of retail note receivables during 1995 were $5.2 million on sales of $740 million compared with gains of $11.8 million on sales of $1,033 million in 1994. Lower gains on sales resulted from reduced sales volumes and lower margins on retail note acquisitions from the second half of fiscal 1994 through the first quarter of fiscal 1995, as rising interest costs to fund retail note acquisitions could not be offset fully by increased retail note pricing. In a rising interest rate environment, this margin contraction is a typical occurrence for NFC as retail truck customers generally require finance rate commitments on purchases of trucks 30 to 90 days in advance of delivery. In addition, the Corporation funds the majority of its retail notes by selling the notes in the public market and the effective interest rate for each sale is based on a market interest rate at the time of sale which may be up to six months after the truck delivery date. The gains on sales in fiscal 1994 were primarily on sales in November and December, prior to the increase in market interest rates. During the last half of fiscal 1995, margins on retail note acquisitions have improved as market interest rates have declined; however, margins remain below historical levels due to increased competition in the commercial financing markets.

      Income before taxes of $55.2 million in 1994 increased 13% from $49.0 million in 1993, which included a $3.7 million pretax charge for the Corporation's portion of the Supplemental Trust contribution. See note 10 to the Consolidated Financial Statements. Finance operations' income in 1994 was $1.7 million lower than 1993 as a result of lower margins on retail financing and gains of $2.4 million less than those on 1993 sales of retail receivables offset in part by the increased volume of wholesale financing to support the increased demand for trucks. The Corporation's insurance subsidiary's 1994 income increased $4.2 million over 1993 as a result of improved

             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)

underwriting  results  on truck liability  insurance.   The  more
significant elements of revenue and expense impacting net income for these years are discussed in the following paragraphs.

      Total revenue for 1995 was $228 million compared with $211 million and $232 million in 1994 and 1993, respectively. Retail note and lease financing revenue was $73 million in 1995 compared with $71 million and $102 million in 1994 and 1993, respectively. The 1995 improvement over 1994 is due to higher financing volume offset in part by lower gains on sold notes. Revenue in 1994 was 30% below 1993 as a higher proportion of retail notes was financed through the sale of receivables as the Corporation gained access to the asset-backed securitized market. When receivables are sold only the net gains on the sales, rather than the individual components of revenue and expense, are reported in the Statement of Consolidated Income.

      Wholesale note revenue increased 38% in 1995 to $54 million and increased 22% in 1994 from 1993 as a result of higher average outstanding note balances in support of increased demand for Transportation truck products. In addition, revenue in 1995 increased from higher average yields relating to a higher prime interest rate.

      Revenue from accounts increased in 1995 to $29 million from $22 million and $18 million in 1994 and 1993, respectively. The increase in 1995 and 1994 resulted from higher average outstanding balances in support of increased demand for Transportation truck products. In addition, revenue in 1995 increased from higher average yields relating to a higher prime interest rate.

      Servicing fee income increased to $18 million in 1995 from $17 million in 1994 and $11 million in 1993 as a result of higher levels of sold note receivable balances which the Corporation continues to service.

      Insurance premiums earned by Harco decreased 12% to $45 million in 1995 from $51 million in 1994 and 11% in 1994 from 1993. The decreases in 1995 and 1994 reflect reductions in written premiums of truck liability lines in response to adverse loss experience in those lines and to increased competition.

      Borrowing costs increased 20% in 1995 to $84 million from $70 million and $79 million in 1994 and 1993, respectively. The increase in 1995 from 1994 is primarily the result of higher debt balances to support increased wholesale note and account balances and higher market interest rates. These increased borrowing costs were offset by an improvement in the Corporation's borrowing spread over market interest rates as a result of the amended revolving debt agreement and the asset-backed commercial paper ("ABCP") program. See note 9 to the Consolidated Financial Statements. The decrease between 1994 and 1993 was the result of reduced debt required to finance the lower level of owned retail receivables, offset in part by higher interest rates. The ratio of debt to equity was 5.2:1, 4.8:1 and 5.5:1 at October 31, 1995, 1994 and 1993, respectively.

             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)

     On July 1, 1993, Navistar implemented a restructured retiree health care and life insurance plan (the "Plan"), as discussed in note 10 to the Consolidated Financial Statements. As part of the Plan, Navistar contributed $300 million to pre-fund Plan benefit liabilities and common stock valued at $513 million to a Supplemental Benefit Trust to help pay for Plan benefits in the future. The Corporation recognized $3.7 million of expense as its portion of the Supplemental Benefit Trust contribution.

      Credit, collection and administrative expenses of $28 million were $2 million higher than 1994 primarily as a result of the provision for payments to employees as provided by Transportation's profit sharing agreement and the Corporation's management incentive programs. In addition, costs were higher due to increased retail note marketing efforts.

     The provision for losses on receivables totaled $2.6 million in 1995 compared with $2.3 million in 1994 and $1.5 million in 1993. Truck note and account write-offs (recoveries), including those on sold notes, totaled $(.8) million in 1995, $.9 million in 1994, and $.7 million in 1993. The provision amount exceeded the write-offs (recoveries) due to growth of receivables financed. At October 31, 1995, the Corporation's allowance for losses equaled .62% of net financing receivables, including sold receivables, compared with .65% and .69% as of October 31, 1994 and 1993, respectively.

      Insurance claims and underwriting expenses decreased to $47 million in 1995 from $54 million and $65 million in 1994 and 1993, respectively. The decline resulted from decreases in losses incurred in Harco's truck liability insurance lines. Additionally, insurance operating expenses were lower as a result of decreased commission costs associated with lower volumes of premiums written through general agents.

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

      Receivable sales were a significant source of funding in 1995 and 1994. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During fiscal 1995, the Corporation sold $740 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary,

             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (Continued)


Liquidity and Funds Management (Continued)

to  two  owner  trusts.  The owner trusts,  in  turn,  sold  $714 million of notes and $26 million of certificates to investors. Net proceeds from these sales were $693 million, after deducting $2 million for underwriting fees and $45 million to establish reserve accounts with the trusts as credit enhancement for the public sales. During 1994, the Corporation sold $1,033 million of retail notes receivable, $203 million through its bank receivable purchase facility and $830 million through NFRRC and owner trusts to public investors. Net proceeds from these sales were $952 million after the reduction of holdback reserves and credit enhancement. The net proceeds were used by the Corporation for general working capital purposes. At October 31, 1995, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,430 million. On November 14, 1995, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities.

      Since December 1990, the Corporation has utilized a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. On June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200 million of 9.3 year asset-backed certificates to the public. The proceeds of $195 million, net of $2 million of expenses and underwriting fees and $3 million to fund a reserve account, were used by the Corporation for general working capital purposes. This issuance of $200 million of certificates during fiscal 1995 increased NFSC's revolving wholesale note sales trusts to $500 million. The sales trusts are comprised of three $100 million pools of notes maturing serially from 1997 to 1999 and the $200 million pool maturing in 2004.

      See note 9 to the Consolidated Financial Statements for a discussion of the Corporation's revolving credit agreement and asset-backed commercial paper program.

      In March 1995, ratings on the Corporation's debt were upgraded by Moody's Investors Service, Inc. ("Moody's"). Moody's raised its ratings for the Corporation's debt from Ba3 to Ba2 for senior debt and from B2 to B1 for subordinated debt. In March 1995, Duff & Phelps confirmed its debt ratings of BB+ for senior debt and BB for subordinated debt. In October 1993, ratings on the Corporation's debt were reviewed by Standard and Poor's Corporation ("Standard and Poor's"). Standard and Poor's raised its ratings for the Corporation's debt from B- to BB for senior debt and from CCC to B+ for subordinated debt. The Corporation's commercial paper is rated "not prime" by Moody's.

             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (Continued)


Liquidity and Funds Management (Continued)

      In November 1995, the Corporation sold $525 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold $507 million of notes and $18 million of certificates to investors. The proceeds of $499 million, after deducting $1 million for underwriting fees and $25 million to establish a reserve account with the trust as credit enhancement, were used by the Corporation for general working capital purposes.

     The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See notes 1 and 13 to the Consolidated Financial Statements. Corporate policy does not allow the use of derivatives for speculative purposes.

Business Outlook

      The  demand  for heavy trucks is forecast to soften  during fiscal  1996  and  correspondingly  NFC's  wholesale  and  retail financing activity is anticipated to be lower in 1996. The decline in the heavy truck industry may impact the financial strength of dealers and customers and NFC's ability to maintain the current level of portfolio quality. Competition will continue to put pressure on the Corporation's retail note acquisition activity and retail note margins.

      Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1996 and beyond.

                                                             Page
Item 8.  Financial Statements and Supplementary Data

  Navistar Financial Corporation and Subsidiaries:

  Statement of Consolidated Income and Retained Earnings
    for the years ended October 31, 1995, 1994 and 1993        10
  Statement of Consolidated Financial Condition as of
    October 31, 1995 and 1994                                  11
  Statement of Consolidated Cash Flow for the years ended
    October 31, 1995, 1994 and 1993                            12
  Notes to Consolidated Financial Statements                   13
  Supplementary Financial Data                                 34
  Independent Auditors' Report                                 39

              Navistar Financial Corporation and Subsidiaries


          Statement of Consolidated Income and Retained Earnings
                            Millions of dollars

                                                                 Note
For the years ended October 31              1995   1994    1993  Reference

Revenues
  Retail notes and lease financing         $ 73.3 $ 71.4  $101.9
  Wholesale notes                            54.1   39.2    32.0
  Accounts                                   29.2   22.2    17.5
  Servicing fee income                       18.3   17.3    10.6
  Insurance premiums earned                  44.6   51.1    57.4
  Marketable securities                       8.7    9.6    12.5
     Total                                  228.2  210.8   231.9

Expenses
  Cost of borrowing:
     Interest expense                        75.1   62.7    74.6     8, 9
     Other                                    9.1    7.1     4.7
     Total                                   84.2   69.8    79.3
  Supplemental Trust expense                    -      -     3.7     10
  Credit, collection and administrative      27.9   25.9    26.1
  Provision for losses on receivables         2.6    2.3     1.5     6
  Insurance claims and underwriting          46.7   54.0    65.2
  Other expense, net                          8.1    3.6     7.1
     Total                                  169.5  155.6   182.9

Income Before Taxes on Income and
Cumulative
  Effect of Changes in Accounting Policy     58.7   55.2    49.0

Taxes on Income                              22.5   21.2    17.7     7

Income Before Cumulative Effect of Changes
  in Accounting Policy                       36.2   34.0    31.3

Cumulative Effect of Changes in Accounting      -      -     8.8     10
Policy

Net Income                                   36.2   34.0    22.5

Retained Earnings
  Beginning of year                          56.8   48.4    48.5
  Dividends paid                             (9.0) (25.6)  (22.6)
  End of year                              $ 84.0 $ 56.8  $ 48.4     12





              See Notes to Consolidated Financial Statements.

              Navistar Financial Corporation and Subsidiaries


               Statement of Consolidated Financial Condition
                            Millions of dollars

                                                                    Note
As of October 31                             1995       1994        Reference

ASSETS

Cash and Cash Equivalents                    $    2.9   $   28.3
Marketable Securities                           131.8      130.5     4
Receivables
  Finance receivables                         1,381.3    1,102.2     5
  Allowance for losses                          (10.4)      (8.2)    6
      Receivables, net                        1,370.9    1,094.0
Amounts Due from Sales of Receivables           247.8      193.0     5
Equipment on Operating Leases, Net               39.3       26.6
Repossessions                                     5.8        1.8
Reinsurance Receivables                          24.8       33.7
Other Assets                                     51.4       26.9

Total Assets                                 $1,874.7   $1,534.8


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt                              $   50.5   $  419.2     8
Accounts Payable                                138.8       63.6
Accrued Income Taxes                             12.0        2.3
Accrued Interest                                 12.1       11.3
Senior and Subordinated Debt                  1,279.8      672.3     9
Dealers' Reserves                                21.0       18.8
Unpaid Insurance Claims and Unearned Premiums   103.8      121.7
Shareowner's Equity                                                  12
  Capital stock (Par value $1.00, 1,600,000
    shares issued and outstanding) and
    paid-in capital                             171.0      171.0
  Retained Earnings                              84.0       56.8
  Unrealized gains (losses) on marketable
     securities                                   1.7       (2.2)    4
       Total                                    256.7      225.6

Total Liabilities and Shareowner's Equity    $1,874.7   $1,534.8









              See Notes to Consolidated Financial Statements.

               Navistar Financial Corporation and Subsidiaries

                     Statement of Consolidated Cash Flow
                             Millions of dollars

                                                                         Note
For the years ended October 31               1995      1994     1993     Reference
Cash Flow From Operations
  Net income                              $   36.2   $  34.0  $  22.5
  Adjustments to reconcile net income to
     cash provided from operations:
  Gains on sales of receivables               (5.2)    (11.8)   (14.2)    5
  Depreciation and amortization               11.1       8.7      9.7
  Provision for losses on receivables          2.6       2.3      1.5     6
  Cumulative effect of changes in
     accounting policy                           -         -      8.8
  Supplemental Trust expense                     -         -      3.7
  Increase (decrease) in accounts payable
    and accrued liabilities                    5.3      (3.5)    (1.8)
  Increase in deferred income taxes             .5       3.1      3.7
  Increase (decrease) in accounts payable
     to affiliated companies                  73.2      (0.9)    14.3
  Increase (decrease) in unpaid insurance
     claims and unearned premiums, net of
     reinsurance receivables                  (8.9)     (6.5)    10.7
  Other                                       (3.6)     (5.4)    (3.6)
        Total                                111.2      20.0     55.3
Cash Flow From Investing Activities
  Purchase of retail notes and lease
    receivables                           (1,099.5)   (915.9)  (770.2)
  Principal collections on retail notes
    and lease receivables                    123.4     180.9    337.4
  Proceeds from sold retail notes            726.8     994.8    558.2
  Acquisitions over cash collections of
     wholesale notes and accounts
     receivable                              (77.1)   (140.0)  (171.9)
  Purchase of marketable securities          (61.9)    (51.8)   (58.1)
  Proceeds from sales of marketable
    securities                                67.3      45.1     64.8
  Increase in property and equipment
     leased to others                        (18.7)     (5.3)   (14.2)
       Total                                (339.7)    107.8    (54.0)
Cash Flow From Financing Activities
  Net increase in commercial paper            31.3      19.2        -
  Net increase (decrease) in
     short-term bank borrowings             (400.0)    325.0     75.0
  Net increase (decrease) in bank
     revolving credit facility usage         405.0    (372.0)       -
  Net increase in asset-backed commercial
    paper facility usage                     275.8         -        -
  Principal payments on term debt           (100.0)    (80.0)   (99.0)
  Principal payments on subordinated debt        -    (100.0)       -
  Proceeds from issuance of subordinated
    debt                                         -     100.0        -
  Dividends paid to Transportation            (9.0)    (25.6)   (22.6)
       Total                                 203.1    (133.4)   (46.6)
Decrease in Cash and Cash Equivalents        (25.4)     (5.6)   (45.3)
Cash and Cash Equivalents at Beginning of
    Year                                      28.3      33.9     79.2
Cash and Cash Equivalents at End of Year   $   2.9   $  28.3  $  33.9

Supplementary disclosure of cash flow
information:
  Interest paid                            $  74.3   $  64.8  $  79.3
  Income taxes paid                        $  14.6   $  22.1  $  13.5


               See Notes to Consolidated Financial Statements.

         NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS ENDED OCTOBER 31, 1995

                       MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

       The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). All significant intercompany accounts and transactions have been eliminated. All of the Corporation's capital stock is owned by Navistar International
Transportation Corp. ("Transportation"), which is wholly owned by Navistar International Corporation ("Navistar").

Revenue on Receivables

       Finance   charges   on   retail   notes   and   finance   leases   are
recognized   as  income  over  the  terms  of  the  receivables   using   the
interest method. Interest from interest-bearing notes and accounts is taken into income on the accrual basis.

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

Receivable Sales

       The Corporation securitizes and sells receivables to public and private investors with limited recourse. The Corporation continues to service the receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related sold receivables and are included in servicing fee income. In a subordinated capacity, the Corporation retains excess servicing cash flows, a limited
interest   in   the   principal  balances  of  the   sold   receivables   and
certain cash deposits provided as credit enhancements for investors. Gains or losses on sales of receivables are credited
or   charged  to  financing  revenue  in  the  period  in  which  the   sales
occur.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (Continued)

Insurance Operations

       Insurance premiums are earned on a pro rata basis over the terms of the policies. Commission costs and premium taxes incurred in acquiring business are deferred and amortized on the same basis as such premiums are earned. The liability for unpaid insurance claims includes provisions for reported claims and an estimate of unreported claims based on past experience. Such provisions include an estimate of loss adjustment expense. The
estimated    liability   for   unpaid   insurance   claims    is    regularly
reviewed and updated. Any change in such estimate is reflected in current operations.

        The Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"), limits its exposure on any single loss occurrence by ceding reinsurance to other insurance enterprises. Reinsurance receivables including amounts related to unpaid insurance claims and prepaid reinsurance premiums are reported as assets in the Statement of Consolidated Financial Condition.

Income Taxes

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

Marketable Securities

       Marketable securities, which are classified as available-for-sale, are reported at fair value. Unrealized gains or losses, net of deferred income taxes, are included as a separate component of shareowner's equity in the Statement of Consolidated Financial Condition.

Derivative Financial Instruments

       The Corporation uses derivatives to reduce risks of interest rate volatility. All derivative financial instruments are held for purposes other than trading, and the Corporation's policy does not allow the use of derivatives for speculative purposes. Gains or losses related to hedges of anticipated sales of receivables are deferred and are recognized in income when the receivables are sold.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

       Certain amounts for prior years have been reclassified to conform with the presentation used in the 1995 financial statements.


2. TRANSACTIONS WITH AFFILIATED COMPANIES

       The Corporation's primary business is the retail, wholesale, and, to a lesser extent,lease financing of products sold by Transportation and its dealers within the United States.

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

       The Corporation purchases wholesale notes and accounts of dealers from Transportation at the principal amount of the receivables. An acquisition fee applicable to purchases of wholesale notes secured by new equipment is charged to Transportation. The retail accounts are accounts of Transportation customers. Revenue collected from Transportation for wholesale notes, wholesale and retail accounts and leases was $55.7 in 1995, $50.7 in 1994 and $41.2 in 1993.

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

Administrative Expenses

        The Corporation pays a fee to Transportation for data processing and other administrative services based on the actual cost of services performed. The amount of the fee was $2.4 in 1995, $2.5 in 1994 and $2.3 in 1993.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


2. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Short-Term Borrowings

       The Corporation had daily average short-term borrowings from Transportation of $93 in 1995 and $83 in 1994 on which interest accrued at the Corporation's incremental short-term borrowing rate. These borrowings, including $6 and $4 of interest expense in 1995 and 1994, respectively, were repaid during each of the fiscal years.

Accounts Payable

        Accounts payable include $89.5 and $16.3 payable to Transportation at October 31, 1995 and 1994, respectively.


3. INDUSTRY SEGMENTS

Information by industry segment is summarized as follows:

                                          1995      1994       1993
Revenues:
 Finance operations                     $  175.1  $  150.6  $  164.2
 Insurance operations                       53.1      60.2      67.7
   Total revenue                        $  228.2  $  210.8  $  231.9

Income before taxes on income and
 cumulative effect of changes in
 accounting policy:
Finance operations                      $   53.1  $   49.9  $   47.9
 Insurance operations                        5.6       5.3       1.1
    Total income before taxes on income
      and cumulative effect of changes
      in accounting policy              $   58.7  $   55.2  $   49.0

Assets at end of year:
 Finance operations                     $1,701.9  $1,354.1  $1,473.5
 Insurance operations                      172.8     180.7     151.7
   Total assets at end of year          $1,874.7  $1,534.8  $1,625.2

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES

      The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a separate component of shareowner's equity. Shareowner's equity was increased by net unrealized holding gains of $1.7 as of October 31, 1995, and decreased by net unrealized holding losses of $2.2 at October 31, 1994. The following table sets forth, by type of security issuer, the amortized cost and estimated market values at October 31, 1995 and 1994:

                              Amortized  Gross Unrealized   Fair
                                Cost     Gains     Losses   Value
October 31, 1995
U.S. government securities    $ 52.8     $  1.2    $  .1    $ 53.9
Corporate debt securities       32.0         .2       .2      32.0
Mortgage- and
 asset-backed securities        32.7         .5       .1      33.1
Foreign governments              1.7          -        -       1.7
   Total debt securities      $119.2     $  1.9    $  .4    $120.7

Equity securities               10.0        1.7       .6      11.1
   Total                      $129.2     $  3.6    $ 1.0    $131.8


October 31, 1994
U.S. government securities    $ 67.4     $   .4    $ 2.4    $ 65.4
Corporate debt securities       27.7          -       .4      27.3
Mortgage- and
 asset-backed securities        28.3         .1       .7      27.7
Foreign governments              1.6          -        -       1.6
   Total debt securities      $125.0     $   .5    $ 3.5    $122.0

Equity securities                8.8         .4       .7       8.5
   Total                      $133.8     $   .9    $ 4.2    $130.5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES (Continued)

      Contractual maturities of marketable debt securities at October 31, 1995, are as follows:

                                               Amortized  Fair
                                                 Cost     Value
Due in one year or less                       $  21.9   $  21.9
Due after one year through five years            32.1      32.8
Due after five years through ten years           21.2      21.5
Due after ten years                              11.3      11.4
                                                 86.5      87.6
Mortgage- and asset-backed securities            32.7      33.1
 Total                                        $ 119.2   $ 120.7

      Proceeds from sales or maturities of marketable securities available for sale were $67.3 during 1995 and $45.1 during 1994.
Gross gains of $.8 and $.9 and gross losses of $.6 and $.2 were realized on those sales in 1995 and 1994, respectively.

     All marketable securities at October 31, 1995 and 1994, were held by Harco, of which $23.2 and $29.5, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.


5. FINANCE RECEIVABLES

     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                  1995      1994
Retail notes and lease financing               $  747.2  $  513.9

Wholesale notes                                   268.2     230.6

Accounts:
  Retail                                          316.7     308.2
  Wholesale                                        49.2      49.5
     Total                                        365.9     357.7
       Total finance receivables               $1,381.3  $1,102.2

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (Continued)

      Contractual maturities of finance receivables including unearned finance income at October 31, 1995, are summarized as follows:

                                      Retail    Wholesale    Accounts
Due in:
 1996                                 $238.6      $181.3      $365.9
 1997                                  203.0        86.9           -
 1998                                  184.5           -           -
 1999                                  139.8           -           -
 2000                                   92.5           -           -
Due after 2000                           7.7           -           -
   Gross finance receivables           866.1       268.2       365.9
Unearned finance income                118.9           -           -
   Total finance receivables          $747.2      $268.2      $365.9

      The actual cash collections from finance receivables will vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

      The Corporation sells finance receivables to public and private investors with limited recourse provisions. Outstanding sold receivable net balances at October 31 are as follows:

                                              1995        1994
Retail notes                                $1,173.2    $1,046.8
Wholesale notes                                500.0       300.0
  Total                                     $1,673.2    $1,346.8

     Gains or losses from the sales of receivables are recognized in the period in which such sales occur. As the allowance for credit losses is adequately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Retail notes and lease financing" revenue are gains totaling $5.2, $11.8 and $14.2 on retail note receivable sales of $740, $1,033 and $576 for the fiscal years ended October 31, 1995, 1994 and 1993, respectively. Gains on sales of wholesale receivables are not material as a result of their short maturities.

      The Corporation has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Securities Corporation ("NFSC"), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. These subsidiaries have limited recourse on the sold

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (Continued)

receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. During fiscal 1995, in two separate sales, the Corporation sold a total of $740 of retail notes, net of unearned finance income, through NFRRC to two individual owner trusts. The owner trusts, in turn, sold $714 of notes and $26 of certificates to investors. The proceeds of
$693, after deducting $2 for underwriting fees and $45 to establish reserve accounts with the trusts as credit enhancement, were used by the Corporation for general working capital purposes. At October 31, 1995, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was
$1,430.    On  November  14,  1995,  NFRRC  filed  an  additional
registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 of asset-backed securities.

      At October 31, 1994, NFSC had in place a $300 revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. On June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200 of
9.3 year asset-backed certificates to the public. The proceeds of $195, net of $2 of expenses and underwriting fees and $3 to fund a reserve account, were used by the Corporation for general working capital purposes. Under the terms of the sale, the Corporation increased the amount subordinated to the investor's interest from $46.5 to $86.5. This issuance of $200 of certificates during fiscal 1995 increased NFSC's revolving wholesale note sales trusts to $500. The sales trusts are comprised of three $100 pools of notes maturing serially from 1997 to 1999 and the $200 pool maturing in 2004.

      The Corporation's retained interest in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. Holdback reserves were established pursuant to the limited recourse provisions of the retail note sales to private investors. The retail securitized sales structure requires the Corporation to maintain cash reserves with the trusts as credit enhancement for public sales. The cash reserves are held by the trusts and restricted for use by the securitized sales agreements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (Continued)

The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                                    October 31
                                                  1995      1994
Cash held and invested by trusts                $ 66.8    $ 51.5
Subordinated retained interests in wholesale
  receivables                                     86.3      46.5
Subordinated retained interests in retail
  receivables                                     12.2      14.1
Holdback reserves                                 43.7      64.4
Excess servicing fee and other                    48.0      24.5
Allowance for credit losses                       (9.2)     (8.0)
  Total                                         $247.8    $193.0

6. ALLOWANCE FOR LOSSES

      The allowance for losses on receivables is summarized as follows:

                                              1995    1994    1993
Total allowance for losses at beginning of
  year                                       $16.2   $14.8   $14.0
Provision for losses                           2.6     2.3     1.5
Net (losses) recoveries (charged)
  credited to allowance                         .8     (.9)    (.7)
    Total allowance for losses at end of
      year                                   $19.6   $16.2   $14.8


Allowance pertaining to:
  Owned notes                                $10.4   $ 8.2   $10.9
  Sold notes                                   9.2     8.0     3.9
     Total                                   $19.6   $16.2   $14.8

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


7. TAXES ON INCOME

     Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of deferred tax assets is allowed if future realization is more likely than not.

     Taxes on income are summarized as follows:

                                            1995    1994    1993
Current:
  Federal                                  $18.9   $15.1   $12.0
  State and local                            3.1     3.0     2.0
     Total current                          22.0    18.1    14.0

Deferred (primarily Federal)                  .5     3.1     3.7
     Total                                 $22.5   $21.2   $17.7

      The effective tax rate of 38% in 1995 and 1994 and 36% in 1993 differs from the statutory United States Federal tax rate of 35% primarily because of state and local income taxes. Deferred tax assets and liabilities at October 31, 1995 and 1994, comprised the following:

                                                  1995      1994
Deferred tax assets:
  Other postretirement benefits                   $2.8      $2.7
  Unrealized losses on marketable securities         -       1.2
     Total deferred tax assets                     2.8       3.9

Deferred tax liabilities:
  Depreciation and other                           6.4       5.9
  Unrealized gains on marketable securities        1.0         -
     Total deferred tax liabilities                7.4       5.9
     Net deferred tax liabilities                 $4.6      $2.0

      During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's intended result is constitutionally prohibited. NFC's outside counsel is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


8. SHORT-TERM DEBT

      Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements.

     Short-Term Debt at October 31 is summarized as follows:

                                                 1995     1994
Commercial paper                                $50.5    $ 19.2
Short-term bank borrowings                          -     400.0
  Total                                         $50.5    $419.2

     Information regarding short-term borrowings is as follows:

                                           1995    1994    1993
Aggregate obligations outstanding:
  Daily average                          $ 37.8   $ 11.7   $  .6
  Maximum month-end balance                81.1    419.2    75.0

Weighted average interest rate:
  On average daily borrowing               6.4%     5.4%    6.5%
  At October 31                            6.3%     5.6%    6.5%

      Unused commitments under the Corporation's bank revolving credit facility and bank liquidity facility supporting the asset-backed commercial paper program are used as backup for outstanding short-term borrowings. See also note 9 to the Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


9. SENIOR AND SUBORDINATED DEBT

     Senior and Subordinated Debt outstanding at October 31 is summarized as follows:

                                                 1995      1994
Bank revolving credit, at variable rates,
  due October 1998                            $  760.0   $ 355.0

Funding under asset-backed commercial
   paper program, at variable rates,
   maturing October 1998                         302.3        -

Senior term debt:
  Notes, medium-term, 9.50%, due 1996            117.5     217.5
            Unamortized discount                     -       (.2)
       Total senior term debt                    117.5     217.3

Subordinated term debt:
  Senior Notes, 8 7/8%, due November 1998        100.0     100.0
       Total senior and subordinated debt     $1,279.8   $ 672.3

      The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 7.4%, 7.1% and 6.6% in 1995, 1994 and 1993,
respectively. The aggregate annual maturities and required payments of debt are as follows: 1996, $117.5; 1998, $1,062.3 and 1999, $100.0.

      Effective November 9, 1994, the Corporation amended and restated its $727 bank revolving credit agreement, extending the maturity date to October 31, 1998 and expanding the commitment to $900. In addition, the purchasers' commitments under the $600 retail notes purchase facility agreement were terminated and the Corporation established a $300 asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility with a maturity date of October 31, 1998. Under the terms of the ABCP program, a special purpose wholly-owned subsidiary of NFC purchases eligible receivables from NFC. All assets of the subsidiary are pledged to a Trust that funds the receivables with A1/P1 rated commercial paper. In addition, the assets may be sold to the Trust.

      Available funding under the amended and restated credit facility and the ABCP program was $148, of which $50 provided funding backup for the outstanding short-term debt at October 31, 1995. The remaining $98 when combined with unrestricted cash and cash equivalents made $101 available to fund the general business purposes of the Corporation at October 31, 1995. While the amended revolving credit facility removed certain dividend restrictions, the Corporation is required to maintain tangible net worth at a minimum of $175 and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the restated agreement grants security interests in substantially all of the Corporation's

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


9. SENIOR AND SUBORDINATED DEBT (Continued)

assets  to  the  Corporation's  debtholders.   Compensating  cash
balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage.

     As of October 31, 1995, approximately $208 of sold notes was outstanding under the $600 retail notes purchase facility.
Participants of the facility will continue to own the receivables during the run-off.


10. RETIREMENT BENEFITS

       The Corporation provides postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance expense for employees, retirees, surviving spouses and dependents.

     The pension plans are non-contributory with benefits related to an employee's length of service and compensation rate. The Corporation's policy is to fund its qualified pension plan in accordance with applicable government regulations and to make additional payments as necessary to maintain full funding of the vested accumulated benefit obligation. For plan years which ended during the current fiscal year, all legal funding requirements have been met. Plan assets are primarily invested in a dedicated portfolio of long-term fixed income securities.

      In addition to providing pension benefits, the Corporation provides health care and life insurance for a majority of its retired employees. For most retirees, these benefits are defined by the terms of an agreement between Navistar and its employees, retirees and collective bargaining organizations which provides for postretirement health care and life insurance benefits (the "Plan"). The Plan, which was implemented on July 1, 1993, provided for cost sharing between Navistar and retirees in the form of premiums, co-payments and deductibles. A trust was established to provide a vehicle for funding of the health care liability through Navistar contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Trust was also established to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future. During 1993, the Corporation agreed to contribute $3.7 to the Supplemental Benefit Trust.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


10. RETIREMENT BENEFITS (Continued)

Pension Expense
     Net pension cost includes the following:

                                             1995    1994    1993
Service cost-benefits earned during
  the period                                $  .5   $ 1.0   $  .6
Interest cost on projected benefit
  obligation                                  2.8     2.7     2.8
Return on assets - actual (gain) loss        (9.1)    3.3    (8.4)
                 - deferred gain (loss)       5.8    (6.8)    5.2
Other costs (including amortization of
  transition amount)                            -      .1      .1
    Net pension cost                        $   -   $  .3   $  .3

Pension Assets and Liabilities

     The plans' funded status and reconciliation to the Statement of Consolidated Financial Condition as of October 31 were as follows:

                                Plan in Which         Plan in Which
                                Assets Exceed     Accumulated Benefits
                            Accumulated Benefits     Exceed Assets
                                1995       1994       1995       1994
Actuarial present value of:
  Vested benefits             $(31.8)    $(25.8)    $ (2.2)    $ (1.8)
  Non-vested benefits           (4.0)      (3.0)       (.1)       (.1)
     Accumulated benefit
       obligation              (35.8)     (28.8)      (2.3)      (1.9)
  Effect of projected future
       compensation levels       (.9)       (.6)         -          -
     Total projected benefit
       obligation              (36.7)     (29.4)      (2.3)      (1.9)
Plan assets at fair value       41.5       34.5          -          -
  Funded status at October 31    4.8        5.1       (2.3)      (1.9)
Unrecognized net losses (gains) (4.2)      (4.8)        .6         .2
Unrecognized plan amendments      .5         .5          -          -
Unrecognized net obligation
       as of transition date      .1         .2          -          -
     Net asset (liability)    $  1.2     $  1.0     $ (1.7)    $ (1.7)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


10. RETIREMENT BENEFITS (Continued)

      The weighted average rate assumptions used in determining the projected benefit obligation and pension expense were:

                                                1995   1994   1993
Discount rate used to determine the present
  value of the projected benefit obligations    7.5%   9.2%    6.7%
Expected long-term rate of return on plan
  assets                                        9.9%   9.0%   10.0%
Expected rate of increase in future
  compensation levels                           3.5%   3.5%    3.5%

Other Postretirement Benefits

      During 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recognized the transition obligation as a one-time, non-cash charge to earnings. The cumulative effect of this change in accounting policy, as of November 1, 1992, was $8.8, net of income taxes of $5.4.

      The components of expense for other postretirement benefits that are included in the Statement of Consolidated Income and Retained Earnings include the following:

                                                 1995   1994   1993
Service cost - benefits earned during
  the year                                       $ .3   $ .2   $ .3
Interest cost on the accumulated benefit
  obligation                                       .8     .7     .6
Expected return on assets - actual (gain)/loss   (1.5)   (.2)     -
                          - deferred gain/(loss)  1.2      -      -
Total cost of postretirement benefits other
  than pension                                   $ .8   $ .7   $ .9

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


10. RETIREMENT BENEFITS (Continued)

      The components of the liability for other postretirement benefits as of October 31, 1995 and 1994, were as follows:

                                                       1995    1994
Retirees and their dependents                         $(4.9)  $(4.2)
Active employees eligible to retire                    (2.4)   (2.2)
Other active participants                              (3.3)   (2.6)

Accumulated postretirement benefit obligation (APBO)  (10.6)   (9.0)
Plan assets at fair value                               4.5     2.8

APBO in excess of plan assets                          (6.1)   (6.2)
Unrecognized net loss                                    .4      .7

Net liability                                         $(5.7)  $(5.5)

      The expected return on plan assets was 10% for 1995 and 9% for 1994 and 1993. The weighted average of discount rates used to determine the accumulated postretirement benefit obligation was 7.7% and 8.9% at October 31, 1995 and 1994, respectively. For 1996, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.8%. The rate is projected to decrease to 5.0% in the year 2003 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $1.7 and the associated expense recognized for the year ended October 31, 1995, would increase by an estimated $.2.


11. LEASES

      The Corporation is obligated under noncancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1995, future minimum lease commitments under noncancelable operating leases with remaining terms in excess of one year are as follows:

          Year Ended October 31,
          1996                                       $1.7
          1997                                        1.6
          1998                                        1.6
          1999                                        1.5
          2000                                        1.2
          Thereafter                                   .2
            Total                                    $7.8

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


12. SHAREOWNER'S EQUITY

      The number of authorized shares of capital stock as of October 31, 1995 and 1994, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights. As discussed in note 9, the Corporation amended and restated its bank credit facility in November 1994 which, among other things, changed previous limitations on the Corporation's authority to pay dividends to Transportation.


13. FINANCIAL INSTRUMENTS

    Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                         1995                1994
                                 Carrying    Fair     Carrying   Fair
                                  Amount     Value     Amount    Value
Financial assets:
  Finance receivables:
     Retail notes                $  680.8  $  707.2   $ 452.0  $ 458.1
     Wholesale notes                268.2     268.2     230.6    230.6
     Accounts                       365.9     365.9     357.7    357.7
 Amounts due from sales of
     receivables                    247.8     234.6     193.0    183.0

Financial liabilities:
  Senior and subordinated debt   $1,279.8  $1,282.9   $ 672.3  $ 673.9

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


13. FINANCIAL INSTRUMENTS (Continued)

      The methods and assumptions used to estimate the fair value of each class of financial instruments are summarized as follows:

 Cash and Cash Equivalents

 The carrying amount approximates fair value as a result of the short maturity of these instruments.

 Marketable Securities

 Fair value is estimated based on quoted market price. The cost and fair value of marketable securities is disclosed in note 4.

 Finance Receivables

 The fair value of truck retail notes is estimated by discounting the future cash flows using an estimated discount rate reflecting current rates paid to purchasers of similar types of receivables with similar credit, interest rate and prepayment risks. For other retail notes, primarily variable-rate notes that reprice frequently, and for wholesale notes and retail and wholesale accounts, the carrying amounts approximate fair value as a result of the short term nature of the receivables.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


13. FINANCIAL INSTRUMENTS (Continued)

  Derivative Financial Instruments

      The Corporation manages its exposure to fluctuations in interest rate changes by limiting the amount of fixed rate assets funded with variable rate debt by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. The Corporation manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

      The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. The
Corporation locks into an interest rate by entering into a forward contract on a U.S. Treasury security whose terms approximate those used to determine the selling price of the anticipated sale of receivables. Gains or losses incurred with the closing of these agreements are included as a component of the gain on sale of receivables.

      During June through October 1995, the Corporation entered into $325 of forward interest rate lock agreements on a Treasury maturing in 1997 related to the anticipated November 1995 sale of retail receivables. See also note 15. These hedge agreements, which were closed on October 18, 1995, in conjunction with the pricing of the sale, resulted in an immaterial loss which was deferred at October 31, 1995, and included in the gain on the sale of receivables recognized in November 1995.

      During fiscal 1994 and 1995, there were no swap agreements outstanding and only one interest rate cap purchased in 1985 for a notional amount of $50 which serves to hedge the interest cost of variable rate debt. The premium paid for this interest rate cap agreement has been fully amortized to interest expense. The effect of this cap on the Corporation's interest expense was not material.

      The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations ("CMO's") of
$33 which are included in the Corporation's marketable securities at October 31, 1995.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


14. LEGAL PROCEEDINGS

      In May 1993, a jury issued a verdict in favor of Vernon Klein & Equipment, Inc. ("Klein Truck") and against Transportation and the Corporation in the amount of $10.8 in compensatory damages and $15 in punitive damages. Transportation appealed the verdict and, in November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case is now pending.

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


15. SUBSEQUENT EVENT

     In November 1995, the Corporation sold $525 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold $507 of notes and $18 of certificates to investors. The Corporation initially sold $455 of retail notes receivable on November 1, 1995, and via a pre-funding feature in the agreement, subsequently sold an additional $70 of retail receivables on November 10, 1995. The proceeds of $499, after deducting $1 for underwriting fees and $25 to establish a reserve account with the trust as credit enhancement for the public sale, were used by the Corporation for general working capital purposes.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


16. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                 1995
                              1st       2nd       3rd       4th     Fiscal
                            Quarter   Quarter   Quarter   Quarter    Year
Revenues                     $50.9     $56.5    $64.1      $56.7    $228.2
Interest expense              17.1      20.4     19.1       18.5      75.1
Provision for losses
  on receivables                .1        .5       .4        1.6       2.6
Net income                     6.3       7.5     13.3        9.1      36.2

                                                 1994
                              1st       2nd       3rd       4th     Fiscal
                            Quarter   Quarter   Quarter   Quarter    Year
Revenues                     $58.8     $50.2     $50.6     $51.2    $210.8
Interest expense              15.7      15.7      16.7      14.6      62.7
Provision for losses
  on receivables                .8        .2        .1       1.2       2.3
Net income                    10.9       8.0       8.6       6.5      34.0

                    SUPPLEMENTARY FINANCIAL DATA


           Five Year Summary of Financial and Operating Data

                      Dollar amounts in millions

                                   1995    1994      1993      1992      1991
Revenues and net income
    retained
  Revenues                    $  228.2  $  210.8  $  231.9  $  228.3  $  235.9
  Provision for losses on
    receivables                    2.6       2.3       1.5       3.6       5.8
  Interest expense                75.1      62.7      74.6      82.2      90.3
  Other charges, net              91.8      90.6     106.8      96.1      86.6
  Taxes on income                 22.5      21.2      17.7      16.9      20.2
  Cumulative effect of changes
    in accounting policy, net
    of income taxes                  -         -       8.8         -         -
  Net income                      36.2      34.0      22.5      29.5      33.0
  Dividends paid                   9.0      25.6      22.6      16.0      74.0
  Net income retained          $  27.2    $  8.4    $  (.1)   $ 13.5    $(41.0)


  Percent  of  net  income  to
    average shareowner's equity   15.0%     15.1%     10.3%     13.8%     15.0%


Assets at end of year
  Cash and cash equivalents     $  2.9   $  28.3    $ 33.9    $ 79.2    $ 16.0
  Marketable securities          131.8     130.5     125.6     130.5     119.1
  Finance receivables:
    Truck retail notes and
      lease financing            747.2     513.9     823.5     955.1     928.0
    Wholesale notes              268.2     230.6     212.5      81.5      37.8
    Accounts                     365.9     357.7     245.1     204.3     162.9
      Total                    1,381.3   1,102.2   1,281.1   1,240.9   1,128.7
    Allowance for losses         (10.4)     (8.2)    (10.9)    (12.4)    (11.7)
      Finance receivables,net  1,370.9   1,094.0   1,270.2   1,228.5   1,117.0
  Other assets                   369.1     282.0     195.5     170.5     196.0
       Total assets           $1,874.7  $1,534.8  $1,625.2  $1,608.7  $1,448.1

Liabilities   and  shareowner's
equity at end of year
  Commercial paper             $  50.5  $   19.2  $      -  $      -  $  143.8
  Short-term bank borrowings         -     400.0      75.0         -      40.0
  Bank revolving credit          760.0     355.0     727.0     727.0     220.0
  Asset-backed commercial paper
    facility                     302.3         -         -         -         -
  Medium-term notes              117.5     217.3     222.2     261.1     419.4
  Long-term notes and debentures     -         -      75.0     135.0     135.0
  Subordinated debt              100.0     100.0     100.0      94.9      93.7
      Total debt               1,330.3   1,091.5   1,199.2   1,218.0   1,051.9
  Other liabilities              287.7     217.7     206.6     171.2     190.2
  Shareowner's equity            256.7     225.6     219.4     219.5     206.0
      Total liabilities and
        shareowner's equity   $1,874.7  $1,534.8  $1,625.2  $1,608.7  $1,448.1



  Debt to equity ratio           5.2:1     4.8:1     5.5:1     5.5:1     5.1:1
  Senior debt to capital funds
    ratio                        3.4:1     3.0:1     3.4:1     3.6:1     3.2:1

  Gross insurance premiums
    written                    $  52.0    $ 59.0    $ 65.8    $ 69.2    $ 66.3

  Number of employees at
    October 31                     360       353       339       364       353

Gross Finance Receivables and Leases Acquired

Dollar amounts in millions     1995      1994      1993      1992      1991
Wholesale notes              $2,979.4  $2,306.6  $1,977.6  $1,547.7  $1,461.0

Retail notes and leases:
  New                         1,075.0     861.9     730.0     591.8     554.4
  Used                          242.3     217.2     168.4     185.9     192.8
    Total                     1,317.3   1,079.1     898.4     777.7     747.2

  Total                      $4,296.7  $3,385.7  $2,876.0  $2,325.4  $2,208.2




Analysis of Finance Retail Notes Acquired

                               Average       Down Payment
                             Contractual     as a Percent       Average
                                Terms         of Retail         Monthy
                              in Months      Sales Price      Installment
                Number of
Year              Units       New   Used     New    Used       New    Used
1995             18,286       55      39     8.0%   16.7%    $1,514  $1,003
1994             17,331       54      38     6.6    13.9      1,311     921
1993             15,879       53      34     6.2    17.0      1,248     786
1992             14,227       52      35     6.6    14.1      1,239     845
1991             13,768       52      37     7.2    13.5      1,286     875

Analysis of Gross Retail Notes and Lease Financing
With Installments Past Due Over 60 Days

At October 31 ($ Millions)       1995     1994     1993     1992    1991
  Original amount of notes
     and leases                 $ 1.2    $ 1.3    $ 2.6    $ 4.3   $ 3.9
  Balance of notes and leases      .5       .5       .7      2.1     1.9
  Balance as a percent of
    total outstanding            .06%     .09%     .08%     .19%    .18%



Analysis of Retail Note Repossessions

                                1995     1994     1993     1992     1991
  Retail note repossessions
   acquired as a perrcentage
   of average retail note
   gross balance                .92%     .97%    1.95%    3.70%    4.45%

 Analysis of Loss Experience

 ($ Millions)                    1995    1994    1993    1992    1991

 Net losses (recoveries):
   Retail notes and leases       $ .3    $ .6    $(.1)   $2.4    $3.0
   Wholesale notes                (.9)     .1      .8      .8     2.8
   Accounts                       (.2)     .2       -       -       -
      Total                      $(.8)   $ .9    $ .7    $3.2    $5.8



 Percent net losses (recoveries)
   to liquidations:

   Retail notes and leases       .03%    .07%    (.01)%   .27%    .41%
   Wholesale notes              (.03)    .01      .04     .06     .19
      Total                     (.02)%   .03%     .03%    .13%    .26%



Percent net losses (recoveries)
  to related average gross
  receivables outstanding:
  Retail notes and leases        .02%     .04%      -      .17%    .21%
  Wholesale notes               (.13)     .03     .16      .20     .66
  Accounts                      (.05)     .08       -        -       -
     Total                      (.03)%    .04%    .03%     .16%    .29%




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

     Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management's authorization. The system of internal controls which provides for appropriate division of responsibility is supported by written policies and procedures that are updated by management as necessary. The system is tested and evaluated regularly by the parent
  Company's internal auditors as well as by the independent auditors in connection with their annual audit of the financial statements. The independent auditors conduct their audit in accordance with generally accepted auditing standards and perform such tests of transactions and balances as they deem necessary. Management considers the recommendations of its internal auditors and independent auditors concerning the Corporation's system of internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented. Management believes that the Corporation's system of internal controls accomplishes the objectives set forth in the first sentence of this paragraph.




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

      In  our  opinion,  the accompanying  consolidated
  financial statements present fairly, in all  material
  respects,   the   financial  position   of   Navistar
  Financial Corporation and its subsidiaries at October
  31, 1995 and 1994 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

      As discussed in Note 10 to the consolidated financial statements, effective November 1, 1992, Navistar Financial Corporation changed its method of accounting for postretirement benefits other than pensions.




  /s/DELOITTE & TOUCHE LLP
     Deloitte & Touche LLP
     December 18, 1995
     Chicago, Illinois

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

  Exhibits, Including Those Incorporated By Reference

    Exhibit                                              Form 10-K
    Number                                              Description
  Page
   (3)    Articles of Incorporation and By-Laws
            of the Registrant                               E-1
   (4)    Instruments Defining the Rights of Security
          Holders, including Indentures                     E-2
  (10)    Material Contracts                                E-3
  (24)    Power of Attorney                                  42
  (27)    Financial Data Schedule                           E-9

  Reports on Form 8-K

      No reports on Form 8-K were filed for the three months ended October 31, 1995.

                            SIGNATURE




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NAVISTAR FINANCIAL CORPORATION
                                      (Registrant)




  By:   /s/PHYLLIS E. COCHRAN              January 26, 1996
        Phyllis E. Cochran
        Vice President and Controller
        (Principal Accounting Officer)