Form 10-Q
period 1996-01-31
NAVISTAR FINANCIAL CORP
filed 1996-03-12
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1996

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


       Registrant's telephone number including area code 847-734-4275


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 29, 1996, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES



                                    INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

    Statement of Consolidated Income and Retained Earnings --
      Three Months Ended January 31, 1996 and 1995. . . . . . . . . . .   2

    Statement of Consolidated Financial Condition --
      January 31, 1996; October 31, 1995; and January 31, 1995. . . . .   3

    Statement of Consolidated Cash Flow --
      Three Months Ended January 31, 1996 and 1995. . . . . . . . . . .   4

    Notes to Consolidated Financial Statements. . . . . . . . . . . . .   5

  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . . .   8


PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                               PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements


                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                                    (Millions of dollars)


                                                                          Three Months Ended
                                                                              January 31
                                                                           1996       1995
Revenue
   Retail notes and lease financing . . . . . . . . . . . . . . . . . . . $ 27.2     $ 14.9
   Wholesale notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   16.1       11.2
   Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.8        7.0
   Servicing fee income . . . . . . . . . . . . . . . . . . . . . . . . .    5.6        4.3
   Insurance premiums earned. . . . . . . . . . . . . . . . . . . . . . .   10.4       11.3
   Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . .    2.6        2.2
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   68.7       50.9


Expense
   Cost of borrowing:
      Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .    17.1       17.1
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.1        2.1
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20.2       19.2

   Credit, collection and administrative . . . . . . . . . . . . . . . .     6.8        6.6
   Provision for losses on receivables . . . . . . . . . . . . . . . . .     1.1         .1
   Insurance claims and underwriting . . . . . . . . . . . . . . . . . .    10.9       12.8
   Other expense, net. . . . . . . . . . . . . . . . . . . . . . . . . .     2.8        1.8
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41.8       40.5


Income Before Taxes on Income. . . . . . . . . . . . . . . . . . . . . .    26.9       10.4

Taxes on Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10.3        4.1

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16.6        6.3

Retained Earnings

   Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .    84.0       56.8

   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .    10.0          -

   End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 90.6     $ 63.1









See Notes to Consolidated Financial Statements.

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                     January 31   October 31   January 31
                                                        1996         1995         1995
                    ASSETS

Cash and Cash Equivalents. . . . . . . . . . . .    $    6.2     $    2.9     $    3.8

Marketable Securities. . . . . . . . . . . . . .       131.7        131.8        128.7

Finance Receivables
   Retail notes and lease financing. . . . . . .       466.1        747.2        375.1
   Wholesale notes . . . . . . . . . . . . . . .       341.6        268.2        257.3
   Accounts. . . . . . . . . . . . . . . . . . .       239.2        365.9        310.5
                                                     1,046.9      1,381.3        942.9
   Allowance for losses. . . . . . . . . . . . .        (7.9)       (10.4)        (6.5)
     Finance Receivables, Net. . . . . . . . . .     1,039.0      1,370.9        936.4

Amounts Due from Sales of Receivables. . . . . .       279.9        247.8        206.6
Equipment on Operating Leases, Net . . . . . . .        47.4         39.3         33.5
Repossessions. . . . . . . . . . . . . . . . . .         5.8          5.8          1.5
Reinsurance Receivables. . . . . . . . . . . . .        22.3         24.8         30.3
Other Assets . . . . . . . . . . . . . . . . . .        45.5         51.4         40.5
Total Assets . . . . . . . . . . . . . . . . . .    $1,577.8     $1,874.7     $1,381.3

      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings. . . . . . . . . . . . . .    $   56.5     $   50.5     $   58.9
Accounts Payable
   Affiliated companies. . . . . . . . . . . . .        14.2         89.5         85.2
   Other . . . . . . . . . . . . . . . . . . . .        54.7         49.3         48.7
      Total. . . . . . . . . . . . . . . . . . .        68.9        138.8        133.9

Dealers' Reserves. . . . . . . . . . . . . . . .        21.7         21.0         19.1
Unpaid Insurance Claims and Unearned Premiums. .       102.0        103.8        115.6
Accrued Income Taxes . . . . . . . . . . . . . .        18.8         12.0          6.0
Accrued Interest . . . . . . . . . . . . . . . .         6.0         12.1         13.7
Senior and Subordinated Debt . . . . . . . . . .     1,039.6      1,279.8        802.0

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital. . . . . . . . . . . .       171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . . . .        90.6         84.0         63.1
   Unrealized gains (losses) on
      marketable securities. . . . . . . . . . .         2.7          1.7         (2.0)
      Total. . . . . . . . . . . . . . . . . . .       264.3        256.7        232.1
Total Liabilities and Shareowner's Equity. . . .    $1,577.8     $1,874.7     $1,381.3







See Notes to Consolidated Financial Statements.

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                    (Millions of dollars)

                                                                        Three Months Ended
                                                                            January 31
                                                                         1996       1995
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  16.6    $   6.3
   Adjustments to reconcile net income to cash
      used in operations:
      Losses (gains) on sales of receivables . . . . . . . . . . . . .    (12.2)        .5
      Depreciation and amortization. . . . . . . . . . . . . . . . . .      4.1        2.5
      Provision for losses on receivables. . . . . . . . . . . . . . .      1.1         .1
      Increase (decrease) in unpaid insurance claims and
         unearned premiums, net of reinsurance receivables . . . . . .       .6       (2.7)
      Decrease in accounts payable to affiliates . . . . . . . . . . .    (75.3)     (15.1)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5.4        5.2
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (59.7)      (3.2)

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . . . . . . .    500.4      298.5
   Purchase of retail notes and lease receivables. . . . . . . . . . .   (264.5)    (215.5)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . . . . . . .     20.6       39.4
   Acquisitions under cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . . . . . . .     53.4       22.3
   Purchase of marketable securities . . . . . . . . . . . . . . . . .    (19.3)     (11.7)
   Proceeds from sales of marketable securities. . . . . . . . . . . .     21.5       13.8
   Increase in property and equipment leased to others . . . . . . . .    (10.1)      (8.4)
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    302.0      138.4

Cash Flow From Financing Activities
   Net increase in commercial paper. . . . . . . . . . . . . . . . . .      6.0       39.8
   Principal payments on short-term debt . . . . . . . . . . . . . . .        -     (400.0)
   Net increase (decrease) in bank revolving credit facility usage . .   (180.0)      17.0
   Net increase (decrease) in asset-backed commercial paper
      facility usage . . . . . . . . . . . . . . . . . . . . . . . . .    (55.0)      99.4
   Net increase in advance from Transportation . . . . . . . . . . . .        -       84.1
   Dividends paid to Transportation. . . . . . . . . . . . . . . . . .    (10.0)         -
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (239.0)    (159.7)

Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . .      3.3      (24.5)

Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . .      2.9       28.3

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . .  $   6.2    $   3.8


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  23.2    $  14.9

   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .  $   4.1    $     -



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

    The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in the Corporation's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to the Consolidated Financial Statements therein.

    In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1995 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Outstanding sold receivables balances are as follows:


                                        January 31    October 31    January 31
                                           1996          1995          1995
                                                     ($ Millions)
    Retail notes . . . . . . . . . . .   $1,513.4      $1,173.2      $1,222.2
    Wholesale notes. . . . . . . . . .      500.0         500.0         300.0
          Total. . . . . . . . . . . .   $2,013.4      $1,673.2      $1,522.2

    In November 1995, the Corporation sold $525 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a wholly-owned subsidiary of NFC, to an owner trust which, in turn, sold $507 million of notes and $18 million of certificates to investors. The proceeds of $495 million, after deducting $1 million for underwriting fees and $29 million to establish a reserve account with the trust as credit enhancement for the public sale, were used by the Corporation for general working capital purposes.

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

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                        January 31    October 31    January 31
                                            1996          1995          1995
                                                      ($ Millions)

     Cash held and invested by
        trusts. . . . . . . . . . . . .     $ 88.4       $ 66.8       $ 64.7
     Subordinated retained interests
        in wholesale receivables. . . .       86.0         86.3         46.5
     Subordinated retained interests
        in retail receivables . . . . .       12.4         12.2         13.5
     Holdback reserves. . . . . . . . .       39.5         43.7         59.8
     Excess servicing fee and other . .       66.4         48.0         32.0
     Allowance for credit losses. . . .      (12.8)        (9.2)        (9.9)
           Total. . . . . . . . . . . .     $279.9       $247.8       $206.6

     The allowance for losses on receivables is summarized as follows:

                                        January 31    October 31    January 31
                                           1996          1995          1995
                                                     ($ Millions)
    Allowance pertaining to:
       Owned notes . . . . . . . . . .     $ 7.9         $10.4         $ 6.5
       Sold notes. . . . . . . . . . .      12.8           9.2           9.9
           Total . . . . . . . . . . .     $20.7         $19.6         $16.4

3. Average short-term debt outstanding during the first quarter of fiscal 1996 and 1995, which included commercial paper and bank borrowings, was approximately $61 million and $102 million, respectively, at an average cost of 6.3% and 5.3%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 7.0% and 7.6% for the first three months of fiscal 1996 and 1995, respectively.

     Accounts payable due to affiliated companies at January 31, 1995 included an intercompany advance of $84.1 million. The advance, which was payable to Transportation, accrued interest at the Corporation's incremental short-term borrowing rate. There was no intercompany advance outstanding at January 31, 1996 or October 31, 1995.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. The Corporation has $1,200 million of contractually committed support facilities, consisting of a $900 million bank revolving credit facility and a $300 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility. Each of these facilities has a maturity date of October 31, 1998. At January 31, 1996, unused commitments under these facilities were $384 million, of which $57 million provided funding backup for the outstanding short-term debt at January 31, 1996. The remaining $327 million when combined with unrestricted cash and cash equivalents made $333 million available to fund the general business purposes of the Corporation at January 31, 1996.


5. The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain on sale of receivables.

     During the first quarter of fiscal 1996, the Corporation did not enter into any interest rate contracts, swaps or caps; and there were no derivative instruments outstanding at January 31, 1996.

     In February 1996, the Corporation entered into three short-term forward interest rate lock agreements related to the anticipated sale of retail receivables. The Corporation, in anticipation of selling receivables at some time in May or June of 1996, hedged, until May 31, 1996, a total of $200 million against a Treasury security maturing in 1998.

     The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $39 million which are included in the Corporation's marketable securities at January 31, 1996.


6. During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's intended result is constitutionally prohibited. NFC's outside counsel is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

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

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Customer demand for Class 5 through 8 trucks declined approximately 10% during the first quarter of 1996 compared with the first three months of 1995. Although the receivable portfolio quality continued to be strong, the softening in the truck industry has resulted in the inability of some customers to meet scheduled payments on a timely basis and an increase in repossession frequency as compared to the first quarter of 1995. The high liquidity in the commercial financing markets continued to give NFC's customers more financing alternatives than normal.

Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $3.2 billion at January 31, 1996 compared to $2.5 billion at January 31, 1995. During the first quarter of 1996, the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers, compared to 92% supplied during the first quarter of 1995. Acquisitions of wholesale notes increased $152 million to $795 million during the first three months of fiscal 1996 as compared to the same period a year ago. Serviced wholesale note balances were $842 million at January 31, 1996 up from $768 million and $557 million at October 31, 1995 and January 31, 1995, respectively.

Acquisitions of retail notes and leases, net of unearned finance income, remained strong during the first three months of fiscal 1996 at $265 million compared to $216 million during the first three months of fiscal 1995. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 18% during the first quarter of 1996 compared to 12% during the same period a year ago. Serviced retail notes and lease financing balances were $2.0 billion at January 31, 1996 compared with $1.9 billion at October 31, 1995 and $1.6 billion at January 31, 1995.

Owned net finance receivable balances including subordinated interests in retail and wholesale receivables, were $1.1 billion at January 31, 1996, $1.5 billion at October 31, 1995 and $1.0 billion at January 31, 1995. The decrease in owned receivable balances from year-end resulted from retail receivables sales activity as sold retail receivables balances increased to $1.5 billion at January 31, 1996 from $1.2 billion at October 31, 1995 and January 31, 1995. Sold wholesale note balances were $500 million at January 31, 1996 and October 31, 1995 and $300 million at January 31, 1995.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Operations

The components of net income for the three months ended January 31 are as follows:

                                                            1996      1995
                                                             ($ Millions)
Income before income taxes:
  Finance operations. . . . . . . . . . . . . . . . . . .  $25.0     $10.0
  Insurance operations. . . . . . . . . . . . . . . . . .    1.9       0.4
     Income before taxes. . . . . . . . . . . . . . . . .   26.9      10.4
Taxes on income . . . . . . . . . . . . . . . . . . . . .   10.3       4.1
     Net income . . . . . . . . . . . . . . . . . . . . .  $16.6     $ 6.3

In the first quarter of fiscal 1996, the Corporation's pretax income increased $16.5 million to $26.9 million compared to the same period a year ago. Pretax income from the Corporation's finance operations increased $15.0 million as the result of higher gains on sales of retail notes and higher levels of wholesale note financing. Gains on sales of retail notes receivable during the first quarter of 1996 were $12.2 million on $525 million sold compared with losses of $.5 million on $315 million of retail receivables sold in the first quarter of 1995. The higher gains on sales resulted from higher margins on retail notes due to declining market interest rates. During a declining interest rate environment, the Corporation's acquisition spreads improve as NFC's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on a market interest rate at the time of the sale which may be up to six months after the Corporation acquires the retail note. During 1995, the opposite impact was experienced by NFC as market interest rates were rising and a loss was recorded on the sale.

Servicing fee income increased $1.3 million to $5.6 million during the first quarter of 1996 compared with 1995 as a result of higher levels of sold note receivable balances which the Corporation continues to service.

The provision for losses increased $1.0 million to $1.1 million during the first quarter of 1996 compared with the same period one year ago as a result of an increase in receivables balances combined with a softening in the truck industry.


The $1.5 million increase in pretax income for Harco National Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, resulted from improved loss experience in Harco's liability insurance lines during the first quarter of 1996 compared to 1995. Also contributing to the improvement in insurance operation's pretax income was an increase in realized gains on sales of investments.

                       NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


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

Receivable sales were a significant source of funding in 1996 and 1995. During the first quarter of 1996, the Corporation sold $525 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), its wholly-owned subsidiary, to an owner trust. The owner trust, in turn, sold $507 million of notes and $18 million of certificates to investors. Net proceeds from the sale were $495 million after deducting $1 million for underwriting fees and $29 million to establish a reserve account with the trust as credit enhancement for the public sale. During the same period in 1995, the Corporation sold $315 million of retail notes receivable through NFRRC and an owner trust to public investors. Net proceeds from this sale were $295 million after the reduction of underwriting fees and credit enhancement. The net proceeds from the sales were used by the Corporation for general working capital purposes. On November 14, 1995, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2.0 billion of asset-backed securities. At January 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.9 billion.

At January 31, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $384 million, of which $57 million provided funding backup for the outstanding short-term debt at January 31, 1996. The remaining $327 million when combined with unrestricted cash and cash equivalents made $333 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes $500 million of revolving wholesale note sales trusts providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trusts are composed of three $100 million pools of notes maturing serially from 1997 to 1999 and a $200 million pool maturing in 2004.

The Corporation paid dividends of $10.0 million to Transportation during the first quarter of 1996. There were no dividends paid to Transportation during the first three months of 1995. The Corporation's debt to equity ratio was 4.1:1 at January 31, 1996, 5.2:1 at October 31, 1995 and 3.7:1 at
January 31, 1995.

                       NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Liquidity and Funds Management (continued)

The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement and ABCP program, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See Note 5 to the Consolidated Financial Statements for a discussion of derivatives.

Business Outlook

The year-over-year truck demand levels are forecast to soften during fiscal 1996 and correspondingly NFC's wholesale and retail financing activity is anticipated to be lower in 1996. The decline in the truck industry may impact the financial strength of dealers and customers and NFC's ability to maintain the current level of portfolio quality.

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1996 and beyond.

                          PART II - OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended
January 31, 1996.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Navistar Financial Corporation
                                                          (Registrant)






Date  March 12, 1996                        /s/P. E. Cochran
                                               P. E. Cochran
                                               Vice President and Controller