Form 10-Q
period 1996-04-30
NAVISTAR FINANCIAL CORP
filed 1996-06-07
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

                          FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1996
                              OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1996, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


                             INDEX

                                                                     Page

PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements:
   Statement of Consolidated Income and Retained Earnings --
     Three Months and Six Months Ended April 30, 1996 and 1995        2

   Statement of Consolidated Financial Condition --
     April 30, 1996; October 31, 1995; and April 30, 1995             3

   Statement of Consolidated Cash Flow --
     Six Months Ended April 30, 1996 and 1995                         4

   Notes to Consolidated Financial Statements                         5

 Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                       9


PART II.   OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                          14

Signature                                                            14

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                           (Millions of dollars)

                                                   Three Months Ended      Six Months Ended
                                                        April 30               April 30
                                                    1996        1995        1996       1995
Revenue
  Retail notes and lease financing . . . . . . .  $ 20.9       $ 17.6      $ 48.1     $ 32.5
   Wholesale notes . . . . . . . . . . . . . . .    15.3         14.0        31.4       25.2
   Accounts  . . . . . . . . . . . . . . . . . .     6.0          7.2        12.8       14.2
   Servicing fee income  . . . . . . . . . . . .     5.0          4.2        10.6        8.5
   Insurance premiums earned . . . . . . . . . .    10.7         11.3        21.1       22.6
   Marketable securities . . . . . . . . . . . .     2.8          2.2         5.4        4.4
        Total  . . . . . . . . . . . . . . . . .    60.7         56.5       129.4      107.4


Expense
  Cost of borrowing
       Interest  . . . . . . . . . . . . . . . .    19.7         20.4        36.8       37.5
       Other.  . . . . . . . . . . . . . . . . .     2.2          2.0         5.3        4.1
         Total   . . . . . . . . . . . . . . . .    21.9         22.4        42.1       41.6

   Credit, collection and administrative . . . .     7.0          6.6        13.8       13.2
   Provision for losses on receivables . . . . .     1.6           .5         2.7         .6
   Insurance claims and underwriting . . . . . .    13.6         13.2        24.5       26.0
   Other  expense, net . . . . . . . . . . . . .     2.1          1.6         4.9        3.4
          Total  . . . . . . . . . . . . . . . .    46.2         44.3        88.0       84.8


Income  Before Taxes on Income . . . . . . . . .    14.5         12.2        41.4       22.6

Taxes  on Income . . . . . . . . . . . . . . . .     5.8          4.7        16.1        8.8

Net  Income  . . . . . . . . . . . . . . . . . .     8.7          7.5        25.3       13.8

Retained Earnings
   Beginning of period . . . . . . . . . . . . .    90.6         63.1        84.0       56.8

   Dividends paid. . . . . . . . . . . . . . . .       -          3.0        10.0        3.0

   End of period . . . . . . . . . . . . . . . .  $ 99.3       $ 67.6      $ 99.3     $ 67.6


See Notes to Consolidated Financial Statements.

                       NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                                    (Millions of dollars)

                                                     April 30    October 31   April 30
                                                       1996         1995        1995
                     ASSETS

Cash and Cash Equivalents . . . . . . . . . . . .   $    6.7     $    2.9    $   47.8
Marketable Securities . . . . . . . . . . . . . .      125.0        131.8       130.1
Finance Receivables
   Retail notes and lease financing . . . . . . .      746.4        747.2       592.5
   Wholesale notes  . . . . . . . . . . . . . . .      323.9        268.2       419.5
   Accounts . . . . . . . . . . . . . . . . . . .      298.6        365.9       306.8
                                                     1,368.9      1,381.3     1,318.8
   Allowance for losses . . . . . . . . . . . . .      (10.4)       (10.4)       (8.6)
      Finance Receivables, Net  . . . . . . . . .    1,358.5      1,370.9     1,310.2

Amounts Due from Sales of Receivables . . . . . .      267.3        247.8       194.4
Equipment on Operating Leases, Net  . . . . . . .       54.0         39.3        30.5
Repossessions . . . . . . . . . . . . . . . . . .        9.8          5.8         2.6
Reinsurance Receivables . . . . . . . . . . . . .       22.8         24.8        27.3
Other Assets  . . . . . . . . . . . . . . . . . .       58.6         51.4        59.3
Total Assets  . . . . . . . . . . . . . . . . . .   $1,902.7     $1,874.7    $1,802.2

      LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings . . . . . . . . . . . . . .   $   49.3     $   50.5    $   81.1
Accounts Payable
  Affiliated companies  . . . . . . . . . . . . .       49.0         89.5        98.6
  Other . . . . . . . . . . . . . . . . . . . . .       56.7         49.3        48.9
      Total . . . . . . . . . . . . . . . . . . .      105.7        138.8       147.5

Dealers' Reserves . . . . . . . . . . . . . . . .       22.5         21.0        19.8
Unpaid Insurance Claims and Unearned Premiums . .      103.8        103.8       112.0
Accrued Income Taxes  . . . . . . . . . . . . . .       10.9         12.0         3.8
Accrued Interest  . . . . . . . . . . . . . . . .       11.0         12.1        13.2
Senior and Subordinated Debt  . . . . . . . . . .    1,328.8      1,279.8     1,186.6

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital . . . . . . . . . . . .      171.0        171.0       171.0
  Retained earnings . . . . . . . . . . . . . . .       99.3         84.0        67.6
  Unrealized gains (losses) on marketable
    securities  . . . . . . . . . . . . . . . . .         .4          1.7         (.4)
      Total . . . . . . . . . . . . . . . . . . .      270.7        256.7       238.2
Total Liabilities and Shareowner's Equity . . . .   $1,902.7     $1,874.7    $1,802.2


See Notes to Consolidated Financial Statements.

                        NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                                     (Millions of dollars)

                                                                        Six Months Ended
                                                                            April 30
                                                                        1996       1995

Cash Flow From Operations
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  25.3    $  13.8
   Adjustments to reconcile net income to cash
      provided from operations:
       Losses (gains) on sales of receivables . . . . . . . . . . . .    (12.2)        .5
       Depreciation and amortization  . . . . . . . . . . . . . . . .      7.8        4.9
       Provision for losses on receivables  . . . . . . . . . . . . .      2.7         .6
       Decrease in accounts payable to affiliates . . . . . . . . . .    (69.4)     (16.6)
      Increase (decrease) in unpaid insurance claims
         and unearned premiums, net of reinsurance receivables  . . .      2.0       (3.3)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.7       (5.5)
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (42.1)      (5.6)

Cash Flow From Investing Activities
    Proceeds from sold retail notes . . . . . . . . . . . . . . . . .    514.2      312.2
    Purchase of retail notes and lease receivables  . . . . . . . . .   (575.6)    (457.4)
   Principal collections on retail notes and
      lease receivables . . . . . . . . . . . . . . . . . . . . . . .     47.1       62.8
   Acquisitions under (over) cash collections of
       wholesale notes and accounts receivable . . . .  . . . . . . .     12.1     (128.6)
    Purchase of marketable securities . . . . . . . . . . . . . . . .    (36.1)     (20.0)
    Proceeds from sales and maturities of marketable securities . . .     42.4       23.4
    Increase in property and equipment leased to others . . . . . . .    (19.2)      (6.7)
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15.1)    (214.3)

Cash Flow From Financing Activities
    Net increase (decrease) in commercial paper . . . . . . . . . . .     (1.2)      61.9
    Principal payments on short-term debt . . . . . . . . . . . . . .        -     (400.0)
    Net increase (decrease) in bank revolving credit facility usage .    (50.0)     205.0
   Net increase in asset-backed commercial paper
       facility usage . . . . . . . . . . . . . . . . . . . . . . . .     93.3      276.6
    Net increase in advance from Transportation . . . . . . . . . . .     28.9       98.9
    Dividends paid to Transportation  . . . . . . . . . . . . . . . .    (10.0)      (3.0)
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     61.0      239.4

Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . .      3.8       19.5
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . .      2.9       28.3
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . .  $   6.7    $  47.8

Supplemental disclosure of cash flow information
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  37.9    $  35.6
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . .  $  16.5    $   7.7


See Notes to Consolidated Financial Statements.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1. The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). Navistar International Trans-portation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of NFC.

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


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                       April 30      October 31     April 30
                                         1996           1995          1995
                                                    ($ Millions)

    Retail notes . . . . . . . . . .   $1,325.4       $1,173.2      $1,085.8
    Wholesale notes  . . . . . . . .      500.0          500.0         300.0
          Total  . . . . . . . . . .   $1,825.4       $1,673.2      $1,385.8

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

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


    The  following is a summary of amounts included in "Amounts
    Due from Sales of Receivables":

                                          April 30     October 31     April 30
                                            1996          1995          1995
                                                      ($ Millions)

    Cash held and invested by
       trusts  . . . . . . . . . . . . .   $ 80.3        $ 66.8        $ 59.1
    Subordinated retained interests
       in wholesale receivables  . . . .     85.8          86.3          46.5
    Subordinated retained interests
       in retail receivables . . . . . .     12.4          12.2          13.9
    Holdback reserves  . . . . . . . . .     37.4          43.7          55.4
    Excess servicing fee and other . . .     62.7          48.0          27.9
    Allowance for credit losses  . . . .    (11.3)         (9.2)         (8.4)
           Total . . . . . . . . . . . .   $267.3        $247.8        $194.4

    The allowance for losses on receivables is summarized as follows:

                                          April 30      October 31    April 30
                                            1996           1995         1995
                                                        ($ Millions)
    Allowance pertaining to:
        Owned receivables . . . . . . .     $10.4         $10.4         $ 8.6
        Sold notes  . . . . . . . . . .      11.3           9.2           8.4
           Total  . . . . . . . . . . .     $21.7         $19.6         $17.0

3.  Average short-term debt outstanding during the first  six months of fiscal 1996 and 1995, which included commercial paper and bank borrowings, was approximately $56 million and $74 million, at an average cost of 6.1% and 5.9%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 6.6% and 7.5% for the first six months of fiscal 1996 and 1995, respectively.

    Accounts payable due to affiliated companies at April 30, 1996 and 1995 include an intercompany advance of $28.9 million and $98.9 million, respectively. The advance, which is payable to Transportation, accrues interest at the Corporation's incremental short-term borrowing rate. There was no intercompany advance outstanding at October 31, 1995.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



4. Effective March 29, 1996, the Corporation amended and restated its $900 million bank revolving credit facility, extending the maturity date to March 29, 2001 and expanding the commitment to $925 million. In addition, the asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility was also amended and restated, extending the maturity date to March 2001 and increasing the facility from $300 million to $400 million.

    Available funding under the amended and restated credit facility and the ABCP program was $227 million, of which $49 million provided funding backup for the outstanding short-term debt at April 30, 1996. The remaining $178 million when combined with unrestricted cash and cash equivalents made $185 million available to fund the general business purposes of the Corporation at April 30, 1996.


5. The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes.
    Gains or losses incurred with the closing of these agreements are included as a component of the gain on sale of receivables.

    In February 1996, the Corporation entered into $200 million of short-term forward interest rate lock agreements on a U.S. Treasury security maturing in 1998 related to the May 1996 sale of retail receivables. At April 30, 1996, the deferred unrealized gain from hedging the anticipated, but not yet committed, sales transaction was $3.9 million.

    In May 1996, the Corporation entered into forward interest rate lock agreements with a total notional amount of $250 million on U.S. Treasury securities maturing in 1998 related to the May 1996 sale of retail receivables. The hedge agreements totaling $450 million were closed on May 22, 1996, in conjunction with the pricing of the May sale. See also
    Note 7.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


6. During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the
    fiscal  years  ended  October 31, 1989,  1990  and  1991.   On
    February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's
    intended  result  is  constitutionally prohibited.   Based  on
    discussions with outside counsel, NFC's management is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

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


7. On May 30, 1996, the Corporation sold $460 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary of NFC, to an owner trust. The owner trust, in
    turn,   sold  $439  million  of  notes  and  $21  million   of
    certificates to investors.  The proceeds of $459 million,  net
    of   $1  million  of  underwriting  fees,  were  used  by  the
    Corporation for general working capital purposes and to establish $23 million in cash reserves with the trust as credit enhancement for the public sale. A gain of $8.0 million was recognized on the sale of retail receivables and was recorded in May 1996.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS  OF
            OPERATIONS AND FINANCIAL CONDITION


Customer demand for Class 5 through 8 trucks declined approxi-mately 11% during the second quarter of 1996 and 20% during the first six months of 1996 compared to the same periods in 1995.
The softening in the trucking industry has resulted in an increase in delinquencies, repossessions and credit losses as compared
to  1995.   Nonetheless, the high liquidity in the commercial
financing markets that has existed over the last several years continued to give NFC's customers an abundance of financing alternatives.

Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $3.3 billion at April 30, 1996 compared to $3.2 billion at October 31, 1995 and $2.8 billion at April 30, 1995. During the first six months of 1996, the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers, compared to 93% supplied during the first six months of 1995. Acquisitions of wholesale notes increased $74 million to $1,491 million during the first six months of fiscal 1996 as compared to the same period a year ago. Serviced wholesale note balances were $910 million at April 30, 1996, up from $854 million and $766 million at October 31, 1995 and April 30, 1995, respectively.

Acquisitions of retail notes and leases, net of unearned finance income, remained strong during the first half of fiscal 1996 at $576 million compared to $457 million during the first half of fiscal 1995. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 18% during the first six months of 1996 compared to 13% during the same period a year ago. Serviced retail notes and lease financing balances were $2.1 billion at April 30, 1996 compared with $1.9 billion at October 31, 1995 and $1.7 billion at April 30, 1995.

Owned net finance receivable balances including subordinated interests in retail and wholesale receivables, were $1.5 billion at April 30, 1996 and October 31, 1995 and $1.4 billion at April 30, 1995. Sold retail receivables balances increased to $1.3 billion at April 30, 1996 from $1.2 billion at October 31, 1995 and $1.1 billion at April 30, 1995. Sold wholesale note balances were $500 million at April 30, 1996 and October 31, 1995 and $300 million at April 30, 1995.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS  OF
            OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                               Three Months       Six Months
                                              Ended April 30    Ended April 30
                                              1996      1995     1996     1995
Income before income taxes:
  Finance operations. . . . . . . . . . . .  $14.7     $12.1    $39.7    $22.1
  Insurance operations. . . . . . . . . . .    (.2)       .1      1.7       .5
     Income before taxes. . . . . . . . . .   14.5      12.2     41.4     22.6
Taxes on income . . . . . . . . . . . . . .    5.8       4.7     16.1      8.8
     Net income . . . . . . . . . . . . . .  $ 8.7     $ 7.5    $25.3    $13.8

In the second quarter of fiscal 1996, the Corporation's pretax income increased $2 million to $14 million compared to the second quarter of fiscal 1995 as the result of increased revenues from higher retail and wholesale note balances.

Pretax income from finance operations during the first six months of 1996 increased $18 million to $40 million compared to 1995 primarily as a result of higher gains on sales of retail notes and higher levels of wholesale note financing. Gains on sales of retail notes receivable during the first six months of 1996 were $12.2 million on $525 million sold in November 1995 compared with losses of $.5 million on $315 million of retail receivables sold in November 1994. The higher gains on sales resulted from higher margins on retail notes due to declining market interest rates prior to the date of sale. During a
declining   interest   rate   environment,   the   Corporation's
acquisition spreads improve as NFC's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on a market interest rate at the time of the sale which may be up to six months after the Corporation acquires the retail note. During 1995, the opposite impact was experienced by NFC as market interest rates were rising and a loss was recorded on the sale.

In spite of higher debt balances to support increased finance receivables, interest expense decreased $.7 million during the second quarter and first six months of 1996 as compared to 1995 as the result of lower market interest rates combined with a change in the mix of outstanding debt balances.

                       NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS  OF
            OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)


The provision for losses increased $1.1 million to $1.6 million during the second quarter of 1996 and $2.1 million to $2.7 million during the first six months of 1996 as compared to the same periods one year ago. The higher provision in 1996 is a result of an increase in receivables balances combined with higher repossession frequency and losses as compared to the prior year.

Pretax income for Harco National Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, increased $1.2 million during the first six months of 1996 as compared to the first half of 1995 as the result of higher realized gains on sales of investments and improved experience in liability lines, partially offset by adverse experience in physical damage lines.


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

Receivable sales were a significant source of funding in 1996 and 1995. During the first six months of 1996, the Corporation sold $525 million of retail notes, net of unearned finance income,
through   Navistar  Financial  Retail  Receivables   Corporation
("NFRRC"), its wholly-owned subsidiary, to an owner trust.   The
owner trust, in turn, sold $507 million of notes and $18 million of certificates to investors. Net proceeds from the sale were $495 million after deducting $1 million for underwriting fees and $29 million to establish a reserve account with the trust as
credit   enhancement   for the  public  sale.  During  the  same
period  in  1995,  the Corporation sold $315 million  of  retail notes receivable through NFRRC and an owner trust to public investors. Net proceeds from this sale were $295 million after the reduction of underwriting fees and credit enhancement. The net proceeds from the sales were used by the Corporation for general working capital purposes. On November 14, 1995, NFRRC
filed  an  additional  registration  with  the  Securities   and
Exchange Commission providing for the issuance from time to time
of  an  additional $2.0 billion of asset-backed securities.   At
April 30, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.9 billion.

                NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS  OF
            OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Effective March 29, 1996, the Corporation amended and restated its $900 million bank revolving credit facility and its $300 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility, extending the maturity date of each facility to March 2001. In addition, the commitment of the bank revolving credit facility was expanded to $925 million, the ABCP facility was increased to $400 million and a new pricing and fee schedule was established.

At April 30, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $227 million, of which $49 million provided funding backup for the outstanding short-term debt at April 30, 1996. The remaining $178 million when combined with unrestricted cash and cash equivalents made $185 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes $500 million of revolving wholesale note sales trusts providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trusts are composed of three $100 million pools of notes maturing serially from 1997 to 1999 and a $200 million pool maturing in 2004.

The Corporation paid dividends of $10.0 million to Transportation during the first six months of 1996 compared with $3.0 million
of   dividends  paid  during  the  first  half  of  1995.    The
Corporation's debt to equity ratio was 5.1:1 at April 30, 1996, 5.2:1 at October 31, 1995 and 5.3:1 at April 30, 1995.

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

                NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS  OF
            OPERATIONS AND FINANCIAL CONDITION (continued)


Business Outlook

The year-over-year truck demand levels are forecast to soften during fiscal 1996 and correspondingly NFC's wholesale and retail financing activity is anticipated to be lower in the last half of fiscal 1996. The decline in the truck industry may impact the financial strength of dealers and customers and NFC's ability to maintain the current level of portfolio quality.

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

        No reports on Form 8-K were filed during the six months ended April 30, 1996.




                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Navistar Financial Corporation
                                            (Registrant)






Date June 7, 1996                     /s/ P. E. Cochran
                                          P. E. Cochran
                                          Vice President and Controller