Form 10-Q
period 1996-07-31
NAVISTAR FINANCIAL CORP
filed 1996-09-11
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1996
                               OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of August 31, 1996, the number of shares outstanding of the registrant's common stock was 1,600,000.

 THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


                              INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Statement of Consolidated Income and Retained Earnings --
          Three Months and Nine Months Ended July 31, 1996 and 1995        2

          Statement of Consolidated Financial Condition --
          July 31, 1996; October 31, 1995; and July 31, 1995               3

          Statement of Consolidated Cash Flow --
          Nine Months Ended July 31, 1996 and 1995                         4

          Notes to Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signature                                                                 14


                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                           (Millions of dollars)

                                              Three Months Ended    Nine Months Ended
                                                    July 31               July 31
                                                1996      1995       1996      1995
Revenue
 Retail notes and lease financing  . . . . .  $ 27.8    $ 22.0     $ 75.9    $ 54.5
 Wholesale notes . . . . . . . . . . . . . .    14.6      16.4       46.0      41.6
 Accounts  . . . . . . . . . . . . . . . . .     7.1       7.7       19.9      21.9
 Servicing fee income  . . . . . . . . . . .     5.1       5.0       15.7      13.5
 Insurance premiums earned . . . . . . . . .    10.5      11.1       31.6      33.7
 Marketable securities . . . . . . . . . . .     1.9       1.9        7.3       6.3
       Total . . . . . . . . . . . . . . . .    67.0      64.1      196.4     171.5


Expense
 Cost of borrowing
     Interest  . . . . . . . . . . . . . . .    18.8      19.1      55.6       56.6
     Other . . . . . . . . . . . . . . . . .     1.6       2.4       6.9        6.5
       Total . . . . . . . . . . . . . . . .    20.4      21.5      62.5       63.1

 Credit, collection and administrative . . .     7.3       7.2      21.1       20.4
 Provision for losses on receivables . . . .     1.7        .4       4.4        1.0
 Insurance claims and underwriting . . . . .    11.1      11.2      35.6       37.2
 Other expense, net  . . . . . . . . . . . .     0.8       2.0       5.7        5.4
       Total . . . . . . . . . . . . . . . .    41.3      42.3     129.3      127.1


Income Before Taxes on Income  . . . . . . .    25.7      21.8      67.1       44.4

Taxes on Income  . . . . . . . . . . . . . .    10.1       8.5      26.2       17.3

Net Income . . . . . . . . . . . . . . . . .    15.6      13.3      40.9       27.1

Retained Earnings

 Beginning of period . . . . . . . . . . . .    99.3      67.6      84.0       56.8

 Dividends paid  . . . . . . . . . . . . . .    10.0       3.0      20.0        6.0

 End of period . . . . . . . . . . . . . . .  $104.9    $ 77.9    $104.9     $ 77.9


See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
         STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                           (Millions of dollars)

                                                   July 31    October 31    July 31
                                                     1996        1995        1995
                ASSETS

Cash and Cash Equivalents . . . . . . . . . . .   $   19.5    $    2.9   $   43.4
Marketable  Securities  . . . . . . . . . . . .      123.1       131.8      130.1

Finance Receivables
   Retail notes and lease financing . . . . . .      535.6       747.2      430.8
   Wholesale notes  . . . . . . . . . . . . . .      217.6       268.2      136.7
   Accounts . . . . . . . . . . . . . . . . . .      261.3       365.9      282.0
                                                   1,014.5     1,381.3      849.5

   Allowance  for losses  . . . . . . . . . . .       (8.5)      (10.4)      (6.3)
     Finance  Receivables, Net  . . . . . . . .    1,006.0     1,370.9      843.2

Amounts Due from Sales of Receivables . . . . .      295.0       247.8      259.0
Equipment on Operating Leases, Net  . . . . . .       57.1        39.3       32.7
Repossessions . . . . . . . . . . . . . . . . .        9.3         5.8        2.1
Reinsurance Receivables . . . . . . . . . . . .       22.5        24.8       27.4
Other Assets  . . . . . . . . . . . . . . . . .       52.0        51.4       47.0
Total Assets  . . . . . . . . . . . . . . . . .   $1,584.5    $1,874.7   $1,384.9

     LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings . . . . . . . . . . . . .   $  117.8    $   50.5   $   43.3
Accounts Payable
   Affiliated companies . . . . . . . . . . . .      110.4        89.5      116.4
   Other  . . . . . . . . . . . . . . . . . . .       58.5        49.3       50.7
      Total . . . . . . . . . . . . . . . . . .      168.9       138.8      167.1

Dealers' Reserves . . . . . . . . . . . . . . .       22.9        21.0       20.8
Unpaid Insurance Claims and Unearned Premiums .      102.1       103.8      109.3
Accrued Income Taxes  . . . . . . . . . . . . .       13.5        12.0       11.4
Accrued Interest  . . . . . . . . . . . . . . .        5.6        12.1        9.9
Senior and Subordinated Debt  . . . . . . . . .      878.1     1,279.8      773.2

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital  . . . . . . . . . .       171.0       171.0      171.0
   Retained earnings . . . . . . . . . . . . .       104.9        84.0       77.9
  Unrealized gains (losses) on marketable
      securities . . . . . . . . . . . . . . .        (0.3)        1.7        1.0
      Total  . . . . . . . . . . . . . . . . .       275.6       256.7      249.9
Total Liabilities and Shareowner's Equity  . .    $1,584.5    $1,874.7   $1,384.9


See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                           (Millions of dollars)

                                                                  Nine Months Ended
                                                                        July 31
                                                                    1996      1995
Cash Flow From Operations
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . $  40.9    $  27.1
  Adjustments to reconcile net income to cash
     provided from operations:
     Gains on sales of receivables  . . . . . . . . . . . . . . .   (20.2)      (5.2)
     Depreciation and amortization  . . . . . . . . . . . . . . .    10.8        7.8
     Provision for losses on receivables  . . . . . . . . . . . .     4.4        1.0
     Increase (decrease) in accounts payable to affiliates  . . .   (61.2)       1.4
     Increase (decrease) in unpaid insurance claims and unearned
       premiums, net of reinsurance receivables . . . . . . . . .      .6       (6.1)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2.9)       2.2
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .   (27.6)      28.2

Cash Flow From Investing Activities
   Proceeds from sold retail notes  . . . . . . . . . . . . . . .   950.0      714.2
  Purchase of retail notes and lease receivables  . . . . . . . .  (843.6)    (747.5)
  Principal collections on retail notes and
    lease receivables . . . . . . . . . . . . . . . . . . . . . .    66.2       90.7
  Acquisitions under (over) cash collections of wholesale
     notes and accounts receivable  . . . . . . . . . . . . . . .   158.2      137.9
  Purchase of marketable securities . . . . . . . . . . . . . . .   (47.4)     (45.4)
  Proceeds from sales and maturities of marketable securities . .    54.5       51.1
  Increase in property and equipment leased to others . . . . . .   (24.8)     (10.4)
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .   313.1      190.6

Cash Flow From Financing Activities
  Net increase (decrease) in short-term borrowings  . . . . . . .    67.3     (375.9)
  Net decrease in bank revolving credit facility usage  . . . . .  (250.0)    (102.0)
  Net increase (decrease) in asset-backed commercial paper
     facility usage . . . . . . . . . . . . . . . . . . . . . . .   (30.8)     181.5
  Principal payments on long-term debt  . . . . . . . . . . . . .  (117.5)         -
  Net increase in advance from Transportation . . . . . . . . . .    82.1       98.7
  Dividends paid to Transportation  . . . . . . . . . . . . . . .   (20.0)      (6.0)
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .  (268.9)    (203.7)

Increase in Cash and Cash Equivalents . . . . . . . . . . . . . .    16.6       15.1

Cash and Cash Equivalents at Beginning of Period  . . . . . . . .     2.9       28.3

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . $  19.5    $  43.4

Supplemental disclosure of cash flow information

  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . $  62.1    $  57.9

  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . $  23.7    $   9.4

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


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances are as follows:

                                         July 31      October 31     July 31
                                          1996           1995         1995
                                                     ($ Millions)

    Retail notes . . . . . . . . . .    $1,566.7       $1,173.2      $1,336.6
    Wholesale notes  . . . . . . . .       500.0          500.0         500.0
          Total  . . . . . . . . . .    $2,066.7       $1,673.2      $1,836.6

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

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


    The  following is a summary of amounts included in  "Amounts
    Due from Sales of Receivables":

                                            July 31    October 31    July 31
                                             1996         1995        1995
                                                      ($ Millions)

    Cash held and invested by
       trusts  . . . . . . . . . . . .      $ 95.6       $ 66.8       $ 73.9
    Subordinated retained interests
       in wholesale receivables  . . .        85.6         86.3         86.5
    Subordinated retained interests
       in retail receivables . . . . .        12.5         12.2         12.4
    Holdback reserves  . . . . . . . .        36.2         43.7         49.6
    Excess servicing fee and other . .        79.3         48.0         47.8
    Allowance for credit losses  . . .       (14.2)        (9.2)       (11.2)
           Total . . . . . . . . . . .      $295.0       $247.8       $259.0

    The allowance for losses on receivables is summarized as follows:

                                            July 31     October 31    July 31
                                             1996          1995        1995
                                                       ($ Millions)
   Allowance pertaining to:
       Owned receivables . . . . . .         $ 8.5        $10.4        $ 6.3
       Sold notes  . . . . . . . . .          14.2          9.2         11.2
          Total  . . . . . . . . . .         $22.7        $19.6        $17.5

On May 30, 1996, the Corporation sold $460 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary of NFC, to an owner trust. The owner trust, in turn, sold $439 million of notes and $21 million of certificates to investors. The proceeds of $459 million, net of $1 million of underwriting fees, were used by the Corporation for general working capital purposes and to establish $23 million in cash reserves with the trust as credit enhancement for the public sale. A gain of $8.0 million was recognized on the sale of retail receivables and was recorded in retail note and lease financing revenue in the Statement of Consolidated Income and Retained Earnings.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



3.  Average short-term debt outstanding during the first nine months of fiscal 1996 and 1995, which included commercial paper and bank borrowings, was approximately $64 million and $60 million, at an average cost of 6.0% and 5.7%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 6.5% and 7.4% for the first nine months of fiscal 1996 and 1995, respectively.

    Accounts payable due to affiliated companies at  July  31,
    1996 and 1995 include an intercompany advance of $82.1 million and $98.7 million, respectively. The advance, which is payable
    to  Transportation,  accrues interest at  the   Corporation's
    incremental   short-term   borrowing   rate.  There  was   no
    intercompany advance outstanding at October 31, 1995.


4.  The  Corporation  enters  into  forward  interest   rate
    contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on the sale of receivables.

    In February and May 1996, the Corporation entered into forward interest rate lock agreements with a total notional amount of $450 million on U.S. Treasury securities maturing in 1998 related to the May 1996 sale of retail receivables. These forward interest rate lock agreements were closed in May 1996 in conjunction with the sale of $460 million of retail notes receivable. (See Note 2.)

    In August and September 1996, the Corporation entered into forward interest rate lock agreements related to the anticipated sale of retail receivables. The Corporation, in anticipation of selling receivables at some time in November 1996, hedged, a total of $300 million against a U.S. Treasury security maturing in 1998.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



5. During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the
    fiscal  years  ended  October 31, 1989,  1990  and  1991.   On
    February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $11.9 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. NFC maintains that the Department's interpretation and application of the law is incorrect and improper, and that the Department's
    intended  result  is  constitutionally prohibited.   Based  on
    discussions with outside counsel, NFC's management is of the opinion that it is more likely than not that NFC's position will prevail such that the Department's action will not have a material impact on NFC's earnings and financial position.

    In May 1993, a jury issued a verdict in favor of Vernon Klein
    Truck   &   Equipment,  Inc.  ("Klein  Truck")   and   against
    Transportation and the Corporation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and, in November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case has been pending. On June 10, 1996, the Oklahoma Supreme Court dismissed its review of the Court of Appeals decision and left standing the Court of Appeals decision reversing the jury verdict.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Customer demand for Class 5 through 8 trucks declined approximately 8% during the third quarter of 1996 and 10% during the first nine months of 1996 compared to the same periods in 1995. The softening in the trucking industry has resulted in an increase in delinquencies, repossessions and credit losses as compared to 1995. In addition, the high liquidity in the commercial financing markets that has existed over the last several years continues to give NFC's customers an abundance of financing alternatives.


Financial Condition

The Corporation's serviced receivables portfolio, which includes sold receivables, totaled $3.2 billion at July 31, 1996 and October 31, 1995 and $2.8 billion at July 31, 1995. During the first nine months of 1996, the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers, compared to 93% supplied during the first nine months of 1995. Acquisitions of wholesale notes decreased $11 million to $2,088 million during the first nine months of fiscal 1996 as compared to the same period a year ago. Serviced wholesale note balances were $803 million at July 31, 1996, compared with $854 million and $723 million at October 31, 1995 and July 31, 1995, respectively.

Acquisitions of retail notes and leases, net of unearned finance income, remained strong during the first nine months of fiscal 1996 at $844 million compared to $748 million during the first nine months of fiscal 1995. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 17% during the first nine months of 1996 compared to 13% during the same period a year ago. Serviced retail notes and lease financing balances were $2.1 billion at July 31, 1996, up from $1.9 billion at October 31, 1995 and $1.8 billion at July 31, 1995.

Owned net finance receivable balances including subordinated interests in retail and wholesale receivables, were $1.1 billion at July 31, 1996, $1.5 billion at October 31, 1995 and $1.0 billion at July 31, 1995. Sold retail receivables balances increased to $1.6 billion at July 31, 1996 from $1.2 billion at October 31, 1995 and $1.3 billion at July 31, 1995; and sold wholesale note balances were $500 million at each of the aforementioned periods.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

                                              Three Months       Nine Months
                                             Ended July 31      Ended July 31
                                             1996     1995      1996     1995
Income before income taxes:
  Finance operations. . . . . . . . . . .   $24.7    $20.3     $64.4    $42.4
  Insurance operations. . . . . . . . . .     1.0      1.5       2.7      2.0
     Income before taxes. . . . . . . . .    25.7     21.8      67.1     44.4
Taxes on income . . . . . . . . . . . . .    10.1      8.5      26.2     17.3
     Net income . . . . . . . . . . . . .   $15.6    $13.3     $40.9    $27.1

In the third quarter of fiscal 1996, the Corporation's pretax income increased $4 million to $26 million compared to the third quarter of fiscal 1995 as the result of increased gains on the sales of retail receivables and higher retail note balances.

Pretax income from finance operations during the first nine months of 1996 increased $22 million to $64 million compared to 1995 primarily as a result of higher gains on sales of retail notes and higher levels of wholesale note financing. Gains on sales of retail notes receivable during the first nine months of 1996 were $20.2 million on $985 million sold compared with $5.2 million of gains recognized on $740 million of retail receivables sold in 1995. The higher gains on sales resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads improve as NFC's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on a market interest rate at the time of the sale which may be up to six months after the Corporation acquires the retail note. During 1995, the opposite impact was experienced by NFC on the sale in November 1994 as market interest rates were rising and a loss was recorded on that sale.

In spite of higher debt balances to support increased finance receivables, interest expense decreased $.3 million during the third quarter and $1.0 million during the first nine months of 1996 as compared to 1995 as the result of lower market interest rates combined with a change in the mix of outstanding debt balances.

                       NAVISTAR FINANCIAL CORPORATION
                             AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

The provision for losses increased $1.3 million to $1.7 million during the third quarter of 1996 and $3.4 million to $4.4 million during the first nine months of 1996 as compared to the same periods one year ago. The higher provision in 1996 is a result of an increase in receivables balances combined with higher repossession frequency and losses as compared to the prior year.

Pretax income for Harco National Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, increased $.7 million during the first nine months of 1996 as compared to the first nine months of 1995 as the result of higher realized gains on sales of investments and improved experience in liability lines.


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

Receivable sales were a significant source of funding in 1996 and
1995.   During  the first nine months of 1996,  the  Corporation
sold  $985  million  of retail notes, net  of  unearned  finance
income,    through   Navistar   Financial   Retail   Receivables
Corporation ("NFRRC"), its wholly-owned subsidiary, to two owner
trusts.   The owner trusts, in turn, sold $946 million of  notes
and $39 million of certificates to investors. Net proceeds from the sales were $935 million after deducting $2 million for underwriting fees and $48 million to establish reserve accounts with the trusts as credit enhancement for the public sales. During the same period in 1995, the Corporation sold $740 million of retail notes receivable through NFRRC and owner trusts to public investors. Net proceeds from these sales were $693 million after the reduction of underwriting fees and credit enhancement. The net proceeds from the sales were used by the Corporation for general working capital purposes. At July 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.4 billion.

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

At July 31, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $551 million, of which $118 million provided funding backup for the outstanding short-term debt. The remaining $433 million when combined with unrestricted cash and cash equivalents made $453 million available to fund the general business purposes of the Corporation. In addition to the committed credit facilities, the Corporation also utilizes $500 million of revolving wholesale note sales trusts providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trusts are composed of three $100 million pools of notes maturing serially from 1997 to 1999 and a $200 million pool maturing in 2004.

The Corporation paid dividends of $20.0 million to Transportation during the first nine months of 1996 compared with $6.0 million
of  dividends  paid during the first nine months of  1995.   The
Corporation's debt to equity ratio was 3.6:1 at July 31, 1996, 5.2:1 at October 31, 1995 and 3.3:1 at July 31, 1995.

The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement and ABCP program, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See Note 4 to the Consolidated Financial Statements for further discussion of derivatives.

                NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Business Outlook

The 10% decline in customer demand for Class 5 through  8
trucks during the first three quarters of fiscal 1996 is anticipated to continue in the fourth quarter and NFC's wholesale and retail financing activity is forecast to be lower in the fourth quarter of fiscal 1996. The lower truck industry may impact the financial strength of dealers and customers and NFC's ability to maintain the current level of portfolio quality.

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1996 and beyond.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES



                 PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The Registrant filed the following reports on Form 8-K during the nine months ended July 31, 1996:

              Date of Report       Date  Filed      Items Reported
              March 29, 1996      June 5, 1996           5, 7



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Navistar Financial Corporation
                                                  (Registrant)






Date September 11, 1996            /s/ P. E. Cochran
                                       P. E. Cochran
                                       Vice President and Controller