Form 10-K
period 1996-10-31
NAVISTAR FINANCIAL CORP
filed 1997-01-22
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K


    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 1996

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


As of December 31, 1996, the number of shares outstanding of the registrant's common stock was 1,600,000.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES

                            FORM 10-K

                   Year Ended October 31, 1996

                              INDEX
                                                           10-K Page
PART I
Item  1.     Business (A)                                       1
Item  2.     Properties (A)                                     1
Item  3.     Legal Proceedings                                  1
Item  4.     Submission of Matters to a Vote of
             Security Holders (A)                               2

PART II

Item  5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters                         2
Item  6.    Selected Financial Data (A)                         2
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations (A)             3
Item  8.    Financial Statements and Supplementary Data         9
            Independent Auditors' Report                       39
Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                40

PART III

Item 10.    Directors and Executive Officers of the
            Registrant (A)                                     40
Item 11.    Executive Compensation (A)                         40
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management (A)                                 40
Item 13.    Certain Relationships and Related
            Transactions (A)                                   40

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                40

SIGNATURES - Principal Accounting Officer                      41
           - Directors                                         42

POWER OF ATTORNEY                                              42

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


Item 2.  Properties

     The Corporation's properties principally consist of office equipment and leased office space in Rolling Meadows, Illinois; Columbus, Ohio; Atlanta, Georgia; Plano, Texas; Mt. Laurel, New Jersey; and San Ramon, California. The office equipment owned and in use by the Corporation is not significant in relation to the total assets of the Corporation.


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


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Financing Volume

     The  Corporation's  serviced  receivables  portfolio,  which includes  sold receivables, totaled $3.3 billion at  October  31,
1996,  up from $3.2 billion and $2.5 billion at October 31,  1995 and 1994, respectively.

     In fiscal 1996 customer demand for Class 5 through 8 trucks declined approximately 9% compared with 1995 and was slightly higher than 1994 demand. In spite of lower customer demand and the continued highly competitive commercial financing market, fiscal 1996 acquisitions of retail notes and leases of $1.1 billion, net of unearned finance income, were equal to 1995. The Corporation's finance market share of new trucks manufactured by Transportation and sold in the United States increased to 16.3% in 1996 from 14.4% in 1995. Acquisitions in 1995 were $.2 billion higher than 1994 due to increased demand offset in part by lower finance market share of 14.4% in 1995 compared with 15.3% in 1994. Serviced retail notes and lease financing balances were $2.2 billion at October 31, 1996, compared with $1.9 billion and $1.6 billion at October 31, 1995 and 1994, respectively.

     During fiscal 1996, the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers, slightly higher than the 93% in 1995 and 1994. During 1996, Transportation dealers generally reduced inventory levels in response to lower customer demand. As a result, acquisitions of wholesale notes decreased $.3 billion, 9%, to $2.7 billion in 1996 after a 29% increase to $3.0 billion in 1995 from 1994. Serviced wholesale note balances were $685 million at October 31, 1996, compared to $854 million and $577 million at October 31, 1995 and 1994, respectively.

     Owned finance receivables balances, including subordinated interests in retail and wholesale receivables, decreased to $1.4 billion at October 31, 1996, from $1.5 billion at October 31, 1995 due primarily to lower wholesale financing. Balances in 1995 were $.2 billion higher than 1994 as a result of the higher level of wholesale and retail financing. Receivable sales were a significant source of funding during fiscal 1996 and 1995 and, as a result, sold retail receivable balances increased to $1.4 billion at October 31, 1996 from $1.2 billion and $1.0 billion at October 31, 1995 and 1994, respectively. Sold wholesale note balances were $500 million at October 31, 1996 and 1995 and $300 million at October 31, 1994.


Results of Operations

      The Corporation's after tax return on equity was a record 18.1% in 1996 compared with 15.0% and 15.1% in 1995 and 1994, respectively. Income before taxes in 1996 was $81 million, a 37% increase from $59 million in 1995, primarily as a result of higher gains on sales of retail notes, higher levels

            Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)

of wholesale note balances during the first nine months of 1996 and higher retail and lease balances offset in part by a higher loss provision. Gains on sales of retail note receivables during 1996 were $20 million on sales of $985 million compared with gains of $5 million on sales of $740 million in 1995. The higher gains on sales resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads improve as NFC's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on a market interest rate at the time of the sale, which may be up to six months after the Corporation acquired the retail note. During fiscal 1995, the opposite impact was experienced by NFC on a sale in November 1994 as market interest rates were rising and a loss was recorded on that sale.

     Income before taxes of $59 million in 1995 increased 6% from $55 million in 1994 as a result of higher finance receivables to support the demand for Transportation truck products and improvement in the Corporation's borrowing spread over market interest rates. This increase was partially offset by lower gains on sales of retail notes. Gains on the $740 million retail notes sold in 1995 were $5 million compared with $12 million on sales of $1,033 million in 1994.

      The more significant elements of revenue and expense impacting net income for these years are discussed in the following paragraphs:

      Retail note and lease financing revenue for 1996 was $98 million compared with $73 million and $71 million in 1995 and 1994, respectively. The 1996 improvement over 1995 is primarily due to higher gains on sold notes and higher average balances. The increase in 1995 revenues compared with 1994 is due to higher financing volume offset in part by lower gains on sold notes.

      Wholesale note revenue increased 5% in 1996 to $57 million as a result of higher average outstanding note balances in the first nine months of the fiscal year offset in part by lower average yields relating to a lower prime interest rate. In 1995 revenue increased 38% compared with 1994 as the level of wholesale financing was higher to support increased demand for Transportation truck products and higher average yields due to higher prime interest rates.

      Revenue from accounts decreased in 1996 to $27 million from $29 million in 1995 as the decline in customer demand caused a lower level of financing activity. Revenue in 1995 was 32% higher than 1994 due to higher outstanding balances in support of the increased demand for Transportation truck products and higher average yields due to higher prime interest rates.

            Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


Results of Operations (Continued)

      Servicing fee income increased to $20 million in 1996 from $18 million in 1995 and $17 million in 1994 as a result of higher levels of sold note receivable balances which the Corporation continues to service.

      Insurance premiums earned by Harco decreased 6% to $42 million in 1996 from $45 million in 1995 and 12% in 1995 from 1994. The decreases in 1996 and 1995 reflect reductions in written premiums of truck liability lines in response to adverse loss experience in those lines and to increased competition.

      Borrowing costs decreased slightly in 1996 to $82 million from $84 million in 1995 after a significant increase in 1995 compared with $70 million in 1994. During 1996 the Corporation's weighted average interest rate on all debt declined to 6.5% from 7.4% in 1995 primarily due to the maturity of high fixed rate public debt during 1995 and 1996 and also due to lower market interest rates. The favorable rate impact was offset in part by higher debt balances to support receivable balances. The increase in 1995 from 1994 was primarily the result of higher debt balances to support increased wholesale note and account balances and higher market interest rates, offset in part by an improvement in the Corporation's borrowing spread over market interest rates as a result of the 1995 amendment to the revolving debt agreement and the asset-backed commercial paper ("ABCP") program. The ratio of debt to equity was 4.7:1, 5.2:1 and 4.8:1 at October 31, 1996, 1995, and 1994, respectively.

      Credit  collection  and administrative  expenses  were  $28
million in 1996 and 1995 compared with $26 million in 1994.   The
$2 million increase in 1995 compared with 1994 was due to retail marketing efforts and incentive programs.

      The provision for losses on receivables totaled $9 million in 1996 compared with $3 million in 1995 and $2 million in 1994. As the trucking industry softened during 1996, the high level of new truck purchases in 1995 caused an over capacity in the trucking sector. This over capacity coupled with competitive freight rates and higher fuel costs impacted NFC's customers' abilities to meet obligations and has resulted in higher delinquencies, repossessions and credit losses. Notes and account write-offs (recoveries), including sold notes totaled $5 million in 1996, $(1) million in 1995 and $1 million in 1994. The Corporation's allowance for losses as a percentage of serviced finance receivables was .74%, .62% and .65% at October 31, 1996, 1995 and 1994, respectively.

      Insurance claims and underwriting expenses decreased to $44 million in 1996 from $47 million and $54 million in 1995 and 1994, respectively. The decline resulted from decreases in losses incurred in Harco's truck liability insurance lines and lower commission costs associated with lower volumes of premiums written through general agents.

            Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)


Liquidity and Funds Management

     The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products. Navistar Financial has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues and equity capital. The current debt ratings of the Corporation, detailed below, have made bank borrowings and sales of finance receivables the most economical sources of cash. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

     Operations used $29 million in cash in 1996 as the cash provided from net income of $49 million was offset by a decrease in accounts payable reflecting the timing of payments to
Transportation. Investment activities provided $95 million in cash primarily due to a $163 million decline in wholesale note and account balances, offset in part by higher retail and equipment leasing activity. During 1996, the purchase of $1,108 million retail notes and lease receivables was funded with $982 million proceeds from the sale of the receivables and principal collections of $125 million. The cash provided from investing activities was used to lower debt funding and to pay dividends of $26 million. See also the "Statement of Consolidated Cash Flow" on page 12.

     Over the last three years, operations provided $103 million in cash and proceeds from the sale of retail receivables totaled $2,704 million. These amounts were used mainly to fund receivable acquisitions of $2,747, net of principal collections on the receivables, and dividend payments of $61 million.

     Receivable  sales were a significant source of  funding  in
1996 and 1995. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During fiscal 1996 and 1995, the Corporation sold $985 and $740 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which in turn sold notes and certificates to investors. At October 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.4 billion. The Corporation has a $500 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is funded by securities sold to the public comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche of investor certificates maturing in 2004. See Note 5 to the Consolidated Financial Statements for further discussion.

     The Corporation has a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper
("ABCP") program supported by a bank liquidity facility, which mature in March 2001. See Note 10 to the Consolidated Financial Statements for further discussion.

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

     In November 1996, the Corporation sold $487 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which in turn sold notes and certificates to investors. A gain of $6.9 million was recognized on the sale.

     The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement, and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See notes 1 and 14 to the Consolidated Financial Statements. Corporate policy prohibits the use of derivatives for speculative purposes.

     On February 1, 1994, the Illinois Department of Revenue ("Department") issued a Notice of Deficiency to the Corporation for approximately $12 million for the fiscal years 1989 throuth 1991. The Corporation maintains that the Department's interpretation and application of the law is incorrect and improper. Based on discussions with outside counsel, NFC's management is of the opinion that NFC's position will prevail and the Department's action will not have a material impact on NFC's financial condition. See Note 8 to the Consolidated Financial Statements for further discussion.

Pending Accounting Standards

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which the Corporation must adopt for all applicable transactions occurring after December 31, 1996. The Corporation will apply SFAS No. 125 to securitization transactions occurring on or after January 1, 1997. The new standard is not expected to have a material effect on the Corporation's net income or financial condition.

             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (Continued)


Business Outlook

     The demand for heavy trucks is forecast to continue to soften during fiscal 1997 and correspondingly NFC's profitability and wholesale and retail financing activity are anticipated to be lower. Competition will continue to put pressure on the Corporation's retail note acquisition activity and retail note margins.

     Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1997 and beyond.


                                                             Page
Item 8.  Financial Statements and Supplementary Data

 Navistar Financial Corporation and Subsidiaries:
  Statement of Consolidated Income and Retained Earnings
    for the years ended October 31, 1996, 1995 and 1994         10
  Statement of Consolidated Financial Condition as of
    October 31, 1996 and 1995                                   11
  Statement of Consolidated Cash Flow for the years ended
    October 31, 1996, 1995 and 1994                             12
  Notes to Consolidated Financial Statements                    13
  Supplementary Financial Data                                  34
  Independent Auditors' Report                                  39

           Navistar Financial Corporoation and Subsidiaries


        Statement of Consolidated Income and Retained Earnings
                          Millions of Dollars

  For the years ended October 31                  1996    1995    1994
  Revenues
   Retail notes and lease financing             $ 97.7  $ 73.3  $ 71.4
   Wholesale notes                                56.6    54.1    39.2
   Accounts                                       26.6    29.2    22.2
   Servicing fee income                           20.5    18.3    17.3
   Insurance premiums earned                      42.0    44.6    51.1
   Marketable securities                           9.4     8.7     9.6
      Total                                      252.8   228.2   210.8

  Expenses
   Cost of borrowing:
      Interest expense (Notes 9 and 10)           73.2    75.1    62.7
      Other                                        8.4     9.1     7.1
      Total                                       81.6    84.2    69.8
   Credit, collection and administrative          28.2    27.9    25.9
   Provision for losses on receivables (Note 7)    9.3     2.6     2.3
    Insurance claims and underwriting             44.4    46.7    54.0
   Other expense, net                              8.8     8.1     3.6
      Total                                      172.3   169.5   155.6

  Income Before Taxes                             80.5    58.7    55.2

  Taxes on Income (Note 8)                        31.1    22.5    21.2

  Net Income                                      49.4    36.2    34.0

  Retained Earnings
   Beginning of year                              84.0    56.8    48.4
   Dividends paid
                                                 (26.0)   (9.0)  (25.6)
   End of year (Note 13)                        $107.4  $ 84.0  $ 56.8


              See Notes to Consolidated Financial Statements.

            Navistar Financial Corporation and Subsidiaries


             Statement of Consolidated Financial Condition
                          Millions of Dollars

As of October 31                                         1996      1995
ASSETS

Cash and Cash Equivalents                            $    6.7   $    2.9
Marketable Securities (Note 4)                          128.1      131.8
Receivables
  Finance receivables (Note 5)                        1,205.2    1,381.3
  Allowance for losses (Note 7)                         (11.6)     (10.4)
     Receivables, net                                 1,193.6    1,370.9

Amounts Due from Sales of Receivables (Note 5)          264.3      247.8
Equipment on Operating Leases, Net (Note 6)             101.1       39.3
Repossessions                                            13.2        5.8
Reinsurance Receivables                                  21.2       24.8
Other Assets                                             65.6       51.4

Total Assets                                         $1,793.8   $1,874.7


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt (Note 9)                             $   99.4   $   50.5
Accounts Payable                                         66.7      138.8
Other Liabilities                                        19.7       24.1
Senior and Subordinated Debt (Note 10)                1,206.4    1,279.8
Dealers' Reserves                                        22.3       21.0
Unpaid Insurance Claims and Unearned Premiums            99.6      103.8

Commitments and Contingent Liabilities (Notes 8, 12 & 15)   -          -

Shareowner's Equity (Note 13)
  Capital stock (Par value $1.00, 1,600,000 shares
       issued and outstanding) and paid-in capital      171.0      171.0
   Retained earnings                                    107.4       84.0
  Unrealized gains on marketable
       securities (Note 4)                                1.3        1.7
     Total                                              279.7      256.7

Total Liabilities and Shareowner's Equity            $1,793.8   $1,874.7

               See Notes to Consolidated Financial Statements.

                Navistar Financial Corporation and Subsidiaries


                      Statement of Consolidated Cash Flow
                              Millions of Dollars

For the years ended October 31                         1996       1995       1994

Cash Flow From Operations
  Net income                                       $   49.4   $   36.2   $   34.0
    Adjustments to reconcile net income to
      cash provided from operations:
    Gains on sales of receivables (Note 5)            (20.2)      (5.2)     (11.8)
    Depreciation and amortization                      15.3       11.1        8.7
    Provision for losses on receivables (Note 7)        9.3        2.6        2.3
    Increase (decrease) in accounts payable
      to affiliated companies                         (65.0)      73.2       (0.9)
    Other                                             (17.3)      (6.7)     (12.3)
       Total                                          (28.5)     111.2       20.0

Cash Flow From Investing Activities

   Proceeds from sold retail notes                    982.1      726.8      994.8
   Purchase of retail notes and lease receivables  (1,107.6)  (1,099.5)    (915.9)
   Principal collections on retail notes and
     lease receivables                                125.4      123.4      180.9
   Acquisitions (over)/under cash collections of
     wholesale notes and accounts receivable          163.0      (77.1)    (140.0)
   Purchase of marketable securities                  (63.0)     (61.9)     (51.8)
   Proceeds from sales and maturities of
     marketable securities                             67.7       67.3       45.1
   Increase in property and equipment
     leased to others                                 (72.8)     (18.7)      (5.3)
       Total                                           94.8     (339.7)     107.8

Cash Flow From Financing Activities

   Net increase (decrease) in short-term debt          48.9     (368.7)     344.2
   Net increase (decrease) in bank
     revolving credit facility usage                  (56.0)     405.0     (372.0)
   Net increase in asset-backed commercial paper
     facility usage                                    88.1      275.8          -
   Principal payments on long-term debt              (117.5)    (100.0)    (180.0)
   Proceeds from issuance of long-term debt               -          -      100.0
   Dividends paid to Transportation                   (26.0)      (9.0)     (25.6)
       Total                                          (62.5)     203.1     (133.4)

Increase/(Decrease) in Cash and Cash Equivalents        3.8      (25.4)      (5.6)

Cash and Cash Equivalents at Beginning of Year          2.9       28.3       33.9

Cash and Cash Equivalents at End of Year           $    6.7   $    2.9   $   28.3

Supplementary disclosure of cash flow information:
   Interest paid                                   $   76.3   $   74.3   $   64.8
   Income taxes paid                               $   32.2   $   14.6   $   22.1


               See Notes to Consolidated Financial Statements.

         NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS ENDED OCTOBER 31, 1996

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

Nature of Operations

     The Corporation's primary business is the retail, wholesale, and to a lesser extent, lease financing of products sold by Transportation and its dealers within the United States. The Corporation also provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through the independent insurance agency system.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue on Receivables

     Finance charges on retail notes and finance leases are recognized as income over the terms of the receivables using the
interest method.   Interest from  interest-bearing  notes and
accounts is taken into income on the accrual basis. Revenue on operating leases is recognized on a straight-line basis over the life of the lease. Recognition of revenue on receivables and leases is suspended when management determines the collection of future income is not probable. Income recognition is resumed if collection doubts are removed.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (Continued)

Allowance for Losses on Receivables

     The allowance for losses on receivables  is established
through a charge to the provision for losses.   The allowance is
an estimate of the amount adequate to absorb losses on existing
receivables that may become uncollectible.    The allowance is
maintained at an amount management considers appropriate in relation to the outstanding receivables portfolio based on such factors as overall portfolio quality, historical loss experience and current economic conditions.

     Under various agreements, Transportation and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value. The Corporation's losses are net of these benefits. Receivables are charged off to the allowance for losses as soon as the receivable is determined to be uncollectible.

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

Marketable Securities

     Marketable securities are classified as available-for-sale and are reported at fair value.


Derivative Financial Instruments

     The Corporation uses derivatives to reduce its exposure to interest rate volatility. All derivative financial instruments are held for purposes other than trading, and the Corporation's policy prohibits the use of derivatives for speculative purposes.
Gains or losses related  to   hedges of  anticipated  sales  of
receivables are deferred and are recognized in income when the receivables are sold.

Pending Accounting Standards

     In  June 1996,  the  Financial  Accounting Standards Board
issued  Statement   of   Financial Accounting Standards No. 125,
("SFAS No. 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which the Corporation must adopt for all applicable transactions occurring after December 31, 1996. The Corporation will apply SFAS No. 125 to securitization transactions occurring on or after January 1, 1997. The new standard is not expected to have a material effect on the Corporation's net income or financial condition.

Reclassification

     Certain amounts for prior years have been reclassified to conform with the presentation used in the 1996 financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

     In accordance with the agreements between the Corporation and Transportation relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from Transportation at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts.

     The Corporation purchases wholesale notes and accounts of dealers from Transportation at the principal amount of the
receivables.   An  acquisition  fee applicable to  purchases of
wholesale  notes  secured  by  new   equipment  is  charged  to
Transportation.   The  retail  accounts   are   accounts  of
Transportation customers. Revenue collected from Transportation was $49.8 in 1996, $55.7 in 1995 and $50.7 in 1994.

Retail Notes and Lease Financing

     In accordance with agreements between the Corporation and Transportation, Transportation may be liable for certain losses on the finance receivables and may be required to repurchase the repossessed collateral at the receivable principal value. Losses recorded by Transportation were $9.5 in 1996 and $.6 in 1995 and 1994.

Support Agreements

     Under provisions of certain public and private financing arrangements, agreements with Transportation and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. Since 1984, no maintenance payments have been required under these agreements.

Administrative Expenses

     The  Corporation  pays  a  fee  to Transportation for  data processing and other administrative services based on the actual
cost of services performed.  The amount of the fee was $2.4   in
1996, $2.4 in 1995 and $2.5 in 1994.

Short-Term Debt

     The Corporation had daily average short-term borrowings from Transportation of $85 in 1996 and $93 in 1995 on which interest accrued at the Corporation's incremental short-term borrowing rate. These borrowings, including $5 and $6 of interest expense in 1996 and 1995, respectively, were repaid during each of the fiscal years.

Accounts Payable

     Accounts  payable  include $24.5  and   $89.5  payable  to
Transportation at October 31, 1996 and 1995, respectively.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


3. INDUSTRY SEGMENTS

Information by industry segment is summarized as follows:

                                            1996       1995       1994
Revenues:
 Finance operations                     $  201.6   $  175.1   $  150.6
 Insurance operations                       51.2       53.1       60.2
   Total revenue                        $  252.8   $  228.2   $  210.8

Income before taxes:
 Finance operations                     $   74.2   $   53.1   $   49.9
 Insurance operations                        6.3        5.6        5.3
     Total income before taxes          $   80.5   $   58.7   $   55.2

Assets at end of year:
 Finance operations                     $1,626.9   $1,701.9   $1,354.1
 Insurance operations                      166.9      172.8      180.7
   Total assets at end of year          $1,793.8   $1,874.7   $1,534.8

4. MARKETABLE SECURITIES

     The fair value of marketable securities is based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a separate component of shareowner's equity. Shareowner's equity was increased by net unrealized holding gains of $1.3 and $1.7 as of October 31, 1996 and 1995, respectively. The following table sets forth, by type of security issuer, the amortized cost and estimated market values at October 31, 1996 and 1995:

                                 Amortized    Gross Realized      Fair
                                    Cost     Gains     Losses     Value
U.S. government and
 agency securities                $  41.7   $   .3     $   .5   $  41.5
Corporate debt securities            29.1       .1         .4      28.8
Mortgage- and
 asset-backed securities             42.4       .2         .4      42.2
Foreign governments                   1.5        -          -       1.5
   Total debt securities          $ 114.7   $   .6     $  1.3   $ 114.0

Equity securities                    11.3      3.5         .7      14.1
   Total                          $ 126.0   $  4.1     $  2.0   $ 128.1

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES (Continued)

                             Amortized    Gross Unrealized     Fair
October 31, 1995               Cost       Gains     Losses     Value
U.S. government and
 agency securities            $  52.8   $   1.2    $    .1   $  53.9
Corporate debt securities        32.0        .2         .2      32.0
Mortgage- and
 asset-backed securities         32.7        .5         .1      33.1
Foreign governments               1.7         -          -        .7
   Total debt securities      $ 119.2   $   1.9    $    .4   $ 120.7

Equity securities                10.0       1.7         .6      11.1
   Total                      $ 129.2   $   3.6    $   1.0   $ 131.8

      Contractual maturities of marketable debt securities at October 31, 1996, are as follows:

                                                Amortized     Fair
                                                   Cost       Value
Due in one year or less                         $  16.1     $  16.0
Due after one year through five years              31.2        31.5
Due after five years through ten years             18.9        18.5
Due after ten years                                 6.1         5.8
                                                   72.3        71.8
Mortgage- and asset-backed securities              42.4        42.2
 Total (Excludes Stocks)                        $ 114.7     $ 114.0

     Actual maturities may differ from the contractual maturities because of prepayments by the issuers.

      Proceeds from sales or maturities of marketable securities available for sale were $67.7 during 1996 and $67.3 during 1995.
Gross gains of $1.8 and $.8 and gross losses of $.5 and $.6 were realized on those sales in 1996 and 1995, respectively.

     All marketable securities at October 31, 1996 and 1995, were held by Harco, of which $16.7 and $23.2, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS



5. FINANCE RECEIVABLES

     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                     1996       1995
Retail notes and lease financing                 $  733.3   $  747.2

Wholesale notes                                     100.5      268.2

Accounts:
  Retail                                            314.7      316.7
  Wholesale                                          56.7       49.2
     Total                                          371.4      365.9
       Total finance receivables                 $1,205.2   $1,381.3

     Contractual maturities of finance receivables including unearned finance income at October 31, 1996, are summarized as follows:

                                      Retail    Wholesale    Accounts
Due in:
 1997                                 $230.7       $ 69.5     $371.4
 1998                                  211.6         31.0          -
 1999                                  186.4            -          -
 2000                                  142.3            -          -
 2001                                   75.5            -          -
Due after 2001                          13.8            -          -
   Gross finance receivables           860.3        100.5      371.4
Unearned finance income                127.0            -          -
   Total finance receivables          $733.3       $100.5     $371.4

      The actual cash collections from finance receivables will vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

     The Corporation's primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Transportation and Transportation's dealers, and as a result the Corporation's receivables and leases have significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Corporation retains as collateral a security interest in the equipment associated with wholesale notes, retail notes and leases other than accounts.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (Continued)

     The Corporation sells finance receivables to public and private investors with limited recourse provisions. Outstanding sold receivable net balances at October 31 are as follows:

                                                 1996        1995
Retail notes                                 $1,366.4    $1,173.2
Wholesale notes                                 500.0       500.0
  Total                                      $1,866.4    $1,673.2

     Gains or losses from the sales of receivables are recognized in the period in which such sales occur. The allowance for credit losses is adequately provided prior to the receivable sales; therefore, gains from receivable sales are not reduced for expected credit losses. Included in "Retail notes and lease financing" revenue are gains totaling $20.2, $5.2 and $11.8 on retail note receivable sales of $985, $740 and $1,033 for the fiscal years ended October 31, 1996, 1995 and 1994, respectively. Gains on sales of wholesale receivables are not material as a result of their short maturities.

     The Corporation has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Securities Corporation ("NFSC"), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. These subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. During fiscal 1996, in two separate sales, the Corporation sold a total of $985 of retail notes, net of unearned finance income, through NFRRC to two individual owner trusts. The owner trusts, in turn, sold $946 of notes and $39 of certificates to investors. The proceeds of $934, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes. At October 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.4 billion.

     NFSC has in place a $500 revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The issuance of a $200 tranche of investor certificates during fiscal 1995 increased NFSC's revolving wholesale note trust to $500. The trust is comprised of three $100 tranches of investor certificates maturing serially from 1997 to 1999 and a $200 tranche of investor certificates maturing in 2004.

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

     The  following is a summary of amounts included in "Amounts
Due from Sales of Receivables" as of October 31:

                                                   1996      1995
Cash held and invested by trusts                 $ 85.2    $ 66.8
Subordinated retained interests in wholesale       85.4      86.3
receivables
Subordinated retained interests in retail          12.5      12.2
receivables
Holdback reserves                                  31.7      43.7
Excess servicing fee and other                     61.9      48.0
Allowance for credit losses
                                                  (12.4)     (9.2)
  Total                                          $264.3    $247.8

6. INVESTMENT IN OPERATING LEASES

     Operating leases at year-end were as follows:

                                                   1996      1995
Investment in operating leases
Vehicles and other equipment, at cost            $116.4    $ 49.0
Less:  Accumulated depreciation
                                                  (15.3)     (9.7)
Net investment in operating leases               $101.1    $ 39.3

     Future  minimum rentals on operating leases are as follows:
1997,  $24.7;  1998,  $22.2; 1999, $16.9; 2000,  $11.1  and  $5.3
thereafter. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


7. ALLOWANCE FOR LOSSES

      The allowance for losses on receivables is summarized as follows:

                                                    1996     1995     1994
Total allowance for losses at beginning of year    $19.6    $16.2    $14.8
Provision for losses                                 9.3      2.6      2.3
Net (losses) recoveries (charged)
  credited to allowance                             (4.9)      .8      (.9)
    Total allowance for losses at end of year      $24.0    $19.6    $16.2


Allowance pertaining to:
  Owned notes                                      $11.6    $10.4    $ 8.2
  Sold notes                                        12.4      9.2      8.0
     Total                                         $24.0    $19.6    $16.2

8. TAXES ON INCOME

     Taxes on income are summarized as follows:

                                                    1996     1995     1994
Current:
  Federal                                          $26.4    $18.9    $15.1
  State and local                                    4.4      3.1      3.0
     Total current                                  30.8     22.0     18.1

Deferred (primarily Federal)                          .3       .5      3.1
     Total                                         $31.1    $22.5    $21.2

     The  effective tax rate of 38% differs from  the  statutory
United States Federal tax rate of 35% primarily because of state and local income taxes. Deferred tax assets and liabilities at October 31, comprised the following:

                                                             1996     1995
Deferred tax assets:
  Other postretirement benefits                              $2.9     $2.8

Deferred tax liabilities:
  Depreciation and other                                      6.9      6.4
  Unrealized gains on marketable securities                    .8      1.0
     Total deferred tax liabilities                           7.7      7.4
     Net deferred tax liabilities                            $4.8     $4.6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS

8.TAXES ON INCOME (Continued)

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


9. SHORT-TERM DEBT

     Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non- committed basis. Compensating cash balances and commitment fees are not required under these agreements. Short-Term Debt outstanding at October 31 was comprised only of commercial paper. There were no short-term borrowings outstanding.

     Information regarding short-term debt is as follows:

                                              1996     1995     1994
Aggregate obligations outstanding:
  Daily average                             $ 68.2   $ 37.8   $ 11.7
  Maximum month-end balance                  117.8     81.1    419.2

Weighted average interest rate:
  On average daily borrowing                   6.0%     6.4%     5.4%
  At October 31                                5.9%     6.3%     5.6%

     Unused commitments under the Corporation's bank revolving credit facility and bank liquidity facility supporting the asset-backed commercial paper program are used as backup for outstanding short-term borrowings. See also Note 10 to the Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


10. SENIOR AND SUBORDINATED DEBT

     Senior and Subordinated Debt outstanding at October 31 is summarized as follows:

                                                  1996       1995
Bank revolving credit, at variable rates,
  due March 2001                              $  704.0    $  760.0

Funding under asset-backed commercial
   paper program, at variable rates,
   due March 2001                                402.4       302.3

Senior term debt:
  Notes, medium-term, 9.50%, due 1996                -       117.5

Subordinated term debt:
  Senior Notes, 8 7/8%, due November 1998        100.0       100.0
       Total senior and subordinated debt     $1,206.4    $1,279.8

     The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 6.5%, 7.4% and 7.1% in 1996, 1995 and 1994,
respectively. The aggregate annual maturities and required payments of debt are as follows: 1999, $100.0; and 2001, $1,106.4.

     Effective March 29, 1996, the Corporation amended and restated its $900 million bank revolving credit facility and its $300 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility, extending the maturity date of each facility to March 2001. In addition, the commitment of the bank revolving credit facility was expanded to $925 million, the ABCP facility was increased to $400 million and a new pricing and fee structure was established. The available funding under the ABCP program is $414 million which is comprised of the $400 million liquidity facility plus $14 million of trust certificates issued in connection with the formation of the ABCP Trust.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


10. SENIOR AND SUBORDINATED DEBT (Continued)

     Available funding under the amended and restated credit facility and the ABCP program was $233, of which $99 provided funding backup for the outstanding short-term debt at October 31, 1996. The remaining $134 when combined with unrestricted cash and cash equivalents made $141 available to fund the general business purposes of the Corporation at October 31, 1996. Under the terms of the revolving credit facility, the Corporation is required to maintain tangible net worth at a minimum of $175 and a debt to tangible net worth ratio of no greater than 7 to 1. Consistent with the previous revolving credit agreement, the amended agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders. Compensating cash balances are not required under the restated revolving credit facility. Facility fees are paid quarterly regardless of usage.


11. RETIREMENT BENEFITS

     The   Corporation  provides  postretirement  benefits   to
substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance expense for employees, retirees, surviving spouses and dependents.

Pension Benefits

     Generally  pension  benefits  are  non-contributory   with
benefits related to an employee's length of service and compensation rate. Plan assets are primarily invested in a dedicated portfolio of long-term fixed income securities with the remainder invested in high quality equity securities.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)

Pension Expense

     Net pension cost includes the following:

                                               1996      1995    1994
   Service cost for benefits earned during
    the period                                $  .7     $  .5   $ 1.0
   Interest cost on projected benefit
    obligation                                  2.9       2.8     2.7
   Return on assets     - actual (gain) loss   (3.2)     (9.1)    3.3
                 - deferred gain (loss)         (.4)      5.8    (6.8)
   Net amortization costs and other costs.       .1         -      .1
       Net pension cost                       $  .1     $   -   $  .3

Pension Assets and Liabilities

     The plans' funded status and reconciliation to the Statement of Consolidated Financial Condition as of October 31 were as follows:

                                 Plan in Which            Plan in Which
                                 Assets Exceed        Accumulated Benefits
                              Accumulated Benefits        Exceed Assets
                                 1996       1995          1996       1995
Actuarial present value of:
  Vested benefits              $(31.5)   $ (31.8)      $  (2.0)   $  (2.2)
  Non-vested benefits            (4.0)      (4.0)          (.1)       (.1)
     Accumulated benefit
       obligation               (35.5)     (35.8)         (2.1)      (2.3)
    Effect of projected future
       compensation levels        (.9)         -             -       (1.0)
         Total projected benefit
           obligation           (36.5)     (36.7)          (2.1)     (2.3)
Plan assets at fair value        42.7       41.5              -         -
   Funded status at October 31    6.2        4.8           (2.1)     (2.3)
Unrecognized net losses (gains)  (5.5)      (4.2)            .4        .6

Unrecognized plan amendments       .5         .5              -         -
Unrecognized net obligation
         as of transition date     .1         .1              -         -
     Net asset (liability)    $   1.3    $   1.2        $  (1.7)  $  (1.7)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)

     The weighted average rate assumptions used in determining the projected benefit obligation and pension expense were:

                                                    1996     1995     1994
Discount rate used to determine the present value   7.9%     7.5%     9.2%
  of the projected benefit obligations
Expected long-term rate of return on plan assets    8.9%     9.9%     9.0%
Expected rate of increase in future
  compensation levels                               3.5%     3.5%     3.5%

Other Postretirement Benefits


     The components of expense for other postretirement benefits that are included in the Statement of Consolidated Income and Retained Earnings include the following:

                                                   1996     1995     1994
Service cost for benefits earned during the year  $  .4    $  .3    $  .2
Interest cost on the accumulated benefit
  obligation                                         .8       .8       .7
Expected return on assets - actual (gain) loss       .8     (1.5)     (.2)
                          - deferred gain (loss)   (1.3)     1.2        -
Total cost of other postretirement benefits       $  .7    $  .8    $  .7

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)

     The funded status of other postretirement benefits as of October 31, 1996 and 1995, were as follows:

                                                    1996     1995
Accumulated other postretirement benefit
obligation (APBO):
Retirees and their dependents                     $(4.9)    $(4.9)
Active employees eligible to retire                (2.9)     (2.4)
Other active participants                          (3.4)     (3.3)

Total APBO                                        (11.2)    (10.6)
Plan assets at fair value                           3.9       4.5

APBO in excess of plan assets                      (7.3)     (6.1)
Unrecognized net loss                               1.5        .4

Net liability                                     $(5.8)    $(5.7)

     The expected return on plan assets was 10.5% for 1996, 10% for 1995 and 9% for 1994. The weighted average of discount rates used to determine the accumulated postretirement benefit obligation was 8.1% and 7.7% at October 31, 1996 and 1995, respectively. For 1997, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.1%. The rate is projected to decrease to 5.0% in the year 2004 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $1.2 and the associated expense recognized for the year ended October 31, 1996, would increase by an estimated $.1.


12. LEASES

     The Corporation is obligated under noncancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1996, future minimum lease commitments under noncancelable operating leases with remaining terms in excess of one year are as follows:

          Year Ended October 31,
          1997                                       $1.7
          1998                                        1.7
          1999                                        1.6
          2000                                        1.3
          2001                                         .3
          Thereafter                                    -
            Total                                    $6.6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


13. SHAREOWNER'S EQUITY

     The number of authorized shares of capital stock as of October 31, 1996 and 1995, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights.


14. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                            1996                  1995
                                    Carrying       Fair   Carrying       Fair
                                     Amount       Value    Amount       Value
Financial assets:
  Finance receivables:
     Retail notes                   $  662.5   $  672.1   $  680.8   $  707.2
     Wholesale notes                   100.5      100.5      268.2      268.2
     Accounts                          371.4      371.4      365.9      365.9
 Amounts due from sales of
     receivables                       264.3      258.1      247.8      234.6

Financial liabilities:
    Senior  and  subordinated debt  $1,206.4   $1,207.4   $1,279.8   $1,282.9

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

     The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. The
Corporation locks into an interest rate by entering into a forward contract on a U.S. Treasury security whose terms approximate those used to determine the selling price of the anticipated sale of receivables. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     During August through October 1996, the Corporation entered into $400 of forward interest rate lock agreements on a Treasury maturing in 1998 related to the anticipated November 1996 sale of retail receivables. See also Note 16. These hedge agreements, which were closed in conjunction with the pricing of the sale, resulted in a $1.9 loss which was deferred at October 31, 1996, and included in the gain on the sale of receivables recognized in November 1996.

     The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations ("CMO's") of $42 which are included in the Corporation's marketable securities at October 31, 1996. These securities have characteristics which reduce the Corporation's exposure to prepayment risk.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


15. LEGAL PROCEEDINGS

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


16. SUBSEQUENT EVENT

     In November 1996, the Corporation sold $487 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes and certificates to investors. A gain of $6.9 was recognized on the sale.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MILLIONS OF DOLLARS


17. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                               1996
                           1st        2nd         3rd        4th     Fiscal
                         Quarter    Quarter     Quarter    Quarter    Year
Revenues                   $68.7      $60.7       $67.0      $56.4   $252.8
Interest expense            17.1       19.7        18.8       17.6     73.2
Provision for losses
  on receivables             1.1        1.6         1.7        4.9      9.3
Net income                  16.6        8.7        15.6        8.5     49.4

                                               1995
                           1st        2nd         3rd        4th      Fiscal
                         Quarter    Quarter     Quarter    Quarter     Year
Revenues                   $50.9      $56.5       $64.1      $56.7    $228.2
Interest expense            17.1       20.4        19.1       18.5      75.1
Provision for losses
  on receivables              .1         .5          .4        1.6       2.6
Net income                   6.3        7.5        13.3        9.1      36.2

                    SUPPLEMENTARY FINANCIAL DATA


           Five Year Summary of Financial and Operating Data

                      Dollar amounts in millions

                                       1996      1995      1994      1993      1992
Revenues and net income retained
  Revenues                         $  252.8  $  228.2  $  210.8  $  231.9  $  228.3
  Provision for losses on
     receivables                        9.3       2.6       2.3       1.5       3.6
  Interest expense                     73.2      75.1      62.7      74.6      82.2
  Other charges, net                   89.8      91.8      90.6     106.8      96.1
  Taxes on income                      31.1      22.5      21.2      17.7      16.9
   Cumulative effect of changes in
     accounting policy, net of
     income taxes                         -         -         -       8.8         -
  Net income                           49.4      36.2      34.0      22.5      29.5
  Dividends paid                       26.0       9.0      25.6      22.6      16.0
  Net income retained              $   23.4     $27.2     $ 8.4     $ (.1) $   13.5

   Percent of net income to
     average shareowner's equity       18.1%     15.0%     15.1%     10.3%     13.8%


Assets at end of year
  Cash and cash equivalents        $    6.7  $    2.9  $   28.3  $   33.9  $   79.2
  Marketable securities               128.1     131.8     130.5     125.6     130.5
  Finance receivables:
     Truck retail notes and
     lease financing                  733.3     747.2     513.9     823.5     955.1
     Wholesale notes                  100.5     268.2     230.6     212.5      81.5
     Accounts                         371.4     365.9     357.7     245.1     204.3
       Total                        1,205.2   1,381.3   1,102.2   1,281.1   1,240.9
     Allowance for losses             (11.6)    (10.4)     (8.2)    (10.9)    (12.4)
       Finance receivables, net     1,193.6   1,370.9   1,094.0   1,270.2   1,228.5
  Other assets                        465.4     369.1     282.0     195.5     170.5
       Total assets                $1,793.8  $1,874.7  $1,534.8  $1,625.2  $1,608.7


Liabilities and shareowner's
equity at end of year
  Short-term borrowings            $   99.4  $   50.5  $  419.2  $   75.0  $      -
  Bank revolving credit               704.0     760.0     355.0     727.0     727.0
  Asset-backed commercial paper
    facility                          402.4     302.3         -         -         -
  Medium-term notes                       -     117.5     217.3     222.2     261.1
  Long-term notes and debentures          -         -         -      75.0     135.0
  Subordinated debt                   100.0     100.0     100.0     100.0      94.9
       Total debt                   1,305.8   1,330.3   1,091.5   1,199.2   1,218.0
  Other liabilities                   208.3     287.7     217.7     206.6     171.2
  Shareowner's equity                 279.7     256.7     225.6     219.4     219.5
       Total liabilities and
          shareowner's equity      $1,793.8  $1,874.7  $1,534.8  $1,625.2  $1,608.7


  Debt to equity ratio                4.7:1     5.2:1     4.8:1     5.5:1     5.5:1
  Senior debt to capital funds ratio  3.2:1     3.4:1     3.0:1     3.4:1     3.6:1

  Gross insurance premiums written $   53.3  $   52.0  $   59.0  $   65.8  $  69.2

  Number of employees at Oct. 31        352       360       353       339      364

Gross Finance Receivables and Leases Acquired

    Dollar amounts in millions
                                    1996      1995        1994      1993        1992

    Wholesale notes             $2,705.8   $2,979.4   $2,306.6   $1,977.6   $1,547.7

    Retail notes and leases:
      New                        1,064.1    1,075.0      861.9      730.0      591.8
      Used                         281.7      242.3      217.2      168.4      185.9
        Total                    1,345.8    1,317.3    1,079.1      898.4      777.7

      Total                     $4,051.6   $4,296.7   $3,385.7   $2,876.0   $2,325.4

Analysis of Finance Retail Notes Acquired

                                 Average        Down Payment
                                Contractual     as a Percent      Average
                                   Term          of Retail        Monthly
                                In Months       Sales Price     Installment
                     Number of
    Year               Units    New  Used       New     Used    New    Used

    1996             19,521      55    42        8.0%    15.6%  $1,394 $  918
    1995             18,286      55    39        8.0     16.7    1,514  1,003
    1994             17,331      54    38        6.6     13.9    1,311    921
    1993             15,879      53    34        6.2     17.0    1,248    786
    1992             14,227      52    35        6.6     14.1    1,239    845

Analysis of Gross Retail Notes and Lease Financing
With Installments Past Due Over 60 Days

At October 31 ($ Millions)     1996     1995     1994     1993     1992
Original amount of notes
  and leases                 $  3.2   $  1.2   $  1.3   $  2.6  $   4.3
Balance of notes and leases     2.1       .5       .5       .7      2.1
Balance as a percent of
  total outstanting            .25%     .06%     .09%     .08%     .19%

Analysis of Retail Note Repossessions

                               1996     1995     1994     1993     1992
Retail note repossessions
  acquired as a percentage
  of average retail note
  gross balance               3.15%     .92%     .97%    1.95%    3.70%

 Analysis of Loss Experience

 ($ Millions)                    1996     1995     1994     1993     1992
  Net losses (recoveries):
   Retail notes and leases       $5.1     $ .3     $ .6     $(.1)     $2.4
   Wholesale notes                (.2)     (.9)      .1       .8        .8
   Accounts                         -      (.2)      .2        -         -
      Total                      $4.9     $(.8)    $ .9     $ .7      $3.2


 Percent net losses (recoveries)
    to liquidations:
   Retail notes and leases       .48%      .03%    .07%     (.01)%    .27%
   Wholesale notes              (.01)     (.03)    .01       .04      .06
      Total                      .13%     (.02)%   .03%      .03%     .13%


 Percent net losses (recoveries)
    to related average gross
    receivables outstanding:
   Retail notes and leases       .22%      .02%    .04%        -      .17%
   Wholesale notes              (.02)     (.13)    .03       .16      .20
   Accounts                        -      (.05)    .08         -        -
      Total                      .14%     (.03)%   .04%      .03%     .16%


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

  In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries at October 31, 1996 and 1995 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.





  /s/DELOITTE & TOUCHE LLP
     Deloitte & Touche LLP
     December 16, 1996
     Chicago, Illinois

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

  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended
  October 31, 1996.

                            SIGNATURE




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NAVISTAR FINANCIAL CORPORATION
                                      (Registrant)




  By:  /s/PHYLLIS E. COCHRAN                     January 22, 1997
          Phyllis E. Cochran
          Vice President and Controller
          (Principal Accounting Officer)