Form 10-Q
period 1997-01-31
NAVISTAR FINANCIAL CORP
filed 1997-03-14
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

                          FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1997

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1997, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES



                                INDEX

                                                                     Page


PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements:

   Statement of Consolidated Income and Retained Earnings --
      Three Months Ended January 31, 1997 and 1996. . . . . . . . . .  2

   Statement of Consolidated Financial Condition --
      January  31, 1997; October 31, 1996; and January  31, 1996 . . . 3

   Statement of Consolidated Cash Flow --
      Three Months Ended January 31, 1997 and 1996. . . . . . . . . .  4

    Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . .  9


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

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                           (Millions of dollars)


                                                           Three Months Ended
                                                                January 31
                                                             1997        1996
Revenue
   Retail notes and lease financing . . . . . . . . . . .  $ 25.7      $ 27.2
   Wholesale notes. . . . . . . . . . . . . . . . . . . .     9.2        16.1
   Accounts . . . . . . . . . . . . . . . . . . . . . . .     7.2         6.8
   Servicing fee income . . . . . . . . . . . . . . . . .     5.6         5.6
   Insurance premiums earned. . . . . . . . . . . . . . .     8.4        10.4
   Marketable securities. . . . . . . . . . . . . . . . .     2.0         2.6
         Total. . . . . . . . . . . . . . . . . . . . . .    58.1        68.7

Expense
   Cost of borrowing:
      Interest expense. . . . . . . . . . . . . . . . . .    14.3        17.1
      Other . . . . . . . . . . . . . . . . . . . . . . .     1.6         3.1
          Total . . . . . . . . . . . . . . . . . . . . .    15.9        20.2

   Credit, collection and administrative. . . . . . . . .     7.0         6.8
   Provision for losses on receivables. . . . . . . . . .      .7         1.1
   Insurance claims and underwriting. . . . . . . . . . .     7.9        10.9
   Other expense, net . . . . . . . . . . . . . . . . . .     4.7         2.8
          Total . . . . . . . . . . . . . . . . . . . . .    36.2        41.8

Income Before Taxes on Income . . . . . . . . . . . . . .    21.9        26.9

Taxes on Income . . . . . . . . . . . . . . . . . . . . .     8.5        10.3

Net Income  . . . . . . . . . . . . . . . . . . . . . . .    13.4        16.6

Retained Earnings

   Beginning of period. . . . . . . . . . . . . . . . . .   107.4        84.0

   Dividends paid . . . . . . . . . . . . . . . . . . . .       -        10.0

   End of period. . . . . . . . . . . . . . . . . . . . .  $120.8      $ 90.6


See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
         STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                           (Millions of dollars)

                                                 January 31    October 31    January 31
                                                    1997          1996          1996
                    ASSETS

Cash and Cash Equivalents. . . . . . . . . . . .$   12.2      $    6.7      $    6.2

Marketable Securities. . . . . . . . . . . . . .   121.8         128.1         131.7

Finance Receivables
   Retail notes and lease financing. . . . . . .   437.7         733.3         466.1
   Wholesale notes . . . . . . . . . . . . . . .   138.4         100.5         341.6
   Accounts. . . . . . . . . . . . . . . . . . .   329.5         371.4         239.2
                                                   905.6       1,205.2       1,046.9
   Allowance for losses. . . . . . . . . . . . .    (9.0)        (11.6)         (7.9)
     Finance Receivables, Net. . . . . . . . . .   896.6       1,193.6       1,039.0

Amounts Due from Sales of Receivables. . . . . .   270.6         264.3         279.9
Equipment on Operating Leases, Net . . . . . . .   113.4         101.1          47.4
Repossessions. . . . . . . . . . . . . . . . . .    12.5          13.2           5.8
Reinsurance Receivables. . . . . . . . . . . . .    25.7          21.2          22.3
Other Assets . . . . . . . . . . . . . . . . . .    45.6          65.6          45.5
Total Assets . . . . . . . . . . . . . . . . . .$1,498.4      $1,793.8      $1,577.8

    LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings. . . . . . . . . . . . . .$  142.0      $   99.4      $   56.5
Accounts Payable
  Affiliated companies . . . . . . . . . . . . .    80.6          24.5          14.2
  Other  . . . . . . . . . . . . . . . . . . . .    43.8          42.2          54.7
    Total  . . . . . . . . . . . . . . . . . . .   124.4          66.7          68.9

Dealers' Reserves. . . . . . . . . . . . . . . .    22.0          22.3          21.7
Unpaid Insurance Claims and Unearned Premiums. .    92.8          99.6         102.0
Accrued Income Taxes . . . . . . . . . . . . . .    16.3          10.8          18.8
Accrued Interest . . . . . . . . . . . . . . . .     3.8           8.9           6.0
Senior and Subordinated Debt . . . . . . . . . .   804.9       1,206.4       1,039.6

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
    and paid-in capital. . . . . . . . . . . . .   171.0         171.0         171.0
  Retained earnings  . . . . . . . . . . . . . .   120.8         107.4          90.6
  Unrealized gains (losses) on
    marketable securities. . . . . . . . . . . .     0.4           1.3           2.7
    Total. . . . . . . . . . . . . . . . . . . .   292.2         279.7         264.3
Total Liabilities and Shareowner's Equity. . .  $1,498.4      $1,793.8      $1,577.8

See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                           (Millions of dollars)

                                                           Three Months Ended
                                                                 January 31
                                                              1997        1996
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . .  $   13.4    $   16.6
   Adjustments to reconcile net income to cash
      used in operations:
      Gains on sales of receivables  . . . . . . . . . . .    (6.9)      (12.2)
      Depreciation and amortization. . . . . . . . . . . .     4.5         4.1
      Provision for losses on receivables. . . . . . . . .      .7         1.1
      Decrease in accounts payable to affiliates . . . . .   (17.4)      (75.3)
      Other. . . . . . . . . . . . . . . . . . . . . . . .    (8.2)        6.0
        Total. . . . . . . . . . . . . . . . . . . . . . .   (13.9)      (59.7)

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . .   479.8       500.4
   Purchase of retail notes and lease receivables. . . . .  (207.6)     (264.5)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . .    17.1        20.6
   Acquisitions under cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . .     4.2        53.4
   Purchase of marketable securities . . . . . . . . . . .   (10.0)      (19.3)
   Proceeds from sales and maturities of
      marketable securities  . . . . . . . . . . . . . . .    18.3        21.5
   Increase in property and equipment leased to others . .   (16.3)      (10.1)
        Total. . . . . . . . . . . . . . . . . . . . . . .   285.5       302.0

Cash Flow From Financing Activities
   Net increase in short term borrowings . . . . . . . . .    42.6         6.0
   Net decrease in bank revolving credit facility usage  .  (302.0)     (180.0)
   Net decrease in asset-backed commercial
      paper facility usage . . . . . . . . . . . . . . . .  (150.0)      (55.0)
   Proceeds from long-term debt  . . . . . . . . . . . . .    78.9           -
   Principal payment of long-term debt . . . . . . . . . .    (9.2)          -
   Net increase in advance from Transportation . . . . . .    73.6           -
   Dividends paid to Transportation. . . . . . . . . . . .       -       (10.0)
        Total. . . . . . . . . . . . . . . . . . . . . . .  (266.1)     (239.0)

Increase in Cash and Cash Equivalents  . . . . . . . . . .     5.5         3.3

Cash and Cash Equivalents at Beginning of Period . . . . .     6.7         2.9

Cash and Cash Equivalents at End of Period . . . . . . . . $  12.2        $6.2

Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . $  19.1       $23.2

   Income taxes paid . . . . . . . . . . . . . . . . . . . $   2.4       $ 4.1

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

    The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in the Corporation's 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to the Consolidated Financial Statements therein.

    In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1996 amounts have been reclassified to conform with the presentation used in the 1997 financial statements.

2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Outstanding sold receivables balances are as follows:

                                        January  31    October  31   January 31
                                             1997         1996          1996
                                                      ($ Millions)
      Retail notes. . . . . . . . . . .   $1,636.0      $1,366.4      $1,513.4
      Wholesale notes . . . . . . . . .      427.8         500.0         500.0
          Total   . . . . . . . . . . .   $2,063.8      $1,866.4      $2,013.4

    In November 1996, the Corporation sold $487 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation to an owner trust which, in turn, sold $455 million of notes and $32 million of certificates to investors. The proceeds of $474 million, net of underwriting fees and credit enhancements were used by the Corporation for general working capital purposes.

                    NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



   On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for all applicable transactions. SFAS No. 125 requires amounts previously classified as excess servicing to be reclassified as interest only receivables and to record such amounts at estimated fair value. Restatement of prior periods is not permitted. The new standard did not have a material effect on the Corporation's net income or financial condition.

   The Corporation's subordinated retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The terms of retail receivable sales require the Corporation to maintain cash reserves with the trusts as credit enhancement for public sales. The cash reserves held by the trusts are restricted for use by the securitized sales agreements. The following is a summary of amounts included in "Amounts Due from Sales of Receivables":

                                         January 31    October 31    January 31
                                            1997          1996          1996
                                                      ($ Millions)
     Cash held and invested by
        trusts. . . . . . . . . . . . .   $ 89.3        $ 85.2         $ 88.4
     Subordinated retained interests
        in wholesale receivables. . . .     85.1          85.4           86.0
     Subordinated retained interests
        in retail receivables . . . . .     98.8          96.0          101.1
     Interest only receivables. . . . .     12.9             -              -
     Excess servicing fee           . .        -          10.1           17.2
     Allowance for credit losses. . . .    (15.5)        (12.4)         (12.8)
           Total. . . . . . . . . . . .   $270.6        $264.3         $279.9


   The allowance for losses on receivables is summarized as follows:

                                        January 31    October 31     January 31
                                            1997         1996           1997
                                                     ($ Millions)
     Allowance pertaining to:
        Owned notes . . . . . . . . . .   $  9.0         $11.6          $ 7.9
        Sold notes. . . . . . . . . . .     15.5          12.4           12.8
            Total . . . . . . . . . . .    $24.5         $24.0          $20.7

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



3. Average short-term debt outstanding during the first quarter of fiscal 1997 and 1996, which included commercial paper and bank borrowings, was approximately $114 million and $61 million, respectively, at an average cost of 6.0% and 6.3%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 6.3% and 7.0% for the first three months of fiscal 1997 and 1996, respectively.

    Accounts payable due to affiliated companies at January 31, 1997 included an inter-company advance of $73.6 million. The advance, which was payable to Transportation, accrued interest at the Corporation's incremental short-term borrowing rate. There was no inter-company advance outstanding at January 31, 1996 or October 31, 1996.

4. The Corporation has $1,325 million of contractually committed support facilities, consisting of a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility. Each of these facilities has a maturity date of March 31, 2001. At January 31, 1997, unused commitments under these facilities were $704 million, of which $142 million provided funding backup for the outstanding short-term debt. The remaining $562 million, when combined with unrestricted cash and cash equivalents, made $574 million available to fund the general business purposes of the Corporation at January 31, 1997.

5. The Corporation manages its exposure to fluctuations in interest rate changes and limits the amount of fixed rate assets funded with variable rate debt by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



    During the first quarter of fiscal 1997, the Corporation did not enter into any derivative contracts, nor were there any derivative instruments outstanding at January 31, 1997.

    The Corporation's wholly-owned insurance subsidiary has investments in Collateralized Mortgage Obligations of $41 million which are included in the Corporation's marketable securities at January 31, 1997.

6. During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $12 million. The Department has taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. On February 14, 1997, a state law was enacted which will negate the Department's position and will relieve NFC of the aforementioned Notice of Deficiency.

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
          OPERATIONS AND FINANCIAL CONDITION



Certain statements under this caption constitute "forward-looking statements" under the Securities Reform Act, which involve risks and uncertainties. Navistar Financial Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Outlook."


Financing Volume

In the first quarter of fiscal 1997 customer demand for class 5 through 8 trucks declined approximately 11% compared with the same period of 1996. As a result of the lower customer demand and the continued highly competitive commercial financing market, acquisitions of retail notes and leases in the first quarter of fiscal 1997 of $224 million were 18% lower than 1996. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 15.8% during the first quarter of 1997 compared to 18.6% in the same period of 1996. Serviced retail notes and lease financing balances were $2.2 billion at January 31, 1997 and October 31, 1996 compared with $2.0 billion at January 31, 1996.

During the first quarter of fiscal 1997 and 1996 the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers. During the last quarter of fiscal 1996 and the first quarter of fiscal 1997, Transportation's dealers have reduced inventory levels in response to lower customer demand. Serviced wholesale note balances were $651 million at January 31, 1997 compared with $686 at October 31, 1996 and $928 million at January 31, 1996.

Owned finance receivable and lease balances, including retained interest in sold retail and wholesale receivables, were $1.2 billion at January 31, 1997 and 1996 and $1.4 billion at October 31, 1996. The decrease in owned receivable balances from year-end resulted from retail sales activity as sold retail receivables balances increased to $1.6 billion at January 31, 1997 from $1.4 billion at October 31, 1996 and $1.5 billion at January 31, 1996. Sold wholesale note balances were $428 million at January 31, 1997 and $500 million at October 31, 1996 and January 31, 1996.

                  NAVISTAR FINANCIAL CORPORATION
                         AND SUBSIDIARIES


ITEM  2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  RESULTS  OF
          OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations

The components of net income for the three months ended January  31 are as follows:

                                                               1997    1996
                                                                 ($Millions)
Income before income taxes:
   Finance operations. . . . . . . . . . . . . . . . . .  .   $19.5    $25.0
   Insurance operations. . . . . . . . . . . . . . . . .  .     2.4      1.9
      Income before taxes. . . . . . . . . . . . . . . .  .    21.9     26.9
   Taxes on income . . . . . . . . . . . . . . . . . . .  .     8.5     10.3
      Net  income . . . . . . . . . . . . . . . . . . . . .   $13.4    $16.6

Pretax income of $21.9 million was $5.0 million lower than 1996 primarily as a result of lower gains on sales of retail receivables and reduced levels of wholesale financing activities in response to lower customer demand. These factors were offset in part by lower borrowing costs due to the maturity in the third quarter of fiscal 1996 of high fixed-rate public debt.

Gains on sales of retail notes receivable during the first quarter of 1997 were $6.9 million on $487 million sold compared with gains of $12.2 million on $525 million sold in the first quarter of 1996. The higher gains in fiscal 1996 resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads improve as NFC's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on market interest rates at the time of the sale, which may be up to six months after the Corporation acquired the retail notes. During fiscal 1997 market interest rates were also declining in the period prior to the sale in November 1996, but not to the extent experienced in fiscal 1996 which caused the margins to be lower year over year.

Wholesale note revenue decreased 43% in 1997 to $9.2 million as a result of lower wholesale average outstanding note balances and lower average yields relating to a lower prime interest rate.

Borrowing costs declined $4.3 million to $15.9 million during the first quarter of 1997 due to lower wholesale funding requirements and lower borrowing rates. During 1997, the Corporation's weighted average interest rate on all debt declined to 6.3% from 7.0% in the first quarter of 1996 primarily due to the maturity of high fixed rate public debt in June 1996 and lower market interest rates.

                  NAVISTAR FINANCIAL CORPORATION
                         AND SUBSIDIARIES


ITEM  2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  RESULTS  OF
          OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

The $.5 million increase in pretax income for Harco National Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, resulted from improved loss experience in Harco's liability insurance lines during the first quarter of 1996 compared to 1995.


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues and equity capital. The current debt ratings of the Corporation have made bank borrowings and sales of finance receivables the most economical sources of cash. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

Operations used $13.9 million in cash in the first quarter of 1997 as the cash provided from net income was offset by a decrease in accounts payable reflecting the timing of payments to Transportation. Investment activities provided $285.5 million in cash during this period principally as a result of the sales of retail notes offset in part by the purchase of retail notes and leases. The cash generated from investment activities was used to reduce financing activities by $266.1 million.

Receivable sales were a significant source of funding in 1997 and 1996. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter of fiscal 1997 and 1996 the Corporation sold $486 and $525 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which in turn sold notes and certificates to investors. At January 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,973 million. The Corporation has a revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is funded by securities sold to the public comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004. As of January 31, 1997, $72 million of the tranche maturing in 1997 has been paid and the remaining $28 million will amortize over the next few months. The ongoing commitment will be $400 million.

                  NAVISTAR FINANCIAL CORPORATION
                         AND SUBSIDIARIES


ITEM  2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  RESULTS  OF
          OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

At  January  31,  1997,  available funding under  the  amended  and restated credit facility and the asset-backed commercial paper facility was $704 million, of which $142 million provided funding backup for the outstanding short-term debt. The remaining $562, when combined with unrestricted cash and cash equivalents, made $574 million available to fund the general business purposes of the Corporation.

The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily borrowings under the bank revolving credit agreement and fixed rate assets with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See notes to the Consolidated Financial Statements. Corporate policy prohibits the use of derivatives for speculative purposes.

On February 1, 1994, the Illinois Department of Revenue ("Department") issued a Notice of Deficiency to the Corporation for approximately $12 million for the fiscal years 1989 through 1991. On February 14, 1997, a state law was enacted which will negate the Department's position and will relieve NFC of the liability Notice of Deficiency.


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

No  reports  on Form 8-K were filed during the three  months  ended
January 31, 1997.



                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Navistar Financial Corporation
                                        (Registrant)






Date March 14, 1997              /s/ P. E. Cochran
                                     P. E. Cochran
                                     Vice President and Controller
                                     (Principal Accounting Officer)