Form 10-Q
period 1997-04-30
NAVISTAR FINANCIAL CORP
filed 1997-06-13
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997
                               OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

 Registrant's telephone number including area code 847-734-4000

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of May 31, 1997, the number of shares outstanding of the registrant's common stock was 1,600,000.

 THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


                            INDEX



                                                                         Page

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Statement of Consolidated Income and Retained Earnings--
          Three Months and Six Months Ended April 30, 1997 and 1996        2

          Statement of Consolidated Financial Condition --
          April 30, 1997; October 31, 1996; and April 30, 1996             3

          Statement of Consolidated Cash Flow --
          Six Months Ended April 30, 1997 and 1996                         4

          Notes to Consolidated Financial Statements                       5

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               9


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                14

Signature                                                                 14

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
     STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                           (Millions of dollars)

                                              Three Months Ended    Six Months Ended
                                                   April 30             April 30
                                               1997        1996     1997        1996
Revenue
 Retail notes and lease financing  . . . . .   $ 26.2    $ 20.9     $ 51.9    $ 48.1
 Wholesale notes . . . . . . . . . . . . . .      9.3      15.3       18.5      31.4
 Accounts  . . . . . . . . . . . . . . . . .      7.1       6.0       14.3      12.8
 Servicing fee income  . . . . . . . . . . .      4.5       5.0       10.1      10.6
 Insurance premiums earned . . . . . . . . .      8.1      10.7       16.5      21.1
 Marketable securities . . . . . . . . . . .      2.1       2.8        4.1       5.4
       Total . . . . . . . . . . . . . . . .     57.3      60.7      115.4     129.4


Expense
 Cost of borrowing
     Interest  . . . . . . . . . . . . . . .     17.2      19.7       31.5      36.8
     Other . . . . . . . . . . . . . . . . .      1.4       2.2        3.0       5.3
       Total . . . . . . . . . . . . . . . .     18.6      21.9       34.5      42.1

 Credit, collection and administrative . . .      7.5       7.0       14.5      13.8
 Provision for losses on receivables . . . .      0.5       1.6        1.2       2.7
 Insurance claims and underwriting . . . . .      9.7      13.6       17.6      24.5
 Depreciation expense and other. . . . . . .      5.8       2.1       10.5       4.9
       Total . . . . . . . . . . . . . . . .     42.1      46.2       78.3      88.0


Income Before Taxes on Income  . . . . . . .     15.2      14.5       37.1      41.4

Taxes on Income  . . . . . . . . . . . . . .      5.9       5.8       14.4      16.1

Net Income . . . . . . . . . . . . . . . . .      9.3       8.7       22.7      25.3

Retained Earnings

 Beginning of period . . . . . . . . . . . .    120.8      90.6      107.4      84.0

 Dividends paid  . . . . . . . . . . . . . .     30.0       0.0       30.0      10.0

 End of period . . . . . . . . . . . . . . .   $100.1    $ 99.3     $100.1     $99.3


See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
         STATEMENT OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                           (Millions of dollars)

                                                  April 30    October 31    April 30
                                                    1997         1996         1996
                ASSETS

Cash and Cash Equivalents . . . . . . . . . . .   $    2.8     $    6.7     $    6.7
Marketable  Securities  . . . . . . . . . . . .      122.3        128.1        125.0

Finance Receivables
   Retail  notes and lease financing  . . . . .      681.1        733.3        746.4
   Wholesale  notes . . . . . . . . . . . . . .      200.8        100.5        323.9
   Accounts . . . . . . . . . . . . . . . . . .      358.2        371.4        298.6
                                                   1,240.1      1,205.2      1,368.9

   Allowance for losses . . . . . . . . . . . .      (12.0)       (11.6)       (10.4)
      Finance Receivables, Net  . . . . . . . .    1,228.1      1,193.6      1,358.5

Amounts Due from Sales of Receivables . . . . .      209.1        264.3        267.3
Equipment on Operating Leases, Net  . . . . . .      107.3        101.1         54.0
Repossessions . . . . . . . . . . . . . . . . .       29.9         13.2          9.8
Reinsurance Receivables . . . . . . . . . . . .       23.6         21.2         22.8
Other Assets  . . . . . . . . . . . . . . . . .       59.3         65.6         58.6
Total Assets  . . . . . . . . . . . . . . . . .   $1,782.4     $1,793.8     $1,902.7

     LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings . . . . . . . . . . . . .   $  145.0     $   99.4    $    49.3
Accounts Payable
   Affiliated companies . . . . . . . . . . . .      126.2         24.5         49.0
   Other  . . . . . . . . . . . . . . . . . . .       39.9         42.2         56.7
      Total . . . . . . . . . . . . . . . . . .      166.1         66.7        105.7

Dealers' Reserves . . . . . . . . . . . . . . .       22.0         22.3         22.5
Unpaid Insurance Claims and Unearned Premiums .       92.0         99.6        103.8
Accrued Income Taxes  . . . . . . . . . . . . .        9.6         10.8         10.9
Accrued Interest  . . . . . . . . . . . . . . .        7.5          8.9         11.0
Senior and Subordinated Debt  . . . . . . . . .    1,067.8      1,206.4      1,328.8

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital . . . . . . . . . . .      171.0        171.0        171.0
   Retained earnings  . . . . . . . . . . . . .      100.1        107.4         99.3
  Unrealized gains (losses) on marketable
      securities  . . . . . . . . . . . . . . .        1.3          1.3          0.4
      Total . . . . . . . . . . . . . . . . . .      272.4        279.7        270.7
Total Liabilities and Shareowner's Equity . . .   $1,782.4     $1,793.8     $1,902.7


See Notes to Consolidated Financial Statements.

              NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED CASH FLOW (Unaudited)
                           (Millions of dollars)

                                                              Six Months Ended
                                                                  April 30
                                                              1997        1996
Cash Flow From Operations
  Net income  . . . . . . . . . . . . . . . . . . .  . . . . $ 22.7     $ 25.3
  Adjustments to reconcile net income to cash
     provided from operations:
     Gains on sales of receivables . . . . . . . . . . . . .   (6.9)     (12.2)
     Depreciation and amortization . . . . . . . . . . . . .   10.8        7.8
     Provision for losses on receivables . . . . . . . . . .    1.2        2.7
     Increase (decrease) in accounts payable to affiliates .    3.4      (69.4)
     Other . . . . . . . . . . . . . . . . . . . . . . . . .  (13.3)       3.7
         Total . . . . . . . . . . . . . . . . . . . . . . .   17.9      (42.1)

Cash Flow From Investing Activities
  Proceeds from sold retail notes  . . . . . . . . . . . . .  481.0      514.2
  Purchase of retail notes and lease receivables . . . . . . (444.5)    (575.6)
  Principal collections on retail notes and
    lease receivables. . . . . . . . . . . . . . . . . . . .   43.3       47.1
  Acquisitions (over) under cash collections of wholesale
     notes and accounts receivable . . . . . . . . . . . . .  (71.1)      12.1
  Purchase of marketable securities. . . . . . . . . . . . .  (46.5)     (36.1)
  Proceeds from sales and maturities
     of marketable securities  . . . . . . . . . . . . . . .   53.9       42.4
  Increase in property and equipment leased to others. . . .  (16.0)     (19.2)
         Total . . . . . . . . . . . . . . . . . . . . . . .    0.1      (15.1)

Cash Flow From Financing Activities
  Net increase (decrease) in short-term borrowings . . . . .   45.6       (1.2)
  Net decrease in bank revolving credit facility usage . . . (204.0)     (50.0)
  Net increase in asset-backed commercial paper
     facility usage  . . . . . . . . . . . . . . . . . . . .    0.3       93.3
  Proceeds from long-term debt . . . . . . . . . . . . . . .   78.9        0.0
  Principal payments on long-term debt . . . . . . . . . . .  (11.0)       0.0
  Net increase in advance from Transportation  . . . . . . .   98.3       28.9
  Dividends paid to Transportation . . . . . . . . . . . . .  (30.0)     (10.0)
         Total . . . . . . . . . . . . . . . . . . . . . . .  (21.9)      61.0

(Decrease) increase in Cash and Cash Equivalents . . . . . .   (3.9)       3.8

Cash and Cash Equivalents at Beginning of Period . . . . . .    6.7        2.9

Cash and Cash Equivalents at End of Period . . . . . . . .  $   2.8    $   6.7

Supplemental disclosure of cash flow information

  Interest paid  . . . . . . . . . . . . . . . . . . . . .  $  32.1    $  37.9

  Income taxes paid  . . . . . . . . . . . . . . . . . . .  $  15.3    $  16.5

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


2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances, net of unearned finance income, are as follows:

                                         April 30     October 31     April 30
                                           1997          1996          1996
                                                      ($Millions)

     Retail notes . . . . . . . . . .    $1,373.7      $1,366.4      $1,325.4
     Wholesale notes  . . . . . . . .       400.0         500.0         500.0
         Total  . . . . . . . . . . .    $1,773.7      $1,866.4      $1,825.4

     In November 1996, the Corporation sold $487 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to an owner trust which, in turn, sold $455 million of notes and $32 million of certificates to investors. The proceeds, net of underwriting fees and credit enhancements, were $474 million.

     On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for all applicable transactions. SFAS No. 125 requires that amounts previously classified as excess servicing be reclassified as interest only receivables and that such amounts be recorded at estimated fair value. Restatement of the financial statements of prior periods is not permitted. The new standard did not have a material effect on the Corporation's net income or financial condition.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


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

                                          April 30    October 31    April 30
                                            1997         1996         1996
                                                     ($ Millions)

    Cash held and invested by
       trusts  . . . . . . . . . . . .     $ 75.7       $ 85.2       $ 80.3
    Subordinated retained interests
       in wholesale receivables  . . .       69.4         85.4         85.8
    Subordinated retained interests
       in retail receivables . . . . .       67.3         96.0         99.7
    Interest only receivables. . . . .        9.2            -            -
    Excess servicing . . . . . . . . .          -         10.1         12.8
    Allowance for credit losses  . . .      (12.5)       (12.4)       (11.3)
           Total . . . . . . . . . . .     $209.1       $264.3       $267.3

    The allowance for losses on receivables is summarized as follows:

                                          April 30    October 31    April 30
                                            1997         1996         1996
                                                      ($Millions)
   Allowance pertaining to:
       Owned notes . . . . . . . . .        $12.0        $11.6        $10.4
       Sold notes  . . . . . . . . .         12.5         12.4         11.3
          Total  . . . . . . . . . .        $24.5        $24.0        $21.7

On  May  7,  1997, the Corporation sold $500 million  of  retail notes, net of unearned finance income, through "NFRRC" to an owner trust, which in turn, sold $500 million of notes to investors. The proceeds, net of underwriting fees and credit enhancements, were $477 million. A gain of $6.4 million was recognized on the sale.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



3.   Average short-term debt outstanding during the first  six
     months of fiscal 1997 and 1996, which included commercial paper and bank borrowings, was approximately $126 million and $56 million, at an average cost of 5.9% and 6.1%, respectively. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 6.2% and 6.6% for the first six months of fiscal 1997 and 1996, respectively.

     Accounts payable due to affiliated companies at April  30,
     1997 and 1996 include an inter-company advance of $98.3 million and $28.9 million, respectively. The advance, which is payable
     to  Transportation,  accrues interest at  the   Corporation's
     incremental short-term borrowing rate. There was no inter-company advance outstanding at October 31, 1996.


4. The Corporation has $1,325 million of contractually committed support facilities, consisting of a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity
     facility.   Each  of these facilities has a maturity  date  of
     March 31, 2001. At April 30, 1997, unused commitments under these facilities were $440 million, of which $145 million provided funding backup for the outstanding short-term debt. The remaining $295 million, when combined with unrestricted cash and cash equivalents, made $298 million available to fund the general business purposes of the Corporation at April 30, 1997.

     In the first quarter of fiscal 1997, the Corporation entered into two sale-leaseback transactions involving vehicles that were subject to retail leases with end users. The aggregate value of the leased vehicles was approximately $75 million. In these transactions, the Corporation transferred the vehicles to third party lessors and simultaneously leased the vehicles back from the lessors. In each transaction, the Corporation pledged the associated retail leases to the lessors as collateral. As of April 30, 1997 the outstanding capital lease obligation was $68 million.

     In May 1997, the Corporation sold $100 million of Senior Subordinated Notes due June 2002. The net proceeds from the sale of the Notes offered were approximately $97.5 million after deduction of the underwriting compensation and certain other estimated expenses. The Corporation used the net proceeds to repurchase $6.0 million of its outstanding Senior Subordinated Notes due November 1998 and to reduce outstanding indebtedness under the bank revolving credit facility.

     Effective May 27, 1997, the Corporation amended and restated its bank revolving credit facility to permit the Corporation to lend up to $100 million to Transportation, secured by Transportation's service parts and new and used truck inventories, and to enable the Corporation, with certain covenant limitations, to make loans to Transportation's Mexican finance affiliates.

                NAVISTAR FINANCIAL CORPORATION
                       AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


5. The Corporation manages its exposure to fluctuations in interest rates and limits the amount of fixed rate assets funded with variable rate debt by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. The Corporation manages exposure to counter-party credit risk by entering into
     derivative   financial   instruments  with   major   financial
     institutions that can be expected to fully perform under the terms of such agreements.

     During March through April 1997, the Corporation entered into $500 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999 related to the May 1997 sale of retail receivables. These hedge agreements, which were closed in conjunction with the pricing of the sale, resulted in a $0.7 million loss which was deferred at April 30, 1997, and netted against the gain on the sale of receivables recognized in May 1997.

     In April 1997, the Corporation entered into a $100 million forward interest rate lock agreement on a U.S. Treasury security maturing in March 2002 related to the May 1997 subordinated debt
     issue.   The  hedge agreement, which was closed in conjunction
     with the pricing of the subordinated debt, resulted in a $0.9 million loss which will be amortized and included in interest expense over the life of the subordinated debt.

     In the third quarter of fiscal 1997, the Corporation entered into $100 million of forward starting swaps related to the anticipated November 1997 sale of retail receivables. The swap agreements start on October 31, 1997 and expire on July 15, 1999. The Corporation intends to close these positions in October 1997 on the pricing date of the sale. The gain or loss which will result from the swap transaction will be included in the gain or loss on the sale of receivables recognized in November 1997.


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

                NAVISTAR FINANCIAL CORPORATION
                         AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Certain statements under this caption constitute "forward-looking statements" under the Securities Reform Act, which involve risks
and   uncertainties.  Navistar  Financial  Corporation's  actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Outlook".

Financing Volume

In the first six months of fiscal 1997 industry demand for Class 5 through 8 trucks declined approximately 5% compared with the same period of 1996. In the first half of 1997, the Corporation's retail financing acquisitions, including retail notes and finance and operating leases, were $472 million or 18% lower than the comparable period of fiscal 1996. The decrease is primarily the result of the lower industry demand and the highly competitive commercial financing market. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 13% during the first half of 1997 compared with 18% during the first six months of 1996. Serviced retail notes and lease financing balances were $2.2 billion at April 30, 1997 and October 31, 1996 compared with $2.1 billion at April 30, 1996.

During  the  first  six  months of fiscal  1997  and  1996,  the
Corporation supplied 95% of the wholesale financing of new trucks sold to Transportation's dealers, slightly above the 94% supplied in the comparable period of 1996. Transportation's dealers have reduced inventory levels from year ago levels in part due to lower customer demand. Serviced wholesale note balances were $670 million at April 30, 1997 compared with $676 million at October 31, 1996 and $910 million at April 30, 1996.

Owned finance receivables and lease balances, including retained interests in sold retail and wholesale receivables, were $1.4 billion at April 30, 1997 and October 31, 1996 and $1.5 billion at April 30, 1996. Owned balances as of April 1997 were $0.1 billion lower than April 1996 primarily as a result of lower wholesale financing activity, offset in part by lower sold wholesale balances due to the maturity of one tranche of the wholesale note trust. Net sold retail receivable balances were $1.4 billion at April 30, 1997 and October 31, 1996 compared to $1.3 billion at April 30, 1996. Sold wholesale notes receivable declined to $400 million from $500 million at October 31, 1996 and April 30, 1996.

                 NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                              Three Months        Six Months
                                             Ended April 30     Ended April 30
                                             1997      1996     1997      1996
Income before income taxes:
  Finance operations. . . . . . . . . . .   $14.9     $14.7     $34.4    $39.7
  Insurance operations. . . . . . . . . .     0.3       (.2)      2.7      1.7
     Income before taxes. . . . . . . . .    15.2      14.5      37.1     41.4
Taxes on income . . . . . . . . . . . . .     5.9       5.8      14.4     16.1
     Net income . . . . . . . . . . . . .   $ 9.3     $ 8.7     $22.7    $25.3

In the second quarter of fiscal 1997, the Corporation's pretax income of $15.2 million was $.7 million higher than the second quarter of fiscal 1996. The Corporation experienced lower borrowing costs due to the maturity of high yield fixed rate debt in the third quarter of fiscal 1996 and a reduction in provision for losses due to lower retail financing activities.

Pretax income during the first six months of 1997 decreased $4.3 million to $37.1 million compared to 1996 primarily as a result of lower wholesale financing activities and lower gains on sales of retail notes partially offset by lower borrowing costs due to the maturity of the high yield fixed rate debt.

Retail note and lease revenue increased $3.8 million to $51.9 in the first half of 1997 compared to 1996. The increase is primarily the result of higher average owned finance receivables and investment in operating leases offset, in part, by lower gains on sales of retail notes. Gains on sales of retail notes receivable during the first half of 1997 were $6.9 million on $487 million sold compared with gains of $12.2 million on $525 million sold in the first half of 1996. The higher gains in fiscal 1996 resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads improve as the Corporation's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on market interest rates at the time of the sale, which may be up to six months after the Corporation acquired the retail notes.

Wholesale note revenue decreased 41% in 1997 to $18.5 million as a result of lower average wholesale note balances and lower average yields relating to a lower prime interest rate.

                       NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



Results of Operations (continued)

Borrowing costs declined $7.6 million to $34.5 million during the first half of 1997 due to lower wholesale funding requirements and lower borrowing rates. The Corporation's weighted average interest rate on all debt declined to 6.2% from 6.6% in the first six months of 1996 primarily due to the maturity of high fixed rate public debt in June 1996 and lower market interest rates.

The provision for losses decreased $1.5 million to $1.2 million during the first six months of 1997 as compared to the same period of fiscal 1996. The lower provision for losses in 1997 is a result of lower retail financing activities. The Corporation's allowance for losses as a percentage of serviced finance receivables was .77%, .74% and .65% at April 30, 1997, October 31, 1996 and April 30, 1996, respectively.

Depreciation expense and other during the first six months of 1997 was $10.5 million compared to $4.9 million in the comparable period of 1996. The increase is primarily the result of a larger investment in equipment under operating leases.

Harco Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, had pretax income of $2.7 million in the first six months of fiscal 1997 up $1.0 million from the first six months of fiscal 1996. This increase was primarily due to improved loss experience in Harco's liability insurance lines, offset in part by lower earned premiums in Harco's physical damage and liability lines.


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the
United  States.   Navistar Financial has traditionally  obtained
the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short- and long-term bank borrowings, medium and long-term debt issues and equity capital. The current debt ratings of the
Corporation  have  made bank borrowings  and  sales  of  finance
receivables  the  most  economical sources  of  financing.   The
Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

Operations provided $17.9 million in cash in the first six months of 1997. Investment activities provided $0.1 million in cash during this period principally as a result of the proceeds from sold retail notes offset by the purchase of retail notes and the maturity of one $100 million tranche of sold wholesale notes. The cash generated by operations was used to reduce financing activities by $21.9 million.

                NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Receivable sales were a significant source of funding in 1997 and 1996. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first six months of fiscal 1997 and 1996 the Corporation sold $487 million and $525 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which, in turn, sold notes and certificates to investors. At April 30, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2.0 billion. The Corporation has a revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is funded by securities sold to the public comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004. As of April 30, 1997, $100 million of the tranche maturing in 1997 has been paid, and the outstanding securities are $400 million.

In the first quarter of fiscal 1997, the Corporation entered into two sale-leaseback transactions involving vehicles that were subject to retail leases with end users. The aggregate value of
the  leased  vehicles was approximately $75 million.   In  these
transactions, the Corporation transferred the vehicles to third party lessors and simultaneously leased the vehicles back from the lessors. In each transaction, the Corporation pledged the associated retail leases to the lessors as collateral. As of April 30, 1997, the outstanding capital lease obligation was $68 million.

At  April  30,  1997, available funding under  the  amended  and restated bank revolving credit facility and the asset-backed commercial paper facility was $440 million, of which $145 million provided funding backup for the outstanding short-term debt. The remaining $295 million, when combined with unrestricted cash and cash equivalents, made $298 million available to fund the general business purposes of the Corporation.

The Corporation paid dividends of $30.0 million to Transportation during the first six months of 1997 compared with $10.0 million
of   dividends  paid  during  the  first  half  of  1996.    The
Corporation's debt to equity ratio was 4.5:1 at April 30, 1997, 4.7:1 at October 31, 1996 and 5.1:1 at April 30, 1996.

In May 1997, the Corporation sold $500 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which in turn sold notes to investors. A gain of approximately
$6.4 million was recognized on the sale.

In May 1997, the Corporation issued $100 million of Senior Subordinated Notes due June 2002. The Company used the net proceeds to repurchase $6.0 million of its outstanding Senior Subordinated Notes due November 1998 and to reduce outstanding indebtedness under the bank revolving credit facility.

                NAVISTAR FINANCIAL CORPORATION
                        AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily by borrowing under the bank revolving credit agreement. Fixed rate assets are funded with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. See notes to the Consolidated Financial Statements. Corporate policy prohibits the use of derivatives for speculative purposes.

Under a state law enacted February 14, 1997, the Corporation will be relieved of any liability under the Notice of Deficiency issued by the Illinois Department of Revenue ("Department") to
the  Corporation  for the fiscal years 1989 through  1991.   See
Note 6 to the Consolidated Financial Statements for further discussion.


Business Outlook

Fiscal 1997 full year demand for heavy trucks is expected to be below fiscal 1996 levels and correspondingly the Corporation's profitability and wholesale and retail financing activity are anticipated to be lower. Competition will continue to put pressure on the Corporation's retail note acquisition activity and retail note margins.

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

         No reports on Form 8-K were filed during the six months ended April 30, 1997.



                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Navistar Financial Corporation
                                                (Registrant)



Date June 13, 1997                      /s/ P. E. Cochran
                                            P. E. Cochran
                                            Vice President and Controller
                                            (Principal Accounting Officer)