Form 10-Q
period 1997-07-31
NAVISTAR FINANCIAL CORP
filed 1997-09-15
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1997, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Statements of Consolidated Income and Retained Earnings --
         Three Months and Nine Months Ended July 31, 1997 and 1996..........  2

         Statements of Consolidated Financial Condition --
         July 31, 1997; October 31, 1996; and July 31, 1996.................  3

         Statements of Consolidated Cash Flow --
         Nine Months Ended July 31, 1997 and 1996...........................  4

         Notes to Consolidated Financial Statements.........................  5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.................................  8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 12


Signature .................................................................. 12

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                                 Three Months Ended          Nine Months Ended
                                                       July 31                    July 31
                                                  1997        1996          1997        1996
Revenue
   Retail notes and lease financing  . . . . .   $ 28.7      $ 27.8        $ 80.6       $ 75.9
   Wholesale notes . . . . . . . . . . . . . .      9.3        14.6          27.8         46.0
   Accounts  . . . . . . . . . . . . . . . . .      8.7         7.1          23.0         19.9
   Servicing fee income  . . . . . . . . . . .      5.1         5.1          15.2         15.7
   Insurance premiums earned . . . . . . . . .      8.4        10.5          24.9         31.6
   Marketable securities . . . . . . . . . . .      2.3         1.9           6.4          7.3
           Total . . . . . . . . . . . . . . .     62.5        67.0         177.9        196.4


Expense
   Cost of borrowing
       Interest  . . . . . . . . . . . . . . .     16.7        18.8          48.2         55.6
       Other . . . . . . . . . . . . . . . . .      2.2         1.6           5.2          6.9
           Total . . . . . . . . . . . . . . .     18.9        20.4          53.4         62.5

   Credit, collection and administrative . . .      7.9         7.3          22.4         21.1
   Provision for losses on receivables . . . .      0.3         1.7           1.5          4.4
   Insurance claims and underwriting . . . . .      9.2        11.1          26.8         35.6
   Depreciation expense and other. . . . . . .      4.2         0.8          14.7          5.7
           Total . . . . . . . . . . . . . . .     40.5        41.3         118.8        129.3


Income Before Taxes on Income. . . . . . . . .     22.0        25.7          59.1         67.1

Taxes on Income. . . . . . . . . . . . . . . .      8.6        10.1          23.0         26.2

Net Income . . . . . . . . . . . . . . . . . .     13.4        15.6          36.1         40.9

Retained Earnings

   Beginning of period . . . . . . . . . . . .    100.1        99.3         107.4         84.0

   Dividends paid  . . . . . . . . . . . . . .      5.0        10.0          35.0         20.0

   End of period . . . . . . . . . . . . . . .   $108.5      $104.9        $108.5       $104.9


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                              July 31     October 31    July 31
                                                1997         1996         1996
                              ASSETS

Cash and Cash Equivalents . . . . . . . . . . $    8.9     $    6.7    $   19.5
Marketable Securities . . . . . . . . . . . .    115.6        128.1       123.1

Finance Receivables
     Retail notes and lease financing . . . .    453.3        733.3       535.6
     Wholesale notes  . . . . . . . . . . . .    179.9        100.5       217.6
     Accounts . . . . . . . . . . . . . . . .    336.8        371.4       261.3
                                                 970.0      1,205.2     1,014.5
     Allowance for losses . . . . . . . . . .     (9.3)       (11.6)       (8.5)
         Finance Receivables, Net . . . . . .    960.7      1,193.6     1,006.0

Amounts Due from Sales of Receivables . . . .    219.3        264.3       295.0
Equipment on Operating Leases, Net  . . . . .    116.0        101.1        57.1
Repossessions . . . . . . . . . . . . . . . .     24.5         13.2         9.3
Reinsurance Receivables . . . . . . . . . . .     23.7         21.2        22.5
Other Assets  . . . . . . . . . . . . . . . .     49.1         65.6        52.0
Total Assets  . . . . . . . . . . . . . . . . $1,517.8     $1,793.8    $1,584.5

         LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings . . . . . . . . . . . . $  112.3     $   99.4    $  117.8
Accounts Payable
     Affiliated companies . . . . . . . . . .    114.0         24.5       110.4
     Other  . . . . . . . . . . . . . . . . .     32.5         42.2        58.5
         Total  . . . . . . . . . . . . . . .    146.5         66.7       168.9

Dealers' Reserves . . . . . . . . . . . . . .     22.5         22.3        22.9
Unpaid Insurance Claims and
   Unearned Premiums  . . . . . . . . . . . .     89.5         99.6       102.1
Accrued Income Taxes  . . . . . . . . . . . .     13.0         10.8        13.5
Accrued Interest  . . . . . . . . . . . . . .      6.3          8.9         5.6
Senior and Subordinated Debt  . . . . . . . .    844.6      1,206.4       878.1

Shareowner's Equity
     Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital . . . . . . . . . .    171.0        171.0       171.0
     Retained earnings  . . . . . . . . . . .    108.5        107.4       104.9
     Unrealized gains (losses) on marketable
         securities . . . . . . . . . . . . .      3.6          1.3        (0.3)
         Total  . . . . . . . . . . . . . . .    283.1        279.7       275.6
Total Liabilities and Shareowner's Equity . . $1,517.8     $1,793.8    $1,584.5


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                              Nine Months Ended
                                                                   July 31
                                                               1997       1996
Cash Flow From Operations
   Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 36.1     $ 40.9
   Adjustments to reconcile net income to cash
       provided from operations:
       Gains on sales of receivables . . . . . . . . . . . .   (13.4)     (20.2)
       Depreciation and amortization . . . . . . . . . . . .    16.4       10.8
       Provision for losses on receivables . . . . . . . . .     1.5        4.4
       Increase in accounts payable to affiliates  . . . . .    89.5       20.9
       (Decrease) increase in unpaid insurance claims and
         unearned premiums, net of reinsurance receivables .   (12.6)       0.6
       Other . . . . . . . . . . . . . . . . . . . . . . . .    (8.2)      (2.9)
           Total . . . . . . . . . . . . . . . . . . . . . .   109.3       54.5

Cash Flow From Investing Activities
   Net proceeds from sold retail notes . . . . . . . . . . .   938.1      950.0
   Purchase of retail notes and lease receivables  . . . . .  (703.0)    (843.6)
   Principal collections on retail notes and
       lease receivables . . . . . . . . . . . . . . . . . .    69.0       66.2
   Acquisitions (over) under cash collections of wholesale
       notes and accounts receivable . . . . . . . . . . . .   (28.7)     158.2
   Purchase of marketable securities . . . . . . . . . . . .   (67.9)     (47.4)
   Proceeds from sales and maturities
       of marketable securities  . . . . . . . . . . . . . .    86.0       54.5
   Increase in property and equipment leased to others . . .   (29.3)     (24.8)
           Total . . . . . . . . . . . . . . . . . . . . . .   264.2      313.1

Cash Flow From Financing Activities
   Net increase in short-term borrowings   . . . . . . . . .    12.9       67.3
   Net (decrease) in bank revolving credit facility usage. .  (334.0)    (250.0)
   Net (decrease) in asset-backed
       commercial paper facility usage . . . . . . . . . . .  (173.0)     (30.8)
   Proceeds from long-term debt  . . . . . . . . . . . . . .   176.4          -
   Principal payments on long-term debt  . . . . . . . . . .   (18.6)    (117.5)
   Dividends paid to Transportation  . . . . . . . . . . . .   (35.0)     (20.0)
           Total . . . . . . . . . . . . . . . . . . . . . .  (371.3)    (351.0)

Increase in Cash and Cash Equivalents  . . . . . . . . . . .     2.2       16.6

Cash and Cash Equivalents at Beginning of Period . . . . . .     6.7        2.9

Cash and Cash Equivalents at End of Period . . . . . . . . . $   8.9    $  19.5

Supplemental disclosure of cash flow information

     Interest paid . . . . . . . . . . . . . . . . . . . . . $  49.5    $  62.1

     Income taxes paid . . . . . . . . . . . . . . . . . . . $  22.1    $  23.7

See Notes to Consolidated Financial Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1. The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation.

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

2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Uncollected sold receivables balances, net of unearned finance income, are as follows:

                                       July 31       October 31      July 31
                                         1997           1996           1996
                                                    ($ Millions)

     Retail notes . . . . . . . . . .    $1,634.6      $1,366.4      $1,566.7
     Wholesale notes  . . . . . . . .       400.0         500.0         500.0
         Total  . . . . . . . . . . .    $2,034.6      $1,866.4      $2,066.7

     During the first three quarters of 1997, the Corporation sold $987 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to an owner trust which, in turn, sold notes and certificates to investors. The proceeds, net of underwriting fees and credit enhancements, were $950 million.

     In July 1997, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, filed a shelf registration statement with the Securities and Exchange Commission providing for the issuance of up to $400 million of pass-through certificates backed by an undivided ownership interest in wholesale notes. The registration statement, which was declared effective July 21, 1997, permitted NFSC to offer and sell series of certificates backed by interests in wholesale notes. On August 5, 1997, NFSC sold to the public, $200 million of asset backed certificates issued by Navistar Financial Dealer Note Master Trust. The certificates mature in August 2003.

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

                                          July 31     October 31      July 31
                                           1997          1996          1996
                                                     ($ Millions)

    Cash held and invested by
       trusts  . . . . . . . . . . . .     $ 92.7        $ 85.2        $ 95.6
    Subordinated retained interests
       in wholesale receivables  . . .       69.2          85.4          85.6
    Subordinated retained interests
       in retail receivables . . . . .       61.4          96.0         114.0
    Interest only receivables. . . . .       11.2             -             -
    Excess servicing . . . . . . . . .          -          10.1          14.0
    Allowance for credit losses  . . .      (15.2)        (12.4)        (14.2)
           Total . . . . . . . . . . .     $219.3        $264.3        $295.0

   The allowance for losses on receivables is summarized as follows:

                                         July 31      October 31     July 31
                                          1997           1996         1996
                                                     ($ Millions)
   Allowance pertaining to:
       Owned notes . . . . . . . . .       $ 9.3         $11.6         $ 8.5
       Sold notes  . . . . . . . . .        15.2          12.4          14.2
          Total  . . . . . . . . . .       $24.5         $24.0         $22.7

3. Average short-term debt outstanding during the first nine months of fiscal 1997 and 1996, which included commercial paper and bank borrowings, was approximately $120 million and $64 million, respectively, at an average cost, during each period, of 6.0%. The weighted average interest rate on all debt, including short-term debt and the effect of discounts and related amortization, was 6.3% and 6.5% for the first nine months of fiscal 1997 and 1996, respectively.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. The Corporation has $1,325 million of contractually committed support facilities, consisting of a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility. Each of these facilities has a maturity date of March 31, 2001. At July 31, 1997, unused commitments under these facilities were $755 million, of which $112 million provided funding backup for the outstanding short-term debt. The remaining $643 million, when combined with unrestricted cash and cash equivalents, made $652 million available to fund the general business purposes of the Corporation at July 31, 1997.

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

     In the third quarter of fiscal 1997, the Corporation entered into $100 million of forward starting swaps. The swap agreements start on October 31, 1997 and expire on July 15, 1999. The Corporation also entered into $100 million of forward interest rate lock agreements based on a U.S. Treasury Security maturing in July 1999. The Corporation entered into these agreements in anticipation of a November 1997 sale of retail receivables and intends to close these positions on the pricing date of the sale. The gain or loss which will result from these hedge transactions will be included in the gain or loss on the sale of receivables recognized in November 1997.


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

Financing Volume
In the first nine months of fiscal 1997 industry demand for Class 5 through 8 trucks declined approximately 4% compared with the same period of 1996. During the first nine months of 1997, the Corporation's retail financing acquisitions, including retail notes and finance and operating leases, were $703 million or 17% lower than the comparable period of fiscal 1996. The decrease is primarily the result of the lower industry demand and the highly competitive commercial financing market. The Corporation's share of the retail financing of new trucks manufactured by Transportation and sold in the United States was 13% during the first nine months of 1997 compared with 17% during the same period a year ago. Serviced retail notes and lease financing balances were $2.2 billion at July 31, 1997, October 31, 1996, and July 31, 1996.

During the first nine months of fiscal 1997 and 1996 the Corporation supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers. Serviced wholesale note balances were $649 million at July 31, 1997, $686 million at October 31, 1996, and $803 million at July 31, 1996. The decrease in wholesale financing is due to lower dealer inventory levels.

Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

                                              Three Months       Nine Months
                                             Ended July 31      Ended July 31
                                             1997      1996     1997     1996
Income before income taxes:
  Finance operations. . . . . . . . . . .   $20.5     $24.7    $54.9    $64.4
  Insurance operations. . . . . . . . . .     1.5       1.0      4.2      2.7
     Income before taxes. . . . . . . . .    22.0      25.7     59.1     67.1
  Taxes on income . . . . . . . . . . . .     8.6      10.1     23.0     26.2
     Net income . . . . . . . . . . . . .   $13.4     $15.6    $36.1    $40.9


                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

During the third quarter of fiscal 1997, the Corporation's pretax income of $22.0 million was $3.7 million lower than the corresponding period of fiscal 1996. The decrease was due primarily to lower wholesale financing activity which was the result of lower levels of dealer inventory.

Pretax income during the first nine months of 1997 decreased $8.0 million to $59.1 million compared to 1996 primarily as a result of lower wholesale financing activities and lower gains on sales of retail notes partially offset by lower borrowing costs due to the maturity of high yield fixed rate debt. Gains on sales of retail notes receivable during the first nine months of 1997 were $13.4 million on $987 million sold compared with gains of $20.2 million on $985 million sold in the first nine months of 1996. The higher gains in fiscal 1996 resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads improve as the Corporation's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when notes are acquired. In addition, the effective interest rate for each sale is based on market interest rates at the time of the sale, which may be up to six months after the Corporation acquired the retail notes.

Borrowing costs declined $9.1 million to $53.4 million during the first nine months of 1997 due to lower wholesale funding requirements and lower borrowing rates. The Corporation's weighted average interest rate on all debt declined to 6.3% from 6.5% in the first nine months of 1996 primarily due to the maturity of high fixed rate public debt in June 1996.

The provision for losses decreased $2.9 million to $1.5 million during the first nine months of 1997 as compared to the same period of fiscal 1996. The lower provision for losses in 1997 is primarily a result of lower retail financing activities. The Corporation's allowance for losses as a percentage of serviced finance receivables was .77%, .74% and .70% at July 31, 1997, October 31, 1996 and July 31, 1996, respectively.

Depreciation and other expenses during the first nine months of 1997 was $14.7 million compared to $5.7 million in the comparable period of 1996. The increase is primarily the result of a larger investment in equipment under operating leases.

Harco National Insurance Company ("Harco"), the Corporation's wholly-owned insurance subsidiary, had pretax income of $4.2 million in the first nine months of fiscal 1997 up $1.5 million from the first nine months of fiscal 1996. This increase was primarily due to improved loss experience in Harco's liability insurance lines, offset in part by lower earned premiums in Harco's physical damage and liability lines.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt issues and equity capital. The current debt ratings of the Corporation have made bank borrowings and sales of finance receivables the most economical sources of financing. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

Operations provided $109.3 million in cash in the first nine months of 1997. Investment activities provided $264.2 million in cash during this period principally as a result of the proceeds from sold retail notes offset by the purchase of retail notes and the maturity of one $100 million tranche of sold wholesale notes. The cash generated by operations and investing activities was used to pay dividends of $35.0 million to Transportation and reduce financing activities by $336.3 million during the nine months ended July 31, 1997.

Retail receivable sales were a significant source of funding in 1997 and 1996. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first nine months of fiscal 1997 and 1996 the Corporation sold $987 million and $985 million, respectively, of retail notes. At July 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1.5 billion.

The Corporation has a revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is funded by securities sold to the public comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004. As of July 31, 1997, $100 million of the tranche maturing in 1997 has been paid, and the outstanding securities are $400 million. In July 1997, the Corporation filed a shelf registration to issue an additional $400 million of investor certificates. In August, the trust issued a $200 million tranche of investor certificates which matures in August 2003.

In May 1997, the Corporation sold $100 million of Senior Subordinated Notes due June 2002. The net proceeds from the sale of the Notes offered were approximately $97.5 million after deduction of the underwriting fees and certain other expenses.

The Corporation has $1,325 million of contractually committed support facilities, consisting of a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility. Each of these facilities has a maturity date of March 31, 2001. At July 31, 1997, unused commitments under these facilities were $755 million, of which $112 million provided funding backup for the outstanding short-term debt. The remaining $643 million, when combined with unrestricted cash and cash equivalents, made $652 million available to fund the general business purposes of the Corporation at July 31, 1997.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)


The Corporation manages sensitivity to interest rate changes by funding floating rate assets with floating rate debt, primarily by borrowing under the bank revolving credit agreement. Fixed rate assets are funded with fixed rate debt, equity and floating rate debt. Management has limited the amount of fixed rate assets funded with floating rate debt by selling retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. At July 31, 1997, the Corporation was a party to four interest rate derivative transactions; two forward starting swap agreements and two forward treasury locks. The Corporation entered into these agreements in anticipation of a November 1997 sale of retail receivables and intends to close these positions on the pricing date of the sale. The gain or loss which will result from these transactions will be included in the gain or loss on the sale of retail receivables recognized in November 1997.

Under a state law enacted February 14, 1997, the Corporation will be relieved of any liability under the Notice of Deficiency issued by the Illinois Department of Revenue ("Department") to the Corporation for the fiscal years 1989 through 1991. See Note 5 to the Consolidated Financial Statements for further discussion.

Business Outlook

Fiscal 1997 full year demand for combined class 5-8 trucks is anticipated to be slightly below fiscal 1996 levels. Competition will continue to put pressure on the Corporation's retail note acquisition activity and retail note margins.

Management believes that collections on the outstanding receivables portfolio plus funds available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1997 and beyond.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          The Registrant filed the following reports on Form 8-K during the nine months ended July 31, 1997:

          Date of Report          Date Filed            Items Reported

          May 27, 1997           June 17, 1997               5, 7



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Navistar Financial Corporation
                                             (Registrant)






Date September 15, 1997               /s/ P. E. Cochran
                                          P. E. Cochran
                                          Vice President and Controller
                                          (Principal Accounting Officer)