Form 10-K
period 1997-10-31
NAVISTAR FINANCIAL CORP
filed 1997-12-22
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

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

         Registrant's telephone number, including area code 847-734-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of November 30, 1997, the number of shares outstanding of the registrant's common stock was 1,600,000.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-K

                           Year Ended October 31, 1997

                                      INDEX
                                                                      10-K Page
PART I
Item  1.    Business (A)................................................      1
Item  2.    Properties (A)..............................................      1
Item  3.    Legal Proceedings...........................................      1
Item  4.    Submission of Matters to a Vote of
               Security Holders (A).....................................      1

PART II

Item  5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters.................................      1
Item  6.    Selected Financial Data (A).................................      1
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations (A).....................      2
Item  8.    Financial Statements........................................      8
            Independent Auditors' Report................................     31
            Supplementary Financial Data................................     32
Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.........................     35

PART III

Item 10.    Directors and Executive Officers of the
            Registrant (A)..............................................     35
Item 11.    Executive Compensation (A)..................................     35
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management (A)..........................................     35
Item 13.    Certain Relationships and Related
            Transactions (A)............................................     35

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................     35

SIGNATURES- Principal Accounting Officer ...............................     36
               - Directors..............................................     37

POWER OF ATTORNEY.......................................................     37

EXHIBITS       .........................................................    E-1

(A) - Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Transportation Corp. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

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

     The Corporation is a financial services organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by Transportation and Transportation's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

Item 2.  Properties

     The Corporation's properties principally consist of office equipment and leased office space in Rolling Meadows, Illinois; Columbus, Ohio; Atlanta, Georgia; Plano, Texas; Mt. Laurel, New Jersey; and San Ramon, California. The office equipment owned and in use by the Corporation is not significant in relation to the total assets of the Corporation.

Item 3.  Legal Proceedings

     There were no material pending legal proceedings other than ordinary, routine litigation incidental to the business of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

     Intentionally omitted. See the index page of this Report for explanation.


                                     PART II


Item    5.    Market for the Registrant's Common Equity and
              Related Stockholder Matters

     See Note 13 to Consolidated Financial Statements.

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


Financing Volume

     In fiscal 1997 industry demand for Class 5 through 8 trucks was slightly higher than 1996 and 9% lower than 1995. Financing support provided to retail customers over the last three years was as follows:

                                                      1997      1996      1995
Retail and Lease Financing: ($ millions)
Finance market share of new International
   trucks sold in the U.S.                            13.2%     16.3%     14.4%

Purchases of receivables and
   equipment leased to others                        $1,036    $1,135    $1,113

Serviced retail notes and lease
   financing balances (including
   sold notes) at October 31                         $2,253    $2,200    $1,960


     During 1997, the Corporation's finance market share fell below 1996 performance due to the highly competitive commercial financing market. As a result of the lower finance market share, purchases of receivables and equipment leased to others in 1997 were below 1996. Purchases of receivables and equipment leased to others in 1996 were consistent with those of 1995 as the increase in finance market share was offset by the lower industry demand for Class 5 through 8 trucks.

     Financing support provided to Transportation's dealers over the last three years was as follows:

                                                       1997      1996      1995
Wholesale Financing: ($ millions)
Percent of wholesale financing of
   new International trucks sold to
   Transportation's dealers in the U.S.                 94%       94%       93%

Purchases of receivables                             $2,773    $2,706    $2,979

Serviced wholesale note balances
   (including sold notes) at
   October 31                                        $  691    $  685    $  854

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Financing Volume (continued)

     In spite of the strong liquidity in the commercial financing market, the Corporation's finance percentage of new International trucks sold to Transportation's dealers remained at 94%. In 1997 the volume of receivables purchased was slightly higher than 1996 and 7% below 1995 in response to the truck industry demand. Although dealer inventory levels at October 31, 1997 were comparable to the 1996 year end levels, fiscal 1997 average dealer inventory levels were approximately 22% below 1996. In response to the continued strong customer demand, Transportation's dealers significantly increased the level of truck inventory during the fourth quarter of fiscal 1997. Wholesale note balances at October 31, 1996 were 25% below 1995 year end balances. This significant decline occurred primarily in the fourth quarter of fiscal 1996 as average dealer inventory levels during fiscal 1996 were approximately 22% higher than fiscal 1995.


Results of Operations

     The components of net income over the last three years were as follows:

                                                       1997     1996     1995
Income before income taxes: ($ millions)
     Finance operations                               $68.6    $74.2    $53.1
     Insurance operations                               6.0      6.3      5.6
        Income before taxes                            74.6     80.5     58.7
     Taxes on income                                   28.9     31.1     22.5
        Net income                                    $45.7    $49.4    $36.2

Return on average equity                               16.1%    18.1%    15.0%

     The Corporation's 1997 return on average equity of 16.1% was below its record 18.1% in 1996 primarily due to lower average dealer inventory levels and gains on sales of retail notes, partially offset by lower borrowing costs and provision for losses. Income in 1996 was 37% higher than 1995 primarily as a result of higher gains on sales of retail notes and higher average wholesale note balances.

     Finance Operations:

     Retail note and lease financing revenue for 1997 was $106 million compared with $98 million and $73 million in 1996 and 1995, respectively. Included in these amounts is operating lease revenue of $29 million, $14 million and $9 million in 1997, 1996 and 1995, respectively. The higher operating lease revenue is the result of an increase in operating lease balances due to a market shift toward lease financing. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations (Continued)

     Also included in retail note and lease finance revenue are gains on sales of retail note receivables of $13 million, $20 million and $5 million in 1997, 1996 and 1995, respectively, on sales of $987 million, $985 million and $740 million, respectively. The higher gains on sales in fiscal 1996 resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, NFC's acquisition spreads may improve as the Corporation's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when such notes are acquired. In addition, unless hedged, the effective interest rate for each sale is based on a market interest rate at the time of the sale, which may be up to six months after the Corporation acquired the retail notes.

     In fiscal 1997 wholesale note revenue decreased 36.2% from 1996 primarily as a result of lower average outstanding note balances and lower yields in response to the competitive commercial financing market. Wholesale note revenue increased 5% in 1996 to $57 million as a result of higher average outstanding note balances offset in part by lower average yields relating to a lower prime interest rate.

     Borrowing costs decreased 10.6% in 1997 to $73 million from $82 million in 1996 primarily due to lower wholesale funding requirements and lower borrowing rates. During 1997 the Corporation's weighted average interest rate on all debt declined to 6.4% from 6.5% in 1996. The Corporation's 1996 borrowing costs of $82 million were slightly less than the $84 million in 1995 due to a decline in the Corporation's weighted average interest rate offset in part by higher debt balances to support receivable balances. During 1996, the Corporation's weighted average interest rate on all debt declined to 6.5% from 7.4% in 1995 primarily due to lower market interest rates and the maturity of high fixed rate public debt during 1995 and 1996. The ratio of debt to equity was 4.3:1, 4.7:1 and 5.2:1 at October 31, 1997, 1996, and 1995, respectively.

     Credit, collection and administrative expenses increased to $31 million in 1997 from $28 million in 1996 and 1995. The increase in 1997 compared with 1996 and 1995 was primarily due to employee related costs, retail marketing efforts and training and development programs.

     The provision for losses on receivables totaled $3 million in 1997 compared with $9 million in 1996 and $3 million in 1995. During 1997 and 1996 competitive freight rates and higher fuel costs have impacted NFC's customers' abilities to meet obligations and have resulted in higher delinquencies, repossessions and credit losses as compared to 1995. Notes and account write-offs (recoveries), including sold notes totaled $2 million in 1997, $5 million in 1996 and $(1) million in 1995. The Corporation's allowance for losses as a percentage of serviced finance receivables was .72%, .74% and .62% at October 31, 1997, 1996 and 1995, respectively.

Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations (Continued)

     Depreciation and other expenses in 1997 increased to $19 million from $9 million in 1996. The increase is primarily the result of a larger investment in equipment under operating leases.

     Insurance Operations:

     Harco National Insurance Company's ("Harco") pretax income was $6 million in each of the three years ended October 31, 1997. Harco's gross premiums written in 1997 were $49 million, 10% and 8% below 1996 and 1995, respectively. The insurance industry continues to be over capitalized which results in a highly competitive market and places pressure on Harco's volume and margins. The ratio of losses to earned premiums during 1997 was 70% compared to 73% and 71% in 1996 and 1995, respectively. The loss ratio improvement is primarily due to favorable experience in the liability lines.


Liquidity and Funds Management

     Navistar  Financial  has  traditionally   obtained  the  funds  to  provide
financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt issues and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of cash. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

     Operations provided $142 million in cash in 1997 primarily due to the cash provided from net income of $46 million and an increase in accounts payable to affiliated companies of $107 million. Investing activities used $1 million in cash. During 1997, the purchase of $1,036 million of receivables and equipment leased to others was funded primarily with $958 million of proceeds from the sale of receivables and principal collections of $94 million. The cash provided by operations and the $209 million of proceeds from the issuance of long term debt were used principally to lower bank borrowings by $311 million and to pay dividends of $40 million. See also the "Statements of Consolidated Cash Flow" on page 11.

     Over the last three years, operations provided $225 million in cash and proceeds from the sale of retail receivables totaled $2,667 million. These amounts were used principally to fund the purchase of receivables and equipment leased to others of $3,007, net of principal collections on the receivables, and to pay dividends of $75 million.

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Liquidity and Funds Management (Continued)

     Receivable sales were a significant source of funding in 1997 and 1996. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During fiscal 1997 and 1996, the Corporation sold $987 and $985 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts, which in turn, sold notes and certificates to investors. At October 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,473 million.

     At October 31, 1997, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had in place a $600 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. During 1997, a $100 million tranche matured and the trust issued a $200 million tranche of investor certificates which matures in 2003. The trust is funded by securities sold to the public comprised of two $100 million tranches of investor certificates maturing in 1998 and 1999 and two $200 million tranches of investor certificates maturing in 2003 and 2004. At October 31, 1997, the remaining shelf registration available to NFSC for issuance of investor certificates was $200 million.

     On May 30, 1997, the Corporation sold $100 million of Senior Subordinated Notes due June 2002. The net proceeds from the sale of the Notes offered were approximately $98 million after the deduction of underwriting fees and certain other expenses.

     During fiscal 1997, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance leases and operating leases with end users. Total proceeds were $111 million and the outstanding capital lease obligations at October 31, 1997 were $96 million.

     The Corporation has a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility, which mature in March 2001. See Note 10 to the Consolidated Financial Statements for further discussion.

     In November 1997, the Corporation sold $500 million of retail notes through NFRRC to an owner trust, which in turn, sold notes to investors. A gain of $7 million was recognized on the sale.

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
              Financial Condition and Results of Operations (continued)


Liquidity and Funds Management (Continued)

     Under a state law enacted February 14, 1997, the Corporation was relieved of any liability under the Notice of Deficiency issued on February 1, 1994 by the Illinois Department of Revenue to the Corporation for the fiscal years 1989 through 1991. See Note 8 to the Consolidated Financial Statements for further discussion.


Year 2000

     The Corporation has and will continue to make certain investments in its information systems and applications to ensure they are year 2000 compliant. Spending for these modifications has not had and is not expected to have a material impact on the Corporation's financial condition or results of operations in any given year.


New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on the Corporation's reported financial condition, results of operations or cash flows.


Business Outlook

     The truck industry in 1998 is forecasted to be consistent with 1997. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins.

     Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1998 and beyond.

                                                                           Page
Item 8.  Financial Statements and Supplementary Data


   Navistar Financial Corporation and Subsidiaries:

     Statements of Consolidated Income and Retained Earnings
       for the years ended October 31, 1997, 1996 and 1995..............      9
     Statements of Consolidated Financial Condition as of
       October 31, 1997 and 1996 .......................................     10
     Statements of Consolidated Cash Flow for the years ended
       October 31, 1997, 1996 and 1995..................................     11
     Notes to Consolidated Financial Statements.........................     12
     Independent Auditors' Report.......................................     31
     Supplementary Financial Data.......................................     32

                Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------

             Statements of Consolidated Income and Retained Earnings
-------------------------------------------------------------------------------
                               Millions of Dollars


  For the years ended October 31                        1997     1996    1995
-------------------------------------------------------------------------------

  Revenues
       Retail notes and lease financing.............. $105.8   $ 97.7   $ 73.3
       Wholesale notes...............................   36.1     56.6     54.1
       Accounts......................................   31.2     26.6     29.2
       Servicing fee income..........................   20.0     20.5     18.3
       Insurance premiums earned.....................   33.3     42.0     44.6
       Marketable securities.........................    8.5      9.4      8.7
           Total.....................................  234.9    252.8    228.2

  Expenses
       Cost of borrowing:
           Interest expense..........................   65.9     73.2     75.1
           Other.....................................    7.0      8.4      9.1
           Total.....................................   72.9     81.6     84.2
       Credit, collection and administrative.........   31.0     28.2     27.9
       Provision for losses on receivables...........    2.5      9.3      2.6
       Insurance claims and underwriting.............   35.1     44.4     46.7
       Depreciation expense and other................   18.8      8.8      8.1
           Total.....................................  160.3    172.3    169.5

  Income Before Taxes................................   74.6     80.5     58.7


  Taxes on Income....................................   28.9     31.1     22.5

  Net Income.........................................   45.7     49.4     36.2

  Retained Earnings
       Beginning of year.............................  107.4     84.0     56.8
       Dividends paid................................  (40.0)   (26.0)    (9.0)
       End of year................................... $113.1   $107.4   $ 84.0





                 See Notes to Consolidated Financial Statements.

                Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------


                 Statements of Consolidated Financial Condition
-------------------------------------------------------------------------------
                               Millions of Dollars

As of October 31                                            1997          1996
-------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents..............................  $   10.7     $    6.7
Marketable Securities..................................     114.2        128.1
Receivables
     Finance receivables...............................   1,223.2      1,205.2
     Allowance for losses..............................     (12.0)       (11.6)
         Receivables, net..............................   1,211.2      1,193.6

Amounts Due from Sales of Receivables..................     233.3        264.3
Equipment on Operating Leases, Net.....................     124.1        101.1
Repossessions..........................................      13.0         13.2
Other Assets...........................................     104.1         86.8

Total Assets...........................................  $1,810.6     $1,793.8


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt........................................  $  141.0     $   99.4
Accounts Payable and Other Liabilities.................     191.3         86.4
Senior and Subordinated Debt...........................   1,082.7      1,206.4
Dealers' Reserves......................................      22.2         22.3
Unpaid Insurance Claims and Unearned Premiums..........      85.6         99.6

Commitments and Contingencies

Shareowner's Equity
     Capital stock (Par value $1.00, 1,600,000 shares
       issued and outstanding) and paid-in capital.....    171.0         171.0
     Retained earnings.................................    113.1         107.4
     Unrealized gains on marketable securities.........      3.7           1.3
         Total.........................................    287.8         279.7

Total Liabilities and Shareowner's Equity.............. $1,810.6      $1,793.8




                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------

                      Statements of Consolidated Cash Flow
-------------------------------------------------------------------------------
                               Millions of Dollars

For the years ended October 31                      1997      1996      1995
-------------------------------------------------------------------------------
Cash Flow From Operations

  Net income.................................... $  45.7   $  49.4   $  36.2
  Adjustments to reconcile net income to
    cash provided from operations:
  Gains on sales of receivables.................   (13.4)    (20.2)     (5.2)
  Depreciation and amortization.................    22.5      15.3      11.1
  Provision for losses on receivables...........     2.5       9.3       2.6
  Increase (decrease) in accounts payable
    to affiliated companies.....................   107.0     (65.0)     73.2
  Other.........................................   (22.3)    (17.3)     (6.7)
        Total...................................   142.0     (28.5)    111.2

Cash Flow From Investing Activities

  Proceeds from sold retail notes...............   958.2     982.1     726.8
  Purchase of retail notes and
    lease receivables...........................  (969.7) (1,069.0) (1,089.3)
  Principal collections on retail notes and
    lease receivables...........................    93.8      70.2     113.2
  Acquisitions (over)/under cash collections of
    wholesale notes and accounts receivable.....   (59.9)    163.0     (77.1)
  Purchase of marketable securities.............   (65.3)    (63.0)    (61.9)
  Proceeds from sales and maturities of
    marketable securities.......................    84.8      67.7      67.3
  Purchase of equipment leased to others........   (66.3)    (65.9)    (23.9)
  Sale of equipment leased to others............    23.8       9.7       5.2
        Total...................................    (0.6)     94.8    (339.7)

Cash Flow From Financing Activities

  Net increase (decrease) in short-term debt....    41.6       48.9   (368.7)
  Net (decrease) increase in bank
    revolving credit facility usage.............  (311.0)     (56.0)   405.0
  Net (decrease) increase in asset-backed
    commercial paper facility usage.............   (15.3)      88.1    275.8
  Principal payments on long-term debt..........   (21.6)    (117.5)  (100.0)
  Proceeds from long-term debt..................   208.9          -        -
  Dividends paid to Transportation..............   (40.0)     (26.0)    (9.0)
        Total...................................  (137.4)     (62.5)   203.1

Increase/(Decrease) in Cash and
  Cash Equivalents..............................     4.0        3.8    (25.4)

Cash and Cash Equivalents at Beginning of Year..     6.7        2.9     28.3
Cash and Cash Equivalents at End of Year........ $  10.7    $   6.7  $   2.9

Supplementary disclosure of cash
  flow information:
  Interest paid................................. $  59.7    $  76.3  $  74.3
  Income taxes paid............................. $  23.8    $  32.2  $  14.6



                 See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1997

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

Nature of Operations

     The Corporation is a financial services organization that provides retail, wholesale and lease financing of products sold by Transportation and its dealers within the United States. The Corporation also provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

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

Revenue on Receivables

     Revenue from finance receivables is recognized using the interest method. Revenue on operating leases is recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future income is not probable. Income recognition is resumed if collection doubts are removed.

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

Receivable Sales

     The Corporation securitizes and sells receivables to public and private investors with limited recourse. The Corporation continues to service the receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related sold receivables and are included in servicing fee income. Gains or losses on sales of receivables are credited or charged to financing revenue in the period in which the sales occur. An adequate allowance for credit losses is provided prior to the receivable sales.

Insurance Operations

     Insurance premiums are earned on a pro rata basis over the terms of the policies. Commission costs and premium taxes incurred in acquiring business are deferred and amortized on the same basis as related premiums are earned. The liability for unpaid insurance claims includes provisions for reported claims and an estimate of unreported claims based on past experience. Such provisions include an estimate of loss adjustment expense. The estimated liability for unpaid insurance claims is regularly reviewed and updated. Any change in such estimate is reflected in current operations.

     The Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"), limits its exposure on any single loss occurrence by ceding reinsurance to other insurance enterprises. Reinsurance receivables, including amounts related to unpaid insurance claims and prepaid reinsurance premiums, are reported as other assets in the Statements of Consolidated Financial Condition.

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

Marketable Securities

     Marketable securities are classified as available-for-sale and are reported at fair value. The difference between amortized cost and fair value is recorded as an adjustment to shareowner's equity, net of applicable deferred taxes.

Derivative Financial Instruments

     The Corporation uses derivatives such as forward contracts and interest rate swaps to reduce its exposure to interest rate volatility. The Corporation's primary use of such financial instruments is to hedge the fair value of its fixed rate receivables against changes in market interest rates in anticipation of the sale of such receivables.

     All derivative financial instruments are held for purposes other than trading, and the Corporation's policy prohibits the use of derivatives for speculative purposes. Gains or losses related to hedges of anticipated sales of receivables are deferred and are recognized as income when the receivables are sold. The principal balance of receivables expected to be sold by the Corporation equals or exceeds the notional amount of open derivative contracts.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on the Corporation's reported financial condition, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (Continued)


Reclassification

     Certain amounts for prior years have been reclassified to conform with the presentation used in the 1997 financial statements.


2. TRANSACTIONS WITH AFFILIATED COMPANIES


Wholesale Notes, Wholesale Accounts and Retail Accounts

     In accordance with the agreements between the Corporation and Transportation relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from Transportation at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. The Corporation purchases wholesale notes and accounts from Transportation at the principal amount of the receivables. Revenue collected from Transportation was $54.7 in 1997, $49.8 in 1996 and $55.7 in 1995

Retail Notes and Lease Financing

     In accordance with agreements between the Corporation and Transportation, Transportation may be liable for certain losses on the finance receivables and may be required to repurchase the repossessed collateral at the receivable principal value. Losses recorded by Transportation were $10.1 in 1997, $9.5 in 1996 and $0.6 in 1995.

Support Agreements

     Under provisions of certain public and private financing arrangements, agreements with Transportation and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. No income maintenance payments were required during the three-year period ended October 31, 1997.

Administrative Expenses

     The Corporation pays a fee to Transportation for data processing and other administrative services based on the actual cost of services performed. The amount of the fee was $2.1 in 1997 and $2.4 in 1996 and 1995.

Accounts Payable

     Accounts payable and other liabilities include $131.5 and $24.5 payable to Transportation at October 31, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


3. INDUSTRY SEGMENTS


     Information by industry segment is summarized as follows:


                                                   1997        1996        1995
-------------------------------------------------------------------------------
Revenues:
    Finance operations.......................  $  193.5    $  201.6    $  175.1
    Insurance operations.....................      41.4        51.2        53.1
      Total revenues.........................  $  234.9    $  252.8    $  228.2

Income before taxes:
    Finance operations.......................  $   68.6    $   74.2    $   53.1
    Insurance operations.....................       6.0         6.3         5.6
      Total income before taxes..............  $   74.6    $   80.5    $   58.7

Assets at end of year:
    Finance operations.......................  $1,659.3    $1,626.9    $1,701.9
    Insurance operations.....................     151.3       166.9       172.8
      Total assets at end of year............  $1,810.6    $1,793.8    $1,874.7

4. MARKETABLE SECURITIES


     The fair value of marketable securities is based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. The following table sets forth, by type of security issuer, the amortized cost and estimated fair values at October 31:

                                                 1997                  1996
                                       ----------------------------------------
                                        Amortized     Fair    Amortized    Fair
                                           Cost      Value       Cost     Value
-------------------------------------------------------------------------------
U.S. government and
    agency securities................. $  26.6    $  27.1    $  41.7    $  41.5
Mortgage and
    asset-backed secuurities..........    37.8       38.2       42.4       42.2
Corporate debt and other securities...    30.3       30.1       30.6       30.3
    Total debt securities.............    94.7       95.4      114.7      114.0

Equity securities.....................    13.5       18.8       11.3       14.1
    Total............................. $ 108.2    $ 114.2    $ 126.0    $ 128.1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES (Continued)


     Net unrealized gains and losses on marketable securities were $6.0 and $2.1 at October 31, 1997 and 1996, respectively. Unrealized losses were not material.

     Contractual maturities of marketable debt securities at October 31, 1997, are as follows:

                                                        Amortized         Fair
                                                           Cost          Value
-------------------------------------------------------------------------------
Due in one year or less.................................. $  17.4       $  17.4
Due after one year through five years....................    11.8          11.8
Due after five years through ten years...................    18.1          18.5
Due after ten years......................................     9.6           9.5
                                                             56.9          57.2
Mortgage- and asset-backed securities....................    37.8          38.2
    Total (Excludes equity securities)................... $  94.7       $  95.4

     Actual maturities may differ from the contractual maturities because of prepayments by the issuers.

     Proceeds from sales or maturities of marketable securities available for sale were $84.8 during 1997 and $67.7 during 1996. The related realized gains and losses were not material.

     All marketable securities at October 31, 1997 and 1996 were held by Harco, of which $14.5 and $16.7, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.


5. FINANCE RECEIVABLES


     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                             1997         1996
-------------------------------------------------------------------------------
Retail notes and lease financing.......................   $  706.5     $  733.3

Wholesale notes........................................       45.7        100.5

Accounts:
     Retail                                                  396.6        314.7
     Wholesale.........................................       74.4         56.7
         Total.........................................      471.0        371.4
              Total finance receivables................   $1,223.2     $1,205.2

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5.  FINANCE RECEIVABLES (continued)


     Contractual maturities of finance receivables including unearned finance income at October 31, 1997, are summarized as follows:


                                                Retail    Wholesale    Accounts
-------------------------------------------------------------------------------
Due in fiscal year:
    1998   .................................... $239.4      $ 40.7       $471.0
    1999   ....................................  190.1         5.0            -
    2000   ....................................  160.9           -            -
    2001   ....................................  130.5           -            -
    2002   ....................................   90.6           -            -
Due after 2002.................................   17.8           -            -
       Gross finance receivables...............  829.3        45.7        471.0
Unearned finance income........................  122.8           -            -
       Total finance receivables............... $706.5      $ 45.7       $471.0

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

     The Corporation sells finance receivables to public and private investors with limited recourse provisions. Outstanding sold receivable net balances at October 31 are as follows:

                                                             1997         1996
-------------------------------------------------------------------------------
Retail notes............................................  $1,422.2     $1,366.4
Wholesale notes.........................................     545.5        500.0
     Total..............................................  $1,967.7     $1,866.4

     The Corporation has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Securities Corporation ("NFSC"), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (Continued)


     During fiscal 1997, in two separate sales, the Corporation sold a total of $987 of retail notes, net of unearned finance income, through NFRRC to two individual owner trusts. The owner trusts, in turn, sold notes and certificates to investors. At October 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,473.

     NFSC has in place a revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes up to $600. During 1997, a $100 tranche of investor certificates matured and NFSC issued a $200 tranche of investor certificates. The trust is comprised of two $100 tranches of investor certificates maturing in 1998 and 1999 and two $200 tranches of investor certificates maturing in 2003 and 2004. At October 31, 1997, the remaining shelf registration available to NFSC for issuance of investor certificates was $200.

     NFRRC and NFSC have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. The terms of retail receivable sales require the Corporation to maintain cash reserves with the trusts as credit enhancement for public sales. The cash reserves held by the trusts are restricted for use by the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at October 31, 1997 was $245.8; however, management believes the reserves to be adequate.

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

     The following is a summary of amounts included in "Amounts Due from Sales of Receivables" as of October 31:

                                                                1997       1996
-------------------------------------------------------------------------------
Cash held and invested by trusts............................  $ 90.8     $ 85.2
Subordinated retained interests in wholesale receivables....    99.9       85.4
Subordinated retained interests in retail receivables.......    47.4       96.0
Interest only receivables...................................     7.7          -
Excess servicing............................................       -       10.1
Allowance for credit losses.................................   (12.5)     (12.4)
     Total..................................................  $233.3     $264.3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


6. INVESTMENT IN OPERATING LEASES


     Operating leases at year-end were as follows:

                                                               1997       1996
-------------------------------------------------------------------------------
Investment in operating leases
Vehicles and other equipment, at cost........................ $150.0     $116.4
Less:  Accumulated depreciation..............................  (25.9)     (15.3)
Net investment in operating leases........................... $124.1     $101.1

     Future minimum rentals on operating leases are as follows: 1998, $30.1; 1999, $26.8; 2000, $20.4; 2001, $12.6 and $3.6 thereafter. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.


7. ALLOWANCE FOR LOSSES


     The allowance for losses on receivables is summarized as follows:

                                                         1997     1996     1995
-------------------------------------------------------------------------------
Total allowance for losses at beginning of year.......  $24.0    $19.6    $16.2
Provision for losses..................................    2.5      9.3      2.6
Net (losses) recoveries (charged)
     credited to allowance............................   (2.0)    (4.9)     0.8
         Total allowance for losses at end of year....  $24.5    $24.0    $19.6

Allowance pertaining to:
     Owned notes......................................  $12.0    $11.6    $10.4
     Sold notes.......................................   12.5     12.4      9.2
         Total..........................................$24.5    $24.0    $19.6

8. TAXES ON INCOME

         Taxes on income are summarized as follows:

                                                        1997     1996     1995
-------------------------------------------------------------------------------
Current:
     Federal..........................................  $29.6    $26.4    $18.9
     State and local..................................    4.1      4.4      3.1
         Total current................................   33.7     30.8     22.0

Deferred (primarily Federal)..........................   (4.8)     0.3      0.5
         Total........................................  $28.9    $31.1    $22.5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


8. TAXES ON INCOME (continued)


     The effective tax rate of approximately 38% in each of the three years ended October 31, 1997 differs from the statutory United States Federal tax rate of 35% primarily because of state and local income taxes. Deferred tax assets and liabilities at October 31, comprised the following:

                                                                  1997     1996
-------------------------------------------------------------------------------
Deferred tax assets:
     Other postretirement benefits............................... $3.0     $2.9

Deferred tax liabilities:
     Depreciation and other......................................  2.2      6.9
     Unrealized gains on marketable securities...................  2.3      0.8
         Total deferred tax liabilities..........................  4.5      7.7
         Net deferred tax liabilities............................ $1.5     $4.8

     During 1992, auditors of the Illinois Department of Revenue ("Department") began an income tax audit of NFC for the fiscal years ended October 31, 1989, 1990 and 1991. On February 1, 1994, the Department issued a Notice of Deficiency to NFC for approximately $12 million. The Department had taken the position that nearly 100% of NFC's income during these years should be attributed to and taxed by Illinois. On February 14, 1997, a state law was enacted which negated the Department's position and relieved NFC of the aforementioned Notice of Deficiency.


9. SHORT-TERM DEBT


     Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements.

     Information regarding short-term debt is as follows:

                                                       1997      1996      1995
-------------------------------------------------------------------------------
Aggregate obligations outstanding:
     Daily average.................................. $109.7    $ 68.2    $ 37.8
     Maximum month-end balance......................  145.0     117.8      81.1

Weighted average interest rate:
     On average daily borrowing.....................   6.1%      6.0%      6.4%
     At October 31..................................   6.1%      5.9%      6.3%

     Unused commitments under the Corporation's bank revolving credit facility and bank liquidity facility supporting the asset-backed commercial paper program are used as backup for outstanding short-term borrowings. See also Note 10 to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


10. SENIOR AND SUBORDINATED DEBT


     Senior and Subordinated Debt outstanding at October 31 is summarized as follows:


                                                               1997        1996
-------------------------------------------------------------------------------
Bank revolving credit, at variable rates,
     due March 2001........................................$  393.0    $  704.0

Funding under asset-backed commercial
     paper program ("ABCP"), at variable
     rates, due March 2001.................................   399.9       402.4

Capital lease obligations, 5.19% to 5.62%,
     due serially through 2003.............................    95.8           -

Subordinated term debt:
     Senior Notes, 8 7/8%, due November 1998...............    94.0       100.0
     Senior Notes, 9%, due June 2002.......................   100.0           -
              Total senior and subordinated debt...........$1,082.7    $1,206.4

     The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 6.4%, 6.5% and 7.4% in 1997, 1996 and 1995, respectively. The aggregate annual maturities and required payments of debt are as follows:

            Fiscal year ended October 31,
            1998                                                $   12.6
            1999                                                   111.0
            2000                                                    25.4
            2001                                                   819.6
            2002 and thereafter                                    114.1
               Total                                            $1,082.7

     At October 31, 1997, the Corporation has a $925 contractually committed bank revolving credit facility and a $400 ABCP program supported by a bank liquidity facility. Available funding under the ABCP program is comprised of the $400 liquidity facility plus $14 of trust certificates issued in connection with the formation of the ABCP trust. Under the terms of the ABCP program, Truck Retail Instalment Paper Company ("TRIP"), a special purpose wholly-owned subsidiary of NFC, purchases eligible receivables from NFC. All assets of TRIP are pledged to a Trust that funds the receivables with A1/P1 rated commercial paper.

     Available funding under the amended and restated credit facility and the ABCP program was $546, of which $141 provided funding backup for the outstanding short-term debt at October 31, 1997. The remaining $405 when combined with unrestricted cash and cash equivalents made $416 available to fund the general business purposes of the Corporation at October 31, 1997. Under the terms of the revolving credit facility, the Corporation is required to maintain tangible net

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


10.      SENIOR AND SUBORDINATED DEBT (Continued)


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

     Under the terms of the 8 7/8% Subordinated debt agreement, the aggregate principal balances of subordinated debt may not exceed 75% of consolidated tangible net worth.

     During fiscal 1997, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance and operating leases with end users. The balance, as of October 31, 1997, is classified under senior and subordinated debt as capital lease obligations. These agreements grant to the purchasers a security interest in the underlying end user leases.


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

Pension Expense

     Net pension (income) expense includes the following:

                                                       1997      1996      1995
      -------------------------------------------------------------------------
      Service cost for benefits earned during
        the period....................................$ 0.8    $ 0.7    $ 0.5
      Interest cost on projected benefit
        obligation....................................  3.0      2.9      2.8
      Return on assets - actual (gain) loss........... (9.7)    (3.2)    (9.1)
                       - deferred gain (loss).........  5.7     (0.4)     5.8
      Net amortization costs and other costs..........    -      0.1        -
            Net pension (income) expense..............$(0.2)   $ 0.1        -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)


Pension Assets and Liabilities

     The  plans'  funded  status  and   reconciliation   to  the  Statements  of
Consolidated Financial Condition as of October 31 were as follows:

                                       Plan in Which           Plan in Which
                                       Assets Exceed        Accumulated Benefits
                                    Accumulated Benefits       Exceed Assets
                                    --------------------------------------------
                                      1997       1996        1997       1996
--------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefits................. $ (35.8)   $ (31.5)   $  (2.2)   $  (2.0)
   Non-vested benefits.............    (4.4)      (4.0)      (0.1)      (0.1)
     Accumulated benefit
       obligation..................   (40.2)     (35.5)      (2.3)      (2.1)
   Effect of projected future
       compensation levels.........    (1.4)      (1.0)      (0.1)         -
     Total projected benefit
       obligation..................   (41.6)     (36.5)      (2.4)      (2.1)
Plan assets at fair value..........    50.1       42.7          -          -
   Funded status at October 31.....     8.5        6.2       (2.4)      (2.1)
Unrecognized net losses (gains)....    (7.3)      (5.5)       0.8        0.4
Unrecognized plan amendments.......     0.4        0.5          -          -
Unrecognized net obligation
       as of transition date.......     0.1        0.1          -          -
     Net asset (liability)......... $   1.7    $   1.3    $  (1.6)   $  (1.7)

     The weighted average rate assumptions used in determining the projected benefit obligation and pension expense were:

                                                           1997    1996    1995
-------------------------------------------------------------------------------
Discount rate used to determine the present value
     of the projected benefit obligations................. 7.2%    7.9%    7.5%
Expected long-term rate of return on plan assets.......... 9.6%    8.9%    9.9%
Expected rate of increase in future
     compensation levels.................................. 3.5%    3.5%    3.5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)



Other Postretirement Benefits

     The components of expense for other postretirement benefits that are included in the Statements of Consolidated Income and Retained Earnings include the following:

                                                        1997     1996      1995
-------------------------------------------------------------------------------
Service cost for benefits earned during the year....... $ 0.4   $ 0.4    $ 0.3
Interest cost on the accumulated benefit
     obligation........................................   0.9     0.8      0.8
Expected return on assets - actual (gain) loss.........  (0.2)    0.8     (1.5)
                          - deferred gain (loss).......  (0.3)   (1.3)     1.2
Total cost of other postretirement benefits............ $ 0.8   $ 0.7    $ 0.8

     The funded status of other postretirement benefits as of October 31 were as follows:


                                                              1997        1996
-------------------------------------------------------------------------------
Accumulated other postretirement benefit obligation (APBO):
Retirees and their dependents............................... $(6.2)      $(4.9)
Active employees eligible to retire.........................  (2.0)       (2.9)
Other active participants...................................  (3.4)       (3.4)

Total APBO ................................................. (11.6)      (11.2)
Plan assets at fair value...................................   4.4         3.9

APBO in excess of plan assets...............................  (7.2)       (7.3)
Unrecognized net loss.......................................   1.0         1.5

Net liability............................................... $(6.2)      $(5.8)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. RETIREMENT BENEFITS (Continued)


     The expected return on plan assets was 11.1% for 1997, 10.5% for 1996 and 10.0% for 1995. The weighted average of discount rates used to determine the accumulated postretirement benefit obligation was 7.4% and 8.1% at October 31, 1997 and 1996, respectively. For 1998, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.1%. The rate is projected to decrease to 5.0% in the year 2004 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $1.7 and the associated expense recognized for the year ended October 31, 1997, would increase by an estimated $0.2.


12. LEASES

     The Corporation is obligated under noncancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1997, future minimum lease commitments under noncancelable operating leases with remaining terms in excess of one year are as follows:

           Year Ended October 31,
           1998............................................. $ 1.7
           1999.............................................   1.7
           2000.............................................   1.4
           2001.............................................   0.2
           2002.............................................     -
           Thereafter.......................................     -
               Total........................................ $ 5.0


13. SHAREOWNER'S EQUITY

     The number of authorized shares of capital stock as of October 31, 1997 and 1996, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS


Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                                 1997                1996
                                      -----------------------------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
-------------------------------------------------------------------------------
Financial assets:
   Finance receivables:
     Retail notes.................... $  607.0   $  619.0   $  662.5   $  672.1
     Wholesale notes and accounts....    516.7      516.7      471.9      471.9
   Amounts due from sales of
     receivables.....................    233.3      230.3      264.3      258.1

Financial liabilities:
   Senior and subordinated debt...... $1,082.7   $1,086.0   $1,206.4   $1,207.4

     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 4.

     The fair value of truck retail notes is estimated by discounting the future cash flows using an estimated discount rate reflecting current rates paid to purchasers of similar types of receivables with similar credit, interest rate and prepayment risks. For other retail notes, primarily variable-rate notes that re-price frequently, the carrying amount approximates fair value. For wholesale notes and retail and wholesale accounts, which also reprice frequently, the carrying amounts approximate fair value as a result of the short term nature of the receivables.

     The fair value of cash deposits included above in amounts due from sales of receivables approximates their carrying value. The fair values of other amounts due from sales of receivables were derived by discounting expected cash flows at estimated current market rates.

     For variable-rate debt that reprices frequently, the carrying amount approximates fair value. For fixed rate debt, the fair value is estimated based on quoted market prices where available and, where not available, on quoted market prices of debt with similar characteristics.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS (Continued)


Derivatives Held or Issued for Purposes Other Than Trading

     The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in the fair value of the retail notes anticipated to be sold. The Corporation manages interest rate risk by entering into forward contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly correlated with that of the Corporation's receivables. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     During the second half of fiscal 1997 the Corporation entered into $500 of interest rate hedge agreements in anticipation of the November 1997 sale of retail receivables. These hedge agreements, which were closed in conjunction with the pricing of the sale, resulted in an immaterial loss which was deferred and included in the gain on the sale of retail receivables recognized in November 1997.


15. LEGAL PROCEEDINGS

     The Corporation is subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation's management, none of these proceedings or claims are material to the business or the financial condition of the Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


16. SUBSEQUENT EVENT


     In November 1997, the Corporation sold $500 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. A gain of $7.2 was recognized on the sale.


17. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                       1997
                                 ----------------------------------------------
                                    1st       2nd       3rd       4th    Fiscal
                                  Quarter   Quarter   Quarter   Quarter   Year
-------------------------------------------------------------------------------
Revenues........................ $58.1     $57.3     $62.5     $57.0     $234.9
Interest expense................  14.3      17.2      16.7      17.7       65.9
Provision for loss
    on receivables..............   0.7       0.5       0.3       1.0        2.5
Net income......................  13.4       9.3      13.4       9.6       45.7

                                                        1996
                                 ----------------------------------------------
                                    1st       2nd       3rd       4th    Fiscal
                                  Quarter   Quarter   Quarter   Quarter   Year
-------------------------------------------------------------------------------
Revenues.........................  $68.7    $60.7    $67.0      $56.4    $252.8
Interest expense.................   17.1     19.7     18.8       17.6      73.2
Provision for loss
    on receivables...............    1.1      1.6      1.7        4.9       9.3
Net income.......................   16.6      8.7     15.6        8.5      49.4

-------------------------------------------------------------------------------
                 Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------


                Statement of Financial Reporting Responsibility
-------------------------------------------------------------------------------



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

-------------------------------------------------------------------------------

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries at October 31, 1997 and 1996 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.




/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
December 15, 1997
Chicago, Illinois

                          SUPPLEMENTARY FINANCIAL DATA


                Five Year Summary of Financial and Operating Data

                           Dollar amounts in millions


                               1997      1996       1995       1994       1993
--------------------------------------------------------------------------------
Results of Operations:
  Revenues.................$  234.9   $  252.8   $  228.2   $  210.8   $  231.9
  Net income ...............   45.7       49.4       36.2       34.0       22.5
  Dividends paid ...........   40.0       26.0        9.0       25.6       22.6

  Percent of net income to
    average shareowner's
    equity.................    16.1%      18.1%      15.0%      15.1%      10.3%

Financial Data:
  Finance receivables, net.$1,211.2   $1,193.6   $1,370.9   $1,094.0   $1,270.2
  Total assets ............ 1,810.6    1,793.8    1,874.7    1,534.8    1,625.2

  Total debt .............. 1,223.7    1,305.8    1,330.3    1,091.5    1,199.2
  Shareowner's equity .....   287.8      279.7      256.7      225.6      219.4

 Debt to equity ratio .....   4.3:1      4.7:1      5.2:1      4.8:1      5.5:1
  Senior debt to capital
     funds ratio...........   2.1:1      3.2:1      3.4:1      3.0:1      3.4:1


Number of employees at
  October 31...............     358        352        360        353        339

                    SUPPLEMENTARY FINANCIAL DATA (Continued)



Gross Finance Receivables and Leases Acquired
-------------------------------------------------------------------------------

($ Millions)                  1997       1996       1995       1994       1993
-------------------------------------------------------------------------------
Wholesale notes............$2,772.8   $2,705.8   $2,979.4   $2,306.6   $1,977.6

Retail notes and leases:
  New......................   976.2    1,064.1    1,075.0      861.9      730.0
  Used ....................   270.3      281.7      242.3      217.2      168.4
     Total................. 1,246.5    1,345.8    1,317.3    1,079.1      898.4

     Total ................$4,019.3   $4,051.6   $4,296.7   $3,385.7   $2,876.0



Serviced (including sold notes) Retail Notes and
Leases With Installments Past Due Over 60 Days
-------------------------------------------------------------------------------

At October 31 ($ Millions)             1997     1996     1995     1994     1993
-------------------------------------------------------------------------------
Original amount of notes
    and leases...................... $ 31.8   $ 14.0   $  4.2   $  3.1   $  3.6
Balance of notes and leases.........   16.2      8.0      2.2      1.3      1.3
Balance as a percent of
    total outstanding...............   0.64%    0.32%    0.10%    0.07%    0.09%



Retail Note and Lease Repossessions (including sold notes)
-------------------------------------------------------------------------------

                                           1997    1996   1995    1994    1993
-------------------------------------------------------------------------------
Retail note and lease repossessions
    acquired as a percentage
    of average serviced retail
    note and lease balances.............. 2.69%   3.08%   0.92%   0.93%   1.94%

Credit Loss Experience on Serviced (including sold notes) Receivables
-------------------------------------------------------------------------------

($ Millions)                               1997    1996    1995    1994    1993
-------------------------------------------------------------------------------

Net losses (recoveries):
     Retail notes and leases ............ $2.2    $5.1    $ .3    $ .6    $(.1)
     Wholesale notes ....................  (.2)    (.2)    (.9)     .1      .8
     Accounts                                -       -     (.2)     .2       -
         Total .......................... $2.0    $4.9    $(.8)   $ .9    $ .7


Percent net losses (recoveries) to liquidations:
     Retail notes and leases ............  .18%    .48%    .03%    .07%   (.01)%
     Wholesale notes .................... (.01)   (.01)   (.03)    .01     .04
         Total ..........................  .05%    .13%   (.02)%   .03%    .03%


Percent  net  losses   (recoveries)   to  related   average  gross   receivables
   outstanding:
     Retail notes and leases ............  .09%    .22%    .02%    .04%      -
     Wholesale notes .................... (.02)   (.02)   (.13)    .03     .16
     Accounts                                -       -    (.05)    .08       -
         Total ..........................  .06%    .14%   (.03)%   .04%    .03%

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

          None


                                    PART III


Items 10, 11, 12 and 13

          Intentionally omitted. See the index page of this Report for explanation


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

        Exhibits,  Including Those Incorporated By Reference

            See Index to Exhibits.

        Reports on Form 8-K

            No reports on Form 8-K were filed for the three months ended October 31, 1997.

                                    SIGNATURE




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NAVISTAR FINANCIAL CORPORATION
                                  (Registrant)




By: /s/ PHYLLIS E. COCHRAN                                     December 22, 1997
        Phyllis E. Cochran
        Vice President and Controller
        (Principal Accounting Officer)