Form 10-Q
period 1998-01-31
NAVISTAR FINANCIAL CORP
filed 1998-03-17
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

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

As of February 28, 1998, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                                      INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

      Statements of Consolidated Income and Retained Earnings --
        Three Months Ended January 31, 1998 and 1997. . . . . . . . . .  2

      Statements of Consolidated Financial Condition --
        January 31, 1998; October 31, 1997; and January 31, 1997. . . .  3

      Statements of Consolidated Cash Flow --
        Three Months Ended January 31, 1998 and 1997. . . . . . . . . .  4

      Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

   Item 2.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . .  7


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                                              Three Months Ended
                                                                  January 31
                                                               1998         1997
Revenue
   Retail notes and lease financing . . . . . . . . . . . .  $ 28.9       $ 25.7
   Wholesale notes. . . . . . . . . . . . . . . . . . . . .     8.3          9.2
   Accounts . . . . . . . . . . . . . . . . . . . . . . . .     9.6          7.2
   Servicing fee income . . . . . . . . . . . . . . . . . .     5.7          5.6
   Insurance premiums earned. . . . . . . . . . . . . . . .     7.9          8.4
   Marketable securities. . . . . . . . . . . . . . . . . .     2.2          2.0
         Total. . . . . . . . . . . . . . . . . . . . . . .    62.6         58.1

Expense
   Cost of borrowing:
      Interest expense. . . . . . . . . . . . . . . . . . .    15.7         14.3
      Other . . . . . . . . . . . . . . . . . . . . . . . .     1.9          1.6
          Total . . . . . . . . . . . . . . . . . . . . . .    17.6         15.9

   Credit, collection and administrative. . . . . . . . . .     8.1          7.3
   Provision for losses on receivables. . . . . . . . . . .     0.4          0.7
   Insurance claims and underwriting. . . . . . . . . . . .     9.1          7.9
   Depreciation expense and other . . . . . . . . . . . . .     5.5          4.4
          Total . . . . . . . . . . . . . . . . . . . . . .    40.7         36.2

Income Before Taxes on Income . . . . . . . . . . . . . . .    21.9         21.9

Taxes on Income . . . . . . . . . . . . . . . . . . . . . .     8.5          8.5

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    13.4         13.4

Retained Earnings

   Beginning of period. . . . . . . . . . . . . . . . . . .   113.1        107.4

   Dividends paid . . . . . . . . . . . . . . . . . . . . .   (12.0)           -

   End of period. . . . . . . . . . . . . . . . . . . . . .  $114.5       $120.8


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                               Jan. 31      Oct. 31      Jan. 31
                                                 1998         1997         1997
                    ASSETS

Cash and Cash Equivalents. . . . . . . . . . $    6.4     $   10.7     $   12.2

Marketable Securities. . . . . . . . . . . .    112.5        114.2        121.8

Finance Receivables
   Retail notes and lease financing. . . . .    444.0        706.5        437.7
   Wholesale notes . . . . . . . . . . . . .    137.8         45.7        138.4
   Accounts. . . . . . . . . . . . . . . . .    357.0        471.0        329.5
                                                938.8      1,223.2        905.6
   Allowance for losses. . . . . . . . . . .    (10.3)       (12.0)        (9.0)
     Finance Receivables, Net. . . . . . . .    928.5      1,211.2        896.6

Amounts Due from Sales of Receivables. . . .    236.5        233.3        270.6
Equipment on Operating Leases, Net . . . . .    158.9        124.1        113.4
Repossessions. . . . . . . . . . . . . . . .     18.5         13.0         12.5
Other Assets . . . . . . . . . . . . . . . .    104.2        104.1         71.3
Total Assets . . . . . . . . . . . . . . . . $1,565.5     $1,810.6     $1,498.4

    LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings. . . . . . . . . . . . $  115.3     $  141.0     $  142.0
Accounts Payable to Affiliated Companies . .     99.3        131.5         80.6
Other Liabilities. . . . . . . . . . . . . .     52.9         59.8         63.9
Senior and Subordinated Debt . . . . . . . .    903.7      1,082.7        804.9
Dealers' Reserves. . . . . . . . . . . . . .     22.5         22.2         22.0
Unpaid Insurance Claims and
  Unearned Premiums. . . . . . . . . . . . .     82.4         85.6         92.8

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital. . . . . . . . . .    171.0        171.0        171.0
   Retained earnings . . . . . . . . . . . .    114.5        113.1        120.8
   Unrealized gains on
      marketable securities  . . . . . . . .      3.9          3.7          0.4
   Total . . . . . . . . . . . . . . . . . .    289.4        287.8        292.2
Total Liabilities and Shareowner's Equity. . $1,565.5     $1,810.6     $1,498.4

See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                             Three Months Ended
                                                                  January 31
                                                                1998       1997
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . $  13.4    $  13.4
   Adjustments to reconcile net income to cash
      used in operations:
      Gains on sales of receivables  . . . . . . . . . . . .    (7.2)      (6.9)
      Depreciation and amortization. . . . . . . . . . . . .     6.7        4.5
      Provision for losses on receivables. . . . . . . . . .     0.4        0.7
      (Decrease) increase in accounts payable to
          Affiliated Companies. . . . . . . .  . . . . . . .   (32.2)      56.1
      Other. . . . . . . . . . . . . . . . . . . . . . . . .   (30.3)      (8.1)
        Total. . . . . . . . . . . . . . . . . . . . . . . .   (49.2)      59.7

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . .   468.2      479.8
   Purchase of retail notes and lease receivables. . . . . .  (236.7)    (196.1)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . .    16.6        5.6
   Acquisitions under cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . .    32.9        4.2
   Purchase of marketable securities . . . . . . . . . . . .    (7.9)     (10.0)
   Proceeds from sales and maturities of
      marketable securities  . . . . . . . . . . . . . . . .    10.2       18.3
   Purchase of equipment leased to others. . . . . . . . . .   (41.5)     (18.8)
   Sale of equipment leased to others  . . . . . . . . . . .     0.9        2.5
        Total. . . . . . . . . . . . . . . . . . . . . . . .   242.7      285.5

Cash Flow From Financing Activities
   Net (decrease)increase in short term borrowings . . . . .   (25.7)      42.6
   Net increase (decrease) in bank revolving credit
      facility usage  . . .  . . . . . . . . . . . . . . . .    37.0     (302.0)
   Net (decrease) in asset-backed commercial paper
      facility usage . . . . . . . . . . . . . . . . . . . .  (221.7)    (150.0)
   Proceeds from long-term debt  . . . . . . . . . . . . . .    48.2       78.9
   Principal payment of long-term debt . . . . . . . . . . .   (23.6)      (9.2)
   Dividends paid to Transportation. . . . . . . . . . . . .   (12.0)         -
        Total. . . . . . . . . . . . . . . . . . . . . . . .  (197.8)    (339.7)

(Decrease) Increase in Cash and Cash Equivalents . . . . . .    (4.3)       5.5

Cash and Cash Equivalents at Beginning of Period . . . . . .    10.7        6.7

Cash and Cash Equivalents at End of Period . . . . . . . . . $   6.4    $  12.2


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . $  22.9    $  19.1

   Income taxes paid . . . . . . . . . . . . . . . . . . . . $   7.4    $   2.4

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

          The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in the Corporation's 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to the Consolidated Financial Statements therein.

          In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to fairly present the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1997 amounts have been reclassified to conform with the presentation used in the 1998 financial statements.


     2. Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Outstanding sold receivables balances are as follows:

                                          January 31    October 31    January 31
                                             1998          1997          1997
                                                       ($ Millions)

        Retail notes. . . . . . . . . . .  $1,654.3      $1,422.2      $1,636.0
        Wholesale notes . . . . . . . . .     531.3         545.5         427.8
           Total  . . . . . . . . . . . .  $2,185.6      $1,967.7      $2,063.8

          In November 1997, the Corporation sold $500 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation to an owner trust which, in turn, sold notes to investors. A gain of $7.2 million was recognized on the sale. The proceeds of $477 million, net of underwriting fees and credit enhancements were used by the Corporation for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        The allowance for losses on receivables is summarized as follows:

<CAPTION.

                                         January 31    October 31    January 31
                                            1998          1997          1997
                                                      ($ Millions)
        Allowance pertaining to:
          Owned notes. . . . . . . . . .   $10.3         $12.0         $ 9.0
          Sold notes . . . . . . . . . .    14.4          12.5          15.5
             Total . . . . . . . . . . .   $24.7         $24.5         $24.5


     3. During the first quarter of fiscal 1998, the Corporation entered into a $50 million forward treasury lock in anticipation of a May 1998 sale of retail receivables. The Corporation intends to close this position on the pricing date of the sale. Any gain or loss resulting from this transaction will be included in the gain or loss on the sale of receivables recognized in May 1998.

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


Financing Volume

In the first quarter of fiscal 1998 industry retail sales for Class 5 through 8 trucks was approximately 21% higher than 1997. The Corporation's retail financing acquisitions in fiscal 1998, including retail notes and finance and operating leases, were $278 million, 29% higher than 1997. The increase is primarily the result of the strong truck industry demand offset in part by a decline in the Corporation's finance market share of new International trucks sold in the U.S. from 15.8% in 1997 to 14.5% in fiscal 1998 due to the highly competitive commercial financing market. Serviced retail notes and lease financing balances were $2,258 million and $2,188 million at January 31, 1998 and 1997, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 95% and 94% of the wholesale financing of new trucks sold to Transportation's dealers in the first quarter of fiscal 1998 and 1997, respectively. Serviced wholesale note balances were $758 million at January 31, 1998, a 16% increase compared to the same period of 1997 due to the strong industry demand.


Results of Operations

The components of net income for the three months ended January 31 are as follows:

                                                            1998      1997
                                                             ($ Millions)
Income before income taxes:
  Finance operations. . . . . . . . . . . . . . . . . . .  $20.9     $19.5
  Insurance operations. . . . . . . . . . . . . . . . . .    1.0       2.4
     Income before taxes. . . . . . . . . . . . . . . . .   21.9      21.9
  Taxes on income . . . . . . . . . . . . . . . . . . . .    8.5       8.5
     Net income . . . . . . . . . . . . . . . . . . . . .  $13.4     $13.4

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Pretax income was $21.9 million in the first quarter of fiscal 1998 and 1997. During the first quarter of 1998 receivable balances were higher in response to the increase in Transportation's sales. The higher level of financing was offset by lower financing margins primarily due to the highly competitive commercial financing market and higher borrowing costs associated with the issuance of high yield fixed rate debt in May 1997.

Finance Operations:

Retail note and lease revenue was $28.9 million in the first quarter of 1998 compared to $25.7 million in 1997. The increase is the result of higher average finance receivables and investment in operating leases as a result of an increase in Transportation's retail sales. Included in these amounts is operating lease revenue of $8.5 million and $5.9 million in 1998 and 1997, respectively. The higher operating lease revenue is the result of an increase in operating lease balances due to a market shift toward lease financing. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue was $8.3 million in the first quarter of fiscal 1998 compared to $9.2 million in 1997. The higher level of wholesale financing activity in 1998 was more than offset by lower financing margins in response to the highly competitive commercial financing market.

Retail and wholesale account revenue was $9.6 million in the first quarter of 1998 compared to $7.2 million in fiscal 1997. The increase was primarily the result of higher average balances and higher average yields relating to a higher prime interest rate.

Borrowing costs increased $1.7 million to $17.6 million during the first quarter of 1998 due primarily to higher receivable financing and higher interest rates. The Corporation's weighted average interest rate on all debt increased to 6.8% in 1998 from 6.3% in the first quarter of 1997 primarily due to the issuance of high yield fixed rate debt in May 1997 and higher average short term interest rates.

Depreciation and other expenses increased to $5.5 million in the first quarter of 1998 from $4.4 million in 1997. The increase is primarily the result of a larger investment in equipment under operating leases.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Insurance Operations:

Harco National Insurance Company's pretax income in the first quarter of fiscal 1998 was $1.4 million lower than 1997 primarily due to unfavorable loss experience in the physical damage line.


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. Navistar Financial has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt issues and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

In January 1998, Moody's, Standard and Poors and Duff and Phelps raised the Corporation's senior debt ratings from Ba2, BB and BB+ to Ba1, BB+ and BBB-, respectively, while the subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

Operations used $49.2 million in cash in the first quarter of 1998 as the cash provided from net income was offset by a decrease in accounts payable to affiliated companies. Investment activities provided $242.7 million in cash during this period principally as a result of the sales of retail notes offset in part by the purchase of retail notes and leases. The cash generated from investing activities was used primarily to lower borrowings in the asset-backed commercial paper facility by $221.7 million and to pay dividends to Transportation of $12.0 million.

Receivable sales were a significant source of funding in 1998 and 1997. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter of fiscal 1998 and 1997 the Corporation sold $500 and $486 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which in turn sold notes and certificates to investors. At January 31, 1998, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $973 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

As of January 1998, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had in place a $531 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. During the next two months $31 million will amortize and the commitment will be $500 million. At January 31, 1998, the remaining shelf registration available to NFSC for the issuance of investor certificates was $200 million.

At January 31, 1998, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $767 million, of which $115 million provided funding backup for the outstanding short-term debt. The remaining $652 million, when combined with unrestricted cash and cash equivalents, made $658 million available to fund the general business purposes of the Corporation.


Year 2000

The Corporation has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. NFC plans to complete the modifications and testing process of all significant applications by July 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been and is not anticipated to be material to the Corporation's financial position or results of operations and will be funded through operating cash flows.

The costs of the project and the date on which NFC believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Year 2000 (continued)

In addition, the Corporation has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which NFC is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a conversion that is imcompatible with NFC's systems would not have a material adverse effect on the Corporation.


Business Outlook

Navistar forecasts industry demand for Class 5 through 8 trucks to increase approximately 8% over 1997 levels. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins.

Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1998 and beyond.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended January 31, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Navistar Financial Corporation
                                  (Registrant)






Date  March 17, 1998                      /s/ P.E. COCHRAN
                                              P. E. Cochran
                                              Vice President and Controller
                                              (Principal Accounting Officer)