Form 10-Q
period 1998-04-30
NAVISTAR FINANCIAL CORP
filed 1998-06-12
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

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

As of May 31, 1998, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                            Page

PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Statements of Consolidated Income and Retained Earnings --
             Three Months and Six Months Ended April 30, 1998 and 1997......  2

             Statements of Consolidated Financial Condition --
             April 30, 1998; October 31, 1997; and April 30, 1997...........  3

             Statements of Consolidated Cash Flow --
             Six Months Ended April 30, 1998 and 1997.......................  4

             Notes to Consolidated Financial Statements.....................  5

  Item 2.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition.............................  7


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K............................... 11

Signature      ............................................................. 11

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                          Three Months Ended   Six Months Ended
                                               April 30             April 30
                                           1998        1997      1998      1997
Revenue
  Retail notes and lease financing  . .  $ 30.9      $ 26.2    $ 59.8    $ 51.9
  Wholesale notes . . . . . . . . . . .    11.5         9.3      19.8      18.5
  Accounts  . . . . . . . . . . . . . .     7.1         7.1      16.7      14.3
  Servicing fee income  . . . . . . . .     5.0         4.5      10.7      10.1
  Insurance premiums earned . . . . . .     8.0         8.1      15.9      16.5
  Marketable securities . . . . . . . .     1.6         2.1       3.8       4.1
          Total . . . . . . . . . . . .    64.1        57.3     126.7     115.4


Expense
  Cost of borrowing
        Interest   . . . . . . . . . . .   20.3        17.2      36.0      31.5
        Other  . . . . . . . . . . . . .    1.6         1.4       3.5       3.0
          Total  . . . . . . . . . . . .   21.9        18.6      39.5      34.5

  Credit, collection and administrative.    8.5         7.5      16.6      14.5
  Provision for losses on receivables  .    0.8         0.5       1.2       1.2
  Insurance claims and underwriting  . .    8.0         9.7      17.1      17.6
  Depreciation and other . . . . . . . .    7.6         5.8      13.1      10.5
          Total  . . . . . . . . . . . .   46.8        42.1      87.5      78.3


Income Before Taxes on Income  . . . . .   17.3        15.2      39.2      37.1

Taxes on Income  . . . . . . . . . . . .    6.6         5.9      15.1      14.4

Net Income . . . . . . . . . . . . . . .   10.7         9.3      24.1      22.7

Retained Earnings

  Beginning of period  . . . . . . . . .  114.5       120.8     113.1     107.4

  Dividends paid . . . . . . . . . . . .   15.0        30.0      27.0      30.0

  End of period  . . . . . . . . . . . .  110.2      $100.1    $110.2   $ 100.1


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                          April 30     October 31     April 30
                                            1998          1997          1997
                    ASSETS
Cash and Cash Equivalents . . . . . . .   $   39.2     $    10.7     $    2.8
Marketable Securities . . . . . . . . .      113.3         114.2        122.3

Finance Receivables
     Retail notes and lease financing .      772.4         706.5        681.1
     Wholesale notes  . . . . . . . . .      308.0          45.7        200.8
     Accounts . . . . . . . . . . . . .      379.3         471.0        358.2
                                           1,459.7       1,223.2      1,240.1
     Allowance for losses . . . . . . .      (12.2)        (12.0)       (12.0)
         Finance Receivables, Net . . .    1,447.5       1,211.2      1,228.1

Amounts Due from Sales of Receivables .      211.1         233.3        209.1
Equipment on Operating Leases, Net  . .      198.9         124.1        107.3
Repossessions . . . . . . . . . . . . .       13.8          13.0         29.9
Other Assets  . . . . . . . . . . . . .       93.7         104.1         82.9
Total Assets  . . . . . . . . . . . . .   $2,117.5      $1,810.6     $1,782.4


   LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings . . . . . . . . .   $  138.4     $   141.0    $   145.0
Net Payable to Affiliates . . . . . . .       84.0         131.5        126.2
Other Liabilities . . . . . . . . . . .       49.9          59.8         57.0
Senior and Subordinated Debt  . . . . .    1,453.4       1,082.7      1,067.8
Dealers' Reserves . . . . . . . . . . .       23.2          22.2         22.0
Unpaid Insurance Claims and
  Unearned Premiums . . . . . . . . . .       82.4          85.6         92.0

Shareowner's Equity
     Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital . . . . . . .      171.0         171.0        171.0
     Retained earnings  . . . . . . . .      110.2         113.1        100.1
     Unrealized gains on marketable
       securities . . . . . . . . . . .        5.0           3.7          1.3
         Total  . . . . . . . . . . . .      286.2         287.8        272.4
Total Liabilities and
  Shareowner's Equity . . . . . . . . .   $2,117.5      $1,810.6     $1,782.4



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                              Six Months Ended
                                                                  April 30
                                                             1998         1997
Cash Flow From Operations
     Net income  . . . . . . . . . . . . . . . . . . . .   $ 24.1       $ 22.7
     Adjustments to reconcile net income to cash
         provided from operations:
         Gains on sales of receivables  . . . . . . . . .    (7.2)        (6.9)
         Depreciation and amortization  . . . . . . . . .    15.2         10.8
         Provision for losses on receivables  . . . . . .     1.2          1.2
         (Decrease)increase in net payable to affiliates.   (47.5)       101.7
         Other  . . . . . . . . . . . . . . . . . . . . .    (9.7)       (13.3)
             Total  . . . . . . . . . . . . . . . . . . .   (23.9)       116.2

Cash Flow From Investing Activities
   Proceeds from sold retail notes  . . . . . . . . . . .   465.3        481.0
     Purchase of retail notes and lease receivables . . .  (576.4)      (424.7)
     Principal collections on retail notes and
       lease receivables  . . . . . . . . . . . . . . . .    54.8         23.5
     Acquisitions over cash collections of wholesale
       notes and accounts receivable. . . . . . . . . . .  (153.8)       (71.1)
     Purchase of marketable securities  . . . . . . . . .   (15.8)       (46.5)
     Proceeds from sales and maturities
       of marketable securities . . . . . . . . . . . . .    19.3         53.9
     Purchase of equipment leased to others . . . . . . .   (90.9)       (35.5)
     Sale of equipment leased to others . . . . . . . . .     2.7         19.5
             Total  . . . . . . . . . . . . . . . . . . .  (294.8)         0.1

Cash Flow From Financing Activities
     Net (decrease) increase in short-term borrowings . .    (2.6)        45.6
     Net increase (decrease) in bank revolving
       credit facility usage  . . . . . . . . . . . . . .   302.0       (204.0)
     Net increase in asset-backed commercial paper
       facility usage . . . . . . . . . . . . . . . . . .    12.1          0.3
     Proceeds from long-term debt . . . . . . . . . . . .    91.5         78.9
     Principal payments of long-term debt . . . . . . . .   (28.8)       (11.0)
     Dividends paid to Transportation . . . . . . . . . .   (27.0)       (30.0)
             Total  . . . . . . . . . . . . . . . . . . .   347.2       (120.2)

Increase (decrease) in Cash and Cash Equivalents  . . . .    28.5         (3.9)

Cash and Cash Equivalents at Beginning of Period  . . . .    10.7          6.7

Cash and Cash Equivalents at End of Period  . . . . . . . $  39.2       $  2.8

Supplemental disclosure of cash flow information

     Interest paid  . . . . . . . . . . . . . . . . . . . $  37.9       $ 32.1

     Income taxes paid  . . . . . . . . . . . . . . . . . $  19.5       $ 15.3


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


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                       April 30      October 31     April 30
                                         1998           1997           1997
                                                    ($ Millions)
     Retail notes . . . . . . . . . .  $1,417.7       $1,422.2       $1,373.7
     Wholesale notes  . . . . . . . .     500.0          545.5          400.0
         Total  . . . . . . . . . . .  $1,917.7       $1,967.7       $1,773.7

     In November 1997, the Corporation sold $500 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC) to an owner trust which, in turn, sold notes to investors. A gain of $7.2 million was recognized on the sale. The proceeds of $477 million, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes.

     In June 1998, the Corporation sold $501 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. A gain of $8.1 million was recognized on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The allowance for losses on receivables is summarized as follows:

                                        April 30      October 31     April 30
                                          1998           1997          1997
                                                     ($ Millions)
   Allowance pertaining to:
       Owned notes . . . . . . . . .       $12.2         $12.0         $12.0
       Sold notes  . . . . . . . . .        12.5          12.5          12.5
          Total  . . . . . . . . . .       $24.7         $24.5         $24.5


3. The Corporation entered into $400 million of forward treasury locks in anticipation of a June 1998 sale of retail receivables. These hedge agreements, which were closed in conjunction with the pricing of the sale, resulted in an immaterial gain which was included in the gain on the sale.

     The Corporation also entered into a $100 million forward treasury lock in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

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


Financing Volume

In the first half of fiscal 1998 industry retail sales for Class 5 through 8 trucks was approximately 14% higher than 1997. The Corporation's retail financing acquisitions during the first six months of fiscal 1998, including retail notes and finance and operating leases, were $667 million, 45% higher than 1997. The increase is primarily the result of the strong truck industry demand and an increase in the Corporation's finance market share of new International trucks sold in the U.S. from 13.4% in 1997 to 15.9% in fiscal 1998. Serviced retail notes and lease financing balances were $2,394 million and $2,169 million at April 31, 1998 and 1997, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 94% and 95% of the wholesale financing of new trucks sold to Transportation's dealers in the first six months of fiscal 1998 and 1997, respectively. Serviced wholesale note balances were $892 million at April 30, 1998, a 33% increase compared to April 30, 1997 due to the strong industry demand.


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                              Three Months       Six Months
                                             Ended April 30    Ended April 30
                                             1998      1997     1998     1997
Income before income taxes:
  Finance operations. . . . . . . . . . .   $15.7     $14.9    $36.6    $34.4
  Insurance operations. . . . . . . . . .     1.6       0.3      2.6      2.7
     Income before taxes. . . . . . . . .    17.3      15.2     39.2     37.1
Taxes on income . . . . . . . . . . . . .     6.6       5.9     15.1     14.4
     Net income . . . . . . . . . . . . .   $10.7     $ 9.3    $24.1    $22.7

During the second quarter of fiscal 1998, the Corporation's pretax income of $17 million was $2 million higher than the corresponding period of fiscal 1997. The increase was due primarily to an increase in finance receivable balances resulting from an increase in Transportation's sales offset, in part, by lower financing margins due to the highly competitive commercial financing market.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

Finance Operations:

Pretax income during the first six months of 1998 increased $2 million to $39 million compared to the same period of 1997. During the first half of fiscal 1998, receivable balances were higher as a result of the increase in Transportation's sales. The higher level of financing was partially offset by lower financing margins primarily due to the highly competitive commercial financing market.

Retail note and lease revenue increased $8 million to $60 million in the first half of 1998 compared to 1997. The increase is primarily the result of higher average finance receivables due to an increase in Transportation's retail sales and an increase in operating lease balances due to a shift toward lease financing. Included in retail note and lease revenue is operating lease revenue of $20 million and $15 million in 1998 and 1997, respectively. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue increased to $20 million in the first half of 1998 compared to $19 million in fiscal 1997 due primarily to the higher level of wholesale financing activity, partially offset by slightly lower yields.

Retail and wholesale account revenue was $17 million in the first half of 1998 compared to $14 million in 1997. The increase was primarily the result of higher average balances.

Borrowing costs increased $5 million to $40 million during the first half of 1998 primarily as a result of higher average receivable funding requirements and slightly higher market interest rates. The Corporation's weighted average interest rate on all debt increased to 6.3% from 6.2% in the first six months of 1997.

Credit, collection and administrative expenses increased to $17 million during the first six months of 1998 from $15 million in 1997. The increase in 1998 was primarily due to employee related costs.

Depreciation and other expenses during the first six months of 1998 was $13 million compared to $11 million in the comparable period of 1997. The increase is primarily the result of a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first half of fiscal 1998 was comparable to that of 1997 as a slight decrease in earned premium revenue was offset by improved loss experience.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. The Corporation has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt issues and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

In January 1998, Moody's, Standard and Poors and Duff and Phelps raised the Corporation's senior debt ratings from Ba2, BB and BB+ to Ba1, BB+ and BBB-, respectively, while the subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

Operations used $24 million of cash in the first half of 1998 as the cash provided from net income was more than offset by a decrease in accounts payable to affiliated companies. Investment activities used $295 million of cash during this period principally as a result of the purchase of finance receivables and equipment leased to others offset, in part, by the sale of retail notes. To finance the increase in receivable balances and pay dividends of $27 million to Transportation, the Corporation increased its financing activities by $347 million.

Receivable sales were a significant source of funding in 1998 and 1997. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first six months of fiscal 1998 and 1997 the Corporation sold $500 million and $486 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which, in turn, sold notes and certificates to investors. At April 30, 1998, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $973 million.

In June 1998, The Corporation sold $501 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. A gain of $8 million was recognized on the sale.

As of April 30, 1998, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had in place a $500 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. At April 30, 1998, the remaining shelf registration available to NFSC for the issuance of investor certificates was $200 million.

At April 30, 1998, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $242 million, of which $138 million provided funding backup for the outstanding short-term debt. The remaining $104 million, when combined with unrestricted cash and cash equivalents, made $143 million available to fund the general business purposes of the Corporation.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Year 2000

The Corporation has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Corporation plans to complete the modifications and testing process of all significant applications by July 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been and is not anticipated to be material to the Corporation's financial position or results of operations and will be funded through operating cash flows.

The costs of the project and the date on which the Corporation believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.


Business Outlook

Navistar forecasts industry demand for Class 5 through 8 trucks to increase approximately 12% over 1997 levels. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins.

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

               No reports on Form 8-K were filed during the six months ended April 30, 1998.



                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Navistar Financial Corporation
                                                (Registrant)






Date June 12, 1998                       /s/P. E. Cochran
                                            P. E. Cochran
                                            Vice President and Controller
                                            (Principal Accounting Officer)