Form 10-Q
period 1998-07-31
NAVISTAR FINANCIAL CORP
filed 1998-09-11
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

  As of August 31, 1998, the number of shares outstanding of the registrant's common stock was 1,600,000.

  THE  REGISTRANT  IS  A  WHOLLY-OWNED   SUBSIDIARY  OF  NAVISTAR  INTERNATIONAL
  TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                           Page

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Statements of Consolidated Income and Retained Earnings --
           Three Months and Nine Months Ended July 31, 1998 and 1997........  2

           Statements of Consolidated Financial Condition --
           July 31, 1998; October 31, 1997; and July 31, 1997...............  3

           Statements of Consolidated Cash Flow --
           Nine Months Ended July 31, 1998 and 1997.........................  4

           Notes to Consolidated Financial Statements.......................  5

  Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition...........................  7


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................. 11

Signature      ............................................................. 11

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                        Three Months Ended    Nine Months Ended
                                             July 31               July 31
                                         1998        1997      1998        1997
  Revenue
    Retail notes and lease financing...$ 40.0       $ 28.7    $ 99.8     $ 80.6
    Wholesale notes..................... 13.2          9.3      33.0       27.8
    Accounts............................  8.5          8.7      25.2       23.0
    Servicing fee income................  5.2          5.1      15.9       15.2
    Insurance premiums earned...........  8.5          8.4      24.4       24.9
    Marketable securities...............  3.9          2.3       7.7        6.4
           Total........................ 79.3         62.5     206.0      177.9


  Expense
    Cost of borrowing
        Interest........................ 23.2         16.7      59.2       48.2
        Other...........................  2.0          2.2       5.5        5.2
           Total........................ 25.2         18.9      64.7       53.4

    Credit, collection
     and administrative.................  9.3          7.9      25.9       22.4
    Provision for (recovery of) losses
      on receivables.................... (2.6)         0.3      (1.4)       1.5
    Insurance claims and underwriting... 10.6          9.2      27.7       26.8
    Depreciation and other..............  7.9          4.2      21.0       14.7
           Total........................ 50.4         40.5     137.9      118.8


  Income Before Taxes on Income......... 28.9         22.0      68.1       59.1

  Taxes on Income....................... 11.2          8.6      26.3       23.0

  Net Income                             17.7         13.4      41.8       36.1

  Retained Earnings

      Beginning of period...............110.2        100.1     113.1      107.4

      Dividends paid.................... 15.0          5.0      42.0       35.0

      End of period....................$112.9       $108.5    $112.9     $108.5



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)



                                            July 31     October 31      July 31
                                             1998          1997          1997

                   ASSETS

Cash and Cash Equivalents................  $    4.9     $   10.7      $    8.9
Marketable Securities....................     110.0        114.2         115.6

Finance Receivables
    Retail notes and lease financing.....     624.6        706.5         453.3
    Wholesale notes......................      66.6         45.7         179.9
    Accounts.............................     316.5        471.0         336.8
                                            1,007.7      1,223.2         970.0
    Allowance for losses.................     (10.3)       (12.0)         (9.3)
        Finance Receivables, Net.........     997.4      1,211.2         960.7

Amounts Due from Sales of Receivables....     259.9        233.3         219.3
Equipment on Operating Leases, Net.......     213.4        124.1         116.0
Repossessions............................      16.3         13.0          24.5
Other Assets.............................      82.6        104.1          72.8
Total Assets.............................  $1,684.5     $1,810.6      $1,517.8


      LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings....................  $  148.8     $  141.0      $  112.3
Net Payable to Affiliates................     119.9        131.5         114.0
Other Liabilities........................      48.2         59.8          51.8
Senior and Subordinated Debt.............     972.7      1,082.7         844.6
Dealers' Reserves........................      24.0         22.2          22.5
Unpaid Insurance Claims
  and Unearned Premiums..................      84.7         85.6          89.5

Shareowner's Equity
    Capital stock (Par value $1.00, 1,600,000
        shares issued and outstanding)
        and paid-in capital..............     171.0        171.0         171.0
    Retained Earnings....................     112.9        113.1         108.5
    Unrealized gains on
      marketable securities..............       2.3          3.7           3.6
           Total.........................     286.2        287.8         283.1
Total Liabilities
   and Shareowner's Equity...............  $1,684.5     $1,810.6      $1,517.8



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)


                                                            Nine Months Ended
                                                                July 31
                                                          1998            1997
Cash Flow From Operations
   Net income  . . . . . . . . . . . . . . . . . . . . .$  41.8        $  36.1
   Adjustments to reconcile net income to cash
       provided from operations:
       Gains on sales of receivables  . . . . . . . . . . (15.3)         (13.4)
       Depreciation and amortization  . . . . . . . . . .  25.0           16.4
       Provision for (recovery of) losses on receivables.  (1.4)           1.5
       (Decrease)increase in net payable to affiliates. . (11.6)          89.5
       Other  . . . . . . . . . . . . . . . . . . . . . . (14.3)         (20.8)
           Total  . . . . . . . . . . . . . . . . . . . .  24.2          109.3

Cash Flow From Investing Activities
   Proceeds from sold retail notes  . . . . . . . . . . . 931.9          938.1
   Purchase of retail notes and lease receivables   . . .(918.7)        (677.3)
   Principal collections on retail notes and
     lease receivables  . . . . . . . . . . . . . . . . .  68.5           43.3
   Acquisitions under (over) cash collections of
       wholesale notes and accounts receivable  . . . . . 118.7          (28.7)
   Purchase of marketable securities  . . . . . . . . . . (33.2)         (67.9)
   Proceeds from sales and maturities of
       marketable securities  . . . . . . . . . . . . . .  37.8           86.0
   Purchase of equipment leased to others . . . . . . . .(124.9)         (50.2)
   Sale of equipment leased to others . . . . . . . . . .  13.3           20.9
           Total  . . . . . . . . . . . . . . . . . . . .  93.4          264.2

Cash Flow From Financing Activities
   Net increase in short-term borrowings  . . . . . . . .   7.8           12.9
   Net decrease in bank revolving credit facility usage . (48.0)        (334.0)
   Net decrease in asset-backed commercial
       paper facility usage . . . . . . . . . . . . . . . (97.1)        (173.0)
   Proceeds from long-term debt . . . . . . . . . . . . .  91.5          176.4
   Principal payments of long-term debt . . . . . . . . . (35.6)         (18.6)
   Dividends paid to Transportation . . . . . . . . . . . (42.0)         (35.0)
           Total  . . . . . . . . . . . . . . . . . . . .(123.4)        (371.3)

(Decrease) increase in Cash and Cash Equivalents  . . . .  (5.8)           2.2

Cash and Cash Equivalents at Beginning of Period  . . . .  10.7            6.7

Cash and Cash Equivalents at End of Period  . . . . . . $   4.9        $   8.9

Supplemental disclosure of cash flow information

   Interest paid  . . . . . . . . . . . . . . . . . . . $  65.5        $  49.5

   Income taxes paid  . . . . . . . . . . . . . . . . . $  25.9        $  22.1

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

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1997 amounts have been reclassified to conform with the presentation used in the 1998 financial statements.


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                       July 31       October 31      July 31
                                         1998           1997           1997
                                                    ($ Millions)
     Retail notes . . . . . . . . .    $1,670.7       $1,422.2       $1,634.6
     Wholesale notes  . . . . . . .       672.8          545.5          400.0
         Total  . . . . . . . . . .    $2,343.5       $1,967.7       $2,034.6

     In the first three quarters of fiscal 1998, in two separate sales, the Corporation sold a total of $1,001 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, to two individual owner trusts which, in turn, sold notes to investors. Aggregate gains of $15.3 million were recognized on the sales. The proceeds of $959 million, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes.

     In July 1998, Navistar Financial Securities Corporation, a wholly owned subsidiary of the Corporation, issued a $200 million tranche of investor certificates which matures in July 2008. The proceeds of $197 million, net of underwriting fees and credit enhancements, were used for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The allowance for losses on receivables is summarized as follows:

                                        July 31       October 31     July 31
                                          1998           1997          1997
                                                     ($ Millions)
     Allowance pertaining to:
       Owned notes . . . . . . . . .       $10.3         $12.0         $ 9.3
       Sold notes  . . . . . . . . .        14.4          12.5          15.2
          Total  . . . . . . . . . .       $24.7         $24.5         $24.5


3. The Corporation has entered into $450 million of forward treasury locks in anticipation of a November 1998 sale of retail receivables. These hedge agreements will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Corporation is currently assessing the impact of this statement on its results of operations, financial condition and cash flows.

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


Financing Volume

In the first nine months of fiscal 1998 industry retail sales for Class 5 through 8 trucks was approximately 14% higher than 1997. The Corporation's retail financing acquisitions during the first nine months of fiscal 1998, including retail notes and finance and operating leases, were $1,044 million, 44% higher than 1997. The increase is primarily the result of the strong truck industry demand and an increase in the Corporation's finance market share of new International trucks sold in the U.S. from 13.3% in 1997 to 16.5% in fiscal 1998. Serviced retail notes and lease financing balances were $2,514 million and $2,208 million at July 31, 1998 and 1997, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 94% of the wholesale financing of new trucks sold to Transportation's dealers during the first nine months of fiscal 1998 and 1997. Serviced wholesale note balances were $854 million at July 31, 1998, a 32% increase compared to July 31, 1997 due to the strong industry demand.


Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

<CAPTION.

                                              Three Months       Nine Months
                                             Ended  July 31    Ended  July 31
                                             1998      1997     1998     1997
Income before income taxes:
  Finance operations. . . . . . . . . . .   $27.3     $20.5    $63.9    $54.9
  Insurance operations. . . . . . . . . .     1.6       1.5      4.2      4.2
     Income before taxes. . . . . . . . .    28.9      22.0     68.1     59.1
Taxes on income . . . . . . . . . . . . .    11.2       8.6     26.3     23.0
     Net income . . . . . . . . . . . . .   $17.7     $13.4    $41.8    $36.1

1998 pretax income was $29 million for the third quarter and $68 million fiscal year to date, $7 million and $9 million higher than the respective periods in 1997. The improvements were primarily a result of higher wholesale financing balances in response to strong industry demand, loss recoveries on retail notes and higher gains on sales of receivables offset, in part, by lower financing margins primarily due to the highly competitive commercial financing market.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Finance Operations:

Retail note and lease revenue increased $19 million to $100 million in the first nine months of 1998 compared to 1997. The increase is primarily the result of higher average finance receivables due to an increase in Transportation's retail sales and an increase in operating lease balances due to a shift toward lease financing. Included in retail note and lease revenue is operating lease revenue of $32 million and $21 million in 1998 and 1997, respectively. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue was $33 million in the first nine months of 1998 compared to $28 million in fiscal 1997 due primarily to the higher level of wholesale financing activity.

Borrowing costs increased $11 million to $65 million during the first nine months of 1998 primarily as a result of higher average receivable funding requirements. The Corporation's weighted average interest rate on all debt increased to 6.4% from 6.3% in the first nine months of 1997.

Credit, collection and administrative expenses increased to $26 million during the first nine months of 1998 from $22 million in 1997. The increase in 1998 was primarily due to employee related costs.

Provision for losses on receivables was a net recovery of $1 million for the first nine months of fiscal 1998, a $3 million improvement compared to 1997 which is primarily due to loss recoveries related to one large obligor.

Depreciation and other expenses during the first nine months of 1998 was $21 million compared to $15 million in the comparable period of 1997. The increase is primarily the result of a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first three quarters of fiscal 1998 was comparable to that of 1997. Gains on sales of investments and favorable loss experience in the liability lines were offset by a slight decrease in earned premium revenue and increased operating expenses.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management

The Corporation's operations are substantially dependent upon the production and sale of Transportation's truck products in the United States. The Corporation has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, issuance of commercial paper, short and long-term bank borrowings, medium and long-term debt issues and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

In January 1998, Moody's, Standard and Poors and Duff and Phelps raised the Corporation's senior debt ratings from Ba2, BB and BB+ to Ba1, BB+ and BBB-, respectively, while the subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

Operations provided $24 million in cash in the first nine months of 1998 as net income was partially offset by lower accounts payable and other activities. Investing activities provided $93 million in cash during this period as proceeds from sold notes and cash collections exceeded the purchase of receivables and equipment leased to others. The Corporation used cash provided by operations and investing activities to reduce outstanding debt balances and to pay dividends of $42 million to Transportation.

Receivable sales were a significant source of funding in 1998 and 1997. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first nine months of fiscal 1998 and 1997 the Corporation sold $1,001 million and $987 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary, to owner trusts which, in turn, sold notes and certificates to investors. The amount remaining under NFRRC's shelf registration as of July 31, 1998 was $472 million. On August 28, 1998, NFRRC filed a shelf registration with the Securities and Exchange Commission (SEC) providing for the issuance of an additional $2,500 million of asset-backed securities. Upon acceptance of the additional shelf registration by the SEC, NFRRC will have $2,972 million available for the issuance of asset-backed securities.

In  July  1998,  Navistar  Financial  Securities  Corporation,   a  wholly-owned
subsidiary of the Corporation, issued a $200 million tranche of investor certificates which matures in July 2008. At July 31, 1998, the Corporation has a revolving wholesale note trust that provides for the funding of $700 million of wholesale notes. All eligible wholesale notes are sold to the trust.

At July 31, 1998, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $716 million, of which $149 million provided funding backup for the outstanding short-term debt. The remaining $567 million, when combined with unrestricted cash and cash equivalents, made $572 million available to fund the general business purposes of the Corporation.

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



New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Corporation is currently assessing the impact of this statement on its results of operations, financial condition and cash flows.


Business Outlook

Navistar forecasts industry demand for fiscal 1998 for Class 5 through 8 trucks to increase approximately 12% over 1997 levels. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins.

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

               No reports on Form 8-K were filed during the nine months ended July 31, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Navistar Financial Corporation
                                                 (Registrant)






Date September 11, 1998                       /s/P. E. Cochran
                                                 P. E. Cochran
                                                 Vice President and Controller
                                                (Principal Accounting Officer)