Form 10-K
period 1998-10-31
NAVISTAR FINANCIAL CORP
filed 1998-12-21
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


As of November 30, 1998, the number of shares outstanding of the registrant's common stock was 1,600,000.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-K

                           Year Ended October 31, 1998

                                      INDEX
                                                                       10-K Page
PART I
Item 1.   Business (A)................................................     1
Item 2.   Properties (A)..............................................     1
Item 3.   Legal Proceedings...........................................     1
Item 4.   Submission of Matters to a Vote of
             Security Holders (A).....................................     1

PART II

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters..............................     1
Item 6.   Selected Financial Data (A).................................     1
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations (A)..................     2
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..     9
Item 8.   Financial Statements........................................    10
             Statement of Financial Reporting Responsibility..........    33
             Independent Auditors' Report.............................    34
             Supplementary Financial Data.............................    35
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................    38

PART III

Item 10.  Directors and Executive Officers of the
             Registrant (A)...........................................    38
Item 11.  Executive Compensation (A)..................................    38
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management (A).......................................    38
Item 13.  Certain Relationships and Related
             Transactions (A).........................................    38

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K......................................    38

SIGNATURES- Principal Accounting Officer .............................    39
          - Directors.................................................    40
POWER OF ATTORNEY.....................................................    40
INDEX TO EXHIBITS.....................................................   E-1

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

     The Corporation is a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by Transportation and Transportation's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. Harco National Insurance Company, NFC's wholly-owned insurance subsidiary, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

Item 2.   Properties

     The Corporation's properties principally consist of office equipment and leased office space in Rolling Meadows, Illinois; Columbus, Ohio; Duluth, Georgia; Plano, Texas; Mt. Laurel, New Jersey; and San Ramon, California. The office equipment owned and in use by the Corporation is not significant in relation to the total assets of the Corporation.

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

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Certain   statements   under  this   caption,   which   involve  risks  and
uncertainties, constitute "forward-looking statements" under the Securities Reform Act. Navistar Financial Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the headings "Year 2000", "Business Outlook" and "Quantitative and Qualitative Disclosures About Market Risk."

Financing Volume

     In response to the continued strong U.S. economy, customer demand for Class 5 through 8 trucks in fiscal 1998 was 13% and 15% higher than 1997 and 1996, respectively. The strong economy continued to contribute to high liquidity in the commercial financing markets, which gives the Corporation's customers more financing alternatives. This continuing, highly competitive financing market has caused the Corporation to increase marketing efforts for its retail and wholesale financing products and services and to reduce finance rates offered during the fiscal year.

     Financing support provided to retail customers over the last three years was as follows:

                                                    1998       1997       1996
Retail and Lease Financing: ($ millions)
Finance market share of new International
   trucks sold in the U.S.                         16.0%      13.2%      16.3%

Purchases of receivables and
   equipment leased to others                     $1,397     $1,036     $1,135

Serviced retail notes and lease
   financing balances (including
   sold notes) at October 31                      $2,579     $2,253     $2,200

     As a result of the Corporation's higher finance market share and the higher truck industry demand in 1998, purchases of receivables and equipment leased to others were 35% above 1997. During fiscal 1998 the serviced portfolio grew 14% to $2.6 billion. Purchases of receivables and equipment leased to others in 1997 were below those of 1996 as a result of the lower finance market share.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Financing Volume (continued)

     Financing support provided to Transportation's dealers over the last three years was as follows:

                                                    1998       1997       1996
Wholesale Financing: ($ millions)
Percent of wholesale financing of
   new International trucks sold to
   Transportation's dealers in the U.S.              95%        94%        94%

Purchases of receivables                          $3,813     $2,773     $2,706

Serviced wholesale note balances
   (including sold notes) at
   October 31                                     $1,039     $  691     $  685

     In spite of the strong liquidity in the commercial financing market, the Corporation's finance percentage of new International trucks sold to Transportation's dealers increased slightly to 95% from 94% in 1997 and 1996. In 1998 the volume of receivables purchased was 38% higher than 1997 and 41% higher than 1996 in response to the strong industry demand.

Results of Operations

     The components of net income over the last three years were as follows:

                                                    1998       1997       1996
Income before income taxes: ($ millions)
  Finance operations                               $79.2      $68.6      $74.2
  Insurance operations                               6.0        6.0        6.3
    Income before income taxes                      85.2       74.6       80.5
  Taxes on income                                   32.3       28.9       31.1
    Net income                                     $52.9      $45.7      $49.4

Return on average equity                           18.5%      16.1%      18.1%

     The Corporation's 1998 return on average equity was a record 18.5% in 1998, compared with 16.1% and 18.1% in 1997 and 1996, respectively. The increase over 1997 is primarily due to the higher level of wholesale and retail financing, partially offset by lower financing margins and higher costs to service the larger portfolio. Net income in 1997 was 7.5% lower than 1996, reflecting lower average dealer inventory levels and gains on sales of retail notes, partially offset by a lower provision for losses during 1997.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations:

     Retail note and lease financing revenue for 1998 was $136 million compared with $106 million and $98 million in 1997 and 1996, respectively. The 28% growth in fiscal 1998 is due to higher retail financing activities and the shift of the portfolio to operating leases, offset in part by lower yields. Included in retail note and lease financing revenue is operating lease revenue of $46 million, $29 million and $14 million in 1998, 1997 and 1996, respectively. The higher operating lease revenue is the result of an increase in vehicles under operating leases due to a market shift toward lease financing. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

     Also included in retail note and lease finance revenue are gains on sales of retail note receivables of $15 million, $13 million and $20 million in 1998, 1997 and 1996, respectively. The higher gains on sales in fiscal 1996 resulted from higher margins on retail notes due to declining market interest rates prior to the sale in November 1995. During a declining interest rate environment, the Corporation's acquisition spreads may improve as the Corporation's cost of borrowing differs from the time when interest rates are quoted to borrowers and the time when such notes are acquired. In addition, unless hedged, the effective interest rate for each sale is based on a market interest rate at the time of the sale, which may be up to six months after the Corporation acquired the retail notes.

     In fiscal 1998 wholesale note revenue increased 20% to $43 million versus 1997, primarily as a result of the higher level of wholesale financing activity, offset in part by lower yields in response to the competitive commercial financing market. Wholesale note revenue decreased 36% in 1997 to $36 million as a result of lower average outstanding note balances and lower yields in response to the competitive commercial financing market.

     Borrowing costs increased 21% in 1998 to $88 million from $73 million in 1997 primarily due to higher average receivable funding requirements. The Corporation's weighted average interest rate on all debt was 6.4% in 1998 and 1997 and 6.5% in 1996. Borrowing costs decreased 11% in 1997 to $73 million from $82 million in 1996 primarily due to lower wholesale funding requirements. The ratio of debt to equity was 5.8:1, 4.3:1 and 4.7:1 at October 31, 1998, 1997, and 1996, respectively.

     Credit, collection and administrative expenses increased to $36 million in 1998 from $31 million and $28 million in 1997 and 1996, respectively. The increase in 1998 compared with 1997 and 1996 was primarily due to employee related costs to support the increase in financing activity, costs associated with year 2000 initiatives and marketing programs.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations (continued)

     The provision for losses on receivables totaled $1 million in 1998 compared with $3 million in 1997 and $9 million in 1996. The improvement in 1998 compared to 1997 is primarily due to recovery of losses on one large account. Notes and account write-offs, net of recoveries, including sold notes, were less than one million in 1998, $2 million in 1997 and $5 million in 1996. The Corporation's allowance for losses as a percentage of serviced finance receivables was .64%,
 .72% and .74% at October 31, 1998, 1997 and 1996, respectively.

     Depreciation and other expenses in 1998 increased to $30 million from $19 million in 1997 and $9 million in 1996. The increase is primarily the result of a larger investment in equipment under operating leases.

     Insurance Operations:

     Harco National Insurance Company's ("Harco") pretax income was $6 million in each of the three years ended October 31, 1998. Harco's gross premiums written in 1998 were $47 million, 2% and 12% below 1997 and 1996, respectively. The insurance industry continues to be over capitalized which results in a highly competitive market and places pressure on Harco's volume and margins. The ratio of losses to earned premiums was 70% during 1998 and 1997, compared to 73% in 1996.

Liquidity and Funds Management

     The Corporation has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance operation generates its funds through internal operations and has no external borrowings.

     In January 1998, Moody's, Standard and Poors, and Duff and Phelps raised the Corporation's senior debt ratings from Ba2, BB and BB+ to Ba1, BB+ and BBB-, respectively, while the subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

     Operations provided $69 million in cash in 1998 primarily due to net income. The cash provided by operations was used to pay dividends of $57 million. Investing activities used $418 million in cash, while financing activities, excluding dividends, provided $410 million. During 1998, the purchase of $1,397 million of retail receivables and equipment leased to others was funded primarily with $953 million of proceeds from the sale of receivables, principal collections on retail notes and lease receivables of $116 million, and $410 million net increase in total debt. See also the "Statements of Consolidated Cash Flow" on page 13.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Liquidity and Funds Management (continued)

     Over the last three years, operations provided $182 million in cash and proceeds from the sale of retail receivables totaled $2,893 million. These amounts were used principally to fund the purchase of receivables and equipment leased to others of $3,288, net of principal collections on the receivables, and to pay dividends of $123 million.

     Receivable sales were a significant source of funding in 1998, 1997 and 1996. Through the asset-backed public market, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During fiscal 1998, 1997 and 1996, the Corporation sold $1,001, $987 and $985 million, respectively, of retail notes, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly-owned subsidiary of the Corporation, to owner trusts, which in turn, issued securities which were sold to investors. On August 28, 1998, NFRRC filed a shelf registration with the Securities and Exchange Commission which provides for the issuance of an additional $2,500 million of asset-backed securities. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,972 million.

     At October 31, 1998, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had a revolving wholesale note trust that provides for the funding of $700 million of wholesale notes. All eligible wholesale notes are sold to the trust through NFSC. During 1998, a $100 million tranche of investor certificates matured and NFSC issued a $200 million tranche of investor certificates. As of October 31, 1998, the trust is comprised of one $100 million tranche of investor certificates maturing in 1999 and three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008.

     During fiscal 1998 and 1997, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance leases and operating leases with end users. Total proceeds were $144 million and $111 million in 1998 and 1997, respectively. The outstanding capital lease obligations at October 31, 1998 were $213 million.

     The Corporation has a $925 million bank revolving credit facility and a $400 million asset-backed commercial paper ("ABCP") program supported by a bank liquidity facility, which mature in March 2001. See Note 10 to the Consolidated Financial Statements for further discussion.

     As of October 31, 1998, available funding under the bank revolving credit facility and the ABCP program was $124 million, of which $22 million provided funding backup for the outstanding short-term debt. The remaining $102 million, when combined with unrestricted cash and cash equivalents, made $116 million available to fund the general business purposes of the Corporation.

     In November 1998, the Corporation sold $545 million of retail notes, net of unearned finance income, through NFRRC to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Year 2000

     The Corporation has identified all significant information technology ("IT") applications that will require remediation, which in some cases will involve the replacement of systems, to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and to test for Year 2000 compliance. The Corporation plans to complete the modifications and testing process of all significant IT systems by August 1999, which is prior to any anticipated impact on its operating systems.

     As of October 31, 1998 the Corporation believes it has remediated approximately 55% of its non-compliant IT systems. Total costs connected with the remediation of the Corporation's significant IT systems during 1998 and 1997 totaled $3.7 million and $1.1 million, respectively. Estimated future costs total $2.5 million. Approximately 25% of the total costs, representing investment in new IT systems, will be capitalized and depreciated over three to five years. The total cost of the Year 2000 project has not had nor is it anticipated to have a material impact on the Corporation's financial position or results of operations and will be funded through operating cash flows.

     While certain aspects of the Corporation's businesses could operate on a manual basis for a period of time, in the event Year 2000 compliance for its significant IT systems is not reached, the Corporation currently believes that the most reasonably likely worst case scenario would be the inability to sustain its current level of performance and customer service. Additionally, a significant failure of the banking systems or key entities in the financial markets could adversely affect the Corporation's ability to access various credit and money markets. The Corporation is therefore committed to taking all appropriate actions to achieve Year 2000 compliance for its significant IT systems before the millennium change date. The Corporation has developed a detailed plan, which includes an anticipated remediation completion date for each significant IT system and a scheduled overall completion date of August 1999. Management reviews the progress under the action plan on a weekly basis. Whenever management concludes a material risk exists that a significant IT system will not be remediated by the scheduled overall completion date, a contingency plan is developed.

     The Corporation has initiated formal communications with all significant third party suppliers which provide operational support and non-IT systems to determine the extent to which the Corporation would be vulnerable in the event that one or more of those third parties fail to remediate their own Year 2000 issues. The Corporation has received assurances from its significant suppliers of cash management services that they will be able to operate in the Year 2000 and beyond, without interruption in service. While the Corporation believes that it does not have significant exposure to other significant suppliers' Year 2000 problems, it is seeking compliance assurances from such other significant suppliers.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Year 2000  (continued)

     The costs of the project and the date on which the Corporation believes it will complete the Year 2000 remediation are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of qualified personnel, the ability to locate and correct all relevant computer codes and similar uncertainties.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on the Corporation's reported financial condition, results of operations or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income, depending on the intended use of the derivatives. The Corporation is currently assessing the impact of this statement on its results of operations, financial condition and cash flows.

Business Outlook

     The truck industry in 1999 is forecasted to decrease approximately 3% from 1998. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Business Outlook (continued)

     Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1999 and beyond.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation is exposed to market risk primarily due to fluctuations in interest rates. Interest rate risk arises from the funding of a portion of the Corporation's fixed rate receivables with floating rate debt and from the Corporation's investment in fixed income securities. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. Management has reduced the net exposure which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. The Corporation does not use financial instruments for trading purposes.

     The Corporation maintains investments in marketable securities. The securities are classified as available for sale and are recorded on the Statements of Consolidated Financial Condition at fair value with unrealized gains or losses reported as a separate component of shareowner's equity, net of applicable deferred taxes. As of October 31, 1998, the fair value of the Corporation's marketable securities portfolio was $108 million, consisting of $91 million invested in debt securities and $17 million invested in equity securities.

     The Corporation measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates. Assuming a hypothetical 10% increase in interest rates as of October 31, 1998, the estimated net fair asset value would decrease by approximately $5 million.

     Equity price risk arises when the Corporation could incur economic losses due to adverse changes in a particular stock index or price. The Corporation's investments in equity securities are exposed to equity price risk and the fair value of the portfolio is correlated to the S&P 500. Management estimates that an immediate 10% change in the S&P 500 would affect the fair value of its equity securities by approximately $1.7 million.

Item 8.   Financial Statements and Supplementary Data                      Page


   Navistar Financial Corporation and Subsidiaries:
     Statements of Consolidated Income and Retained Earnings
       for the years ended October 31, 1998, 1997 and 1996................   11
     Statements of Consolidated Financial Condition as of
       October 31, 1998 and 1997 .........................................   12
     Statements of Consolidated Cash Flow for the years ended
       October 31, 1998, 1997 and 1996....................................   13
     Notes to Consolidated Financial Statements...........................   14
     Statement of Financial Reporting Responsibility......................   33
     Independent Auditors' Report.........................................   34
     Supplementary Financial Data.........................................   35

                 Navistar Financial Corporation and Subsidiaries
  ---------------------------------------------------------------------------


             Statements of Consolidated Income and Retained Earnings
  ---------------------------------------------------------------------------
                               Millions of Dollars

  For the years ended October 31                      1998     1997      1996
  ---------------------------------------------------------------------------

  Revenues
       Retail notes and lease financing..........   $135.8   $105.8    $ 97.7
       Wholesale notes...........................     43.3     36.1      56.6
       Accounts..................................     33.3     31.2      26.6
       Servicing fee income......................     21.6     20.0      20.5
       Insurance premiums earned.................     32.3     33.3      42.0
       Marketable securities.....................      9.6      8.5       9.4
           Total.................................    275.9    234.9     252.8

  Expenses
       Cost of borrowing:
           Interest expense......................     81.0     65.9      73.2
           Other.................................      7.1      7.0       8.4
           Total.................................     88.1     72.9      81.6
       Credit, collection and administrative.....     36.1     31.0      28.2
       Provision for losses on receivables.......      0.8      2.5       9.3
       Insurance claims and underwriting.........     35.6     35.1      44.4
       Depreciation expense and other............     30.1     18.8       8.8
           Total.................................    190.7    160.3     172.3

  Income Before Taxes............................     85.2     74.6      80.5

  Taxes on Income................................     32.3     28.9      31.1

  Net Income.....................................     52.9     45.7      49.4

  Retained Earnings
       Beginning of year.........................    113.1    107.4      84.0
       Dividends paid............................    (57.0)   (40.0)    (26.0)
       End of year...............................   $109.0   $113.1    $107.4







                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
------------------------------------------------------------------------------


                 Statements of Consolidated Financial Condition
------------------------------------------------------------------------------
                               Millions of Dollars

As of October 31                                             1998         1997
------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents..............................  $   14.1     $   10.7
Marketable Securities..................................     108.0        114.2
Receivables
   Finance receivables.................................   1,523.7      1,223.2
   Allowance for losses................................     (12.8)       (12.0)
       Receivables, net................................   1,510.9      1,211.2

Amounts Due from Sales of Receivables..................     245.9        233.3
Equipment on Operating Leases, Net.....................     217.7        124.1
Repossessions..........................................      14.4         13.0
Other Assets...........................................     101.9        104.1

Total Assets...........................................  $2,212.9     $1,810.6


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt........................................  $   21.8     $  141.0
Accounts Payable and Other Liabilities.................     193.9        191.3
Senior and Subordinated Debt...........................   1,611.2      1,082.7
Dealers' Reserves......................................      24.0         22.2
Unpaid Insurance Claims and Unearned Premiums..........      80.5         85.6

Commitments and Contingencies

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000 shares
       issued and outstanding) and paid-in capital.....     171.0        171.0
   Retained earnings...................................     109.0        113.1
   Minimum pension liability adjustment................      (1.0)           -
   Unrealized gains on marketable securities...........       2.5          3.7
       Total...........................................     281.5        287.8

Total Liabilities and Shareowner's Equity..............  $2,212.9     $1,810.6




                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
 -----------------------------------------------------------------------------

                      Statements of Consolidated Cash Flow
 -----------------------------------------------------------------------------
                               Millions of Dollars

  For the years ended October 31                       1998     1997       1996
 -------------------------------------------------------------------------------
  Cash Flow From Operations

    Net income...................................  $  52.9   $  45.7    $  49.4
      Adjustments to reconcile net income to
        cash provided from operations:
      Gains on sales of receivables..............    (15.3)    (13.4)     (20.2)
      Depreciation and amortization..............     35.4      22.5       15.3
      Provision for losses on receivables........      0.8       2.5        9.3
      Increase (decrease) in accounts payable
        to affiliated companies..................      5.3     107.0      (65.0)
      Other......................................    (10.5)    (22.3)     (17.3)
          Total..................................     68.6     142.0      (28.5)

  Cash Flow From Investing Activities

    Proceeds from sold retail notes..............    952.6     958.2      982.1
    Purchase of retail notes and
        lease receivables........................ (1,262.8)   (969.7)  (1,069.0)
    Principal collections on retail notes and
        lease receivables........................    116.4      93.8       70.2
    Acquisitions (over)under cash collections of
        wholesale notes and accounts receivable..   (105.8)    (59.9)     163.0
    Purchase of marketable securities............    (43.1)    (65.3)     (63.0)
    Proceeds from sales and maturities of
        marketable securities....................     50.3      84.8       67.7
    Purchase of equipment leased to others.......   (134.2)    (66.3)     (65.9)
    Sale of equipment leased to others...........      8.9      23.8        9.7
          Total..................................   (417.7)     (0.6)      94.8

  Cash Flow From Financing Activities

    Net (decrease) increase in short-term debt...   (119.2)     41.6       48.9
    Net increase (decrease) in bank
        revolving credit facility usage..........    422.0    (311.0)     (56.0)
    Net increase (decrease) in asset-backed
        commercial paper facility usage..........      6.0     (15.3)      88.1
    Principal payments on long-term debt.........    (43.6)    (21.6)    (117.5)
    Proceeds from long-term debt.................    144.3     208.9        -
    Dividends paid to Transportation.............    (57.0)    (40.0)     (26.0)
          Total..................................    352.5    (137.4)     (62.5)

  Increase in Cash and Cash Equivalents..........      3.4       4.0        3.8

  Cash and Cash Equivalents at Beginning of Year.     10.7       6.7        2.9

  Cash and Cash Equivalents at End of Year.......  $  14.1   $  10.7    $   6.7

  Supplementary disclosure of cash flow
    information:
    Interest paid................................  $  80.4   $  59.7    $  76.3
    Income taxes paid............................  $  36.4   $  23.8    $  32.2


                 See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1998

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

Nature of Operations

     The Corporation is a commercial financing organization that provides retail, wholesale and lease financing of products sold by Transportation and its dealers within the United States. The Corporation also provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

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

     Under various agreements, Transportation and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value. The Corporation's losses are net of these benefits. Receivables are charged off to the allowance for losses when the receivable is determined to be uncollectible.

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

Insurance Operations

     Insurance premiums written by the Corporation's wholly-owned insurance subsidiary, Harco National Insurance Company ("Harco"), are earned on a pro rata basis over the terms of the policies. Commission costs and premium taxes incurred in acquiring business are deferred and amortized on the same basis as related premiums are earned. The liability for unpaid insurance claims includes provisions for reported claims and an estimate of unreported claims based on past experience. Such provisions include an estimate of loss adjustment expense. The estimated liability for unpaid insurance claims is regularly reviewed and updated. Any change in such estimate is reflected in current operations.

     Harco limits its exposure on any single loss occurrence by ceding reinsurance to other insurance enterprises. Reinsurance receivables, including amounts related to unpaid insurance claims and prepaid reinsurance premiums, are reported as other assets in the Statements of Consolidated Financial Condition.

Income Taxes

     Navistar and its subsidiaries file a consolidated federal income tax return, which includes Transportation and the Corporation. Federal income taxes for the Corporation are computed on a separate consolidated return basis and are payable to Transportation.

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

Derivative Financial Instruments

     All derivative financial instruments, such as forward contracts, interest rate swaps and interest rate caps, are held for purposes other than trading. The Corporation's policy prohibits the use of derivative financial instruments for speculative purposes. The Corporation generally uses derivative financial instruments to reduce its exposure to interest rate volatility.

     The Corporation may use forward contracts to hedge the fair value of its fixed rate receivables against changes in market interest rates in anticipation of the sale of such receivables. The principal balance of receivables expected to be sold by the Corporation equals or exceeds the notional amount of open forward contracts. The Corporation may use interest rate swaps to reduce exposure to interest rate changes when it sells fixed rate receivables on a variable rate basis. Gains or losses incurred with the closing of forward contracts and interest rate swaps are included in the net gain or loss on sale of receivables.

     For the protection of investors, the Corporation may write interest rate caps when fixed rate receivables are sold on a variable rate basis. The Corporation will make payments under the terms of the written caps if interest rates exceed certain levels. The written caps are recorded at fair value with subsequent changes in fair value recognized in income.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on the Corporation's reported financial condition, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (continued)


New Accounting Standards (continued)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income, depending on the intended use of the derivatives. The Corporation is currently assessing the impact of this statement on its results of operations, financial condition and cash flow.

Reclassification

     Certain prior year amounts have been reclassified to conform with the presentation used in the 1998 financial statements.


2. TRANSACTIONS WITH AFFILIATED COMPANIES


Wholesale Notes, Wholesale Accounts and Retail Accounts

     In accordance with the agreements between the Corporation and Transportation relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from Transportation at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. The Corporation purchases wholesale notes and accounts from Transportation at the principal amount of the receivables. Revenue collected from Transportation was $67.2 in 1998, $54.7 in 1997 and $49.8 in 1996.

Retail Notes and Lease Financing

     In accordance with agreements between the Corporation and Transportation, Transportation may be liable for certain losses on the finance receivables and may be required to repurchase the repossessed collateral at the receivable principal value. Losses recorded by Transportation were $10.7 in 1998, $10.1 in 1997 and $9.5 in 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


2. TRANSACTIONS WITH AFFILIATED COMPANIES (continued)


Support Agreements

     Under provisions of certain public and private financing arrangements, agreements with Transportation and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. No income maintenance payments were required during the three-year period ended October 31, 1998.

Administrative Expenses

     The Corporation pays a fee to Transportation for data processing and other administrative services based on the actual cost of services performed. The amount of the fee was $2.6 in 1998, $2.1 in 1997 and $2.4 in 1996.

Accounts Payable

     Accounts payable and other liabilities include $136.8 and $131.5 payable to Transportation at October 31, 1998 and 1997, respectively.


3. INDUSTRY SEGMENTS


     Information by industry segment is summarized as follows:

                                                 1998        1997        1996
-------------------------------------------------------------------------------
Revenues:
    Finance operations...................... $  234.3    $  193.5    $  201.6
    Insurance operations....................     41.6        41.4        51.2
      Total revenues........................ $  275.9    $  234.9    $  252.8

Income before taxes:
    Finance operations...................... $   79.2    $   68.6    $   74.2
    Insurance operations....................      6.0         6.0         6.3
      Total income before taxes............. $   85.2    $   74.6    $   80.5

Assets at end of year:
    Finance operations...................... $2,067.0    $1,659.3    $1,626.9
    Insurance operations....................    145.9       151.3       166.9
      Total assets at end of year........... $2,212.9    $1,810.6    $1,793.8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES


     The fair value of marketable securities is based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. The following table sets forth, by type of security, the amortized cost and estimated fair values at October 31:

                                              1998                  1997
                                    ------------------------------------------
                                     Amortized     Fair    Amortized     Fair
                                       Cost       Value      Cost       Value
------------------------------------------------------------------------------
U.S. government and
  agency securities..................  $  21.7  $  23.2      $  26.6  $  27.1
Mortgage and
  asset-backed securities............     38.2     38.7         37.8     38.2
Corporate debt and other securities..     28.4     28.6         30.3     30.1
  Total debt securities..............     88.3     90.5         94.7     95.4

Equity securities....................     15.6     17.5         13.5     18.8
  Total..............................  $ 103.9  $ 108.0      $ 108.2  $ 114.2

     Net unrealized gains and losses on marketable securities were $4.1 and $6.0 at October 31, 1998 and 1997, respectively. Gross unrealized losses were not material.

     Contractual maturities of marketable debt securities at October 31, 1998 are as follows:

                                                         Amortized       Fair
                                                           Cost         Value
------------------------------------------------------------------------------
Due in one year or less...............................     $  12.9    $  12.9
Due after one year through five years.................        13.6       14.2
Due after five years through ten years................        14.1       14.8
Due after ten years...................................         9.5        9.9
                                                                 50.1       51.8
Mortgage- and asset-backed securities.................        38.2       38.7
    Total debt securities.............................     $  88.3    $  90.5

     Actual maturities may differ from the contractual maturities because of prepayments.

     Proceeds from sales or maturities of marketable securities available for sale were $50.3 during 1998 and $84.8 during 1997. The related net realized gains were $3.3 and $1.8 in 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES (continued)


     All marketable securities at October 31, 1998 and 1997 were held by Harco, of which $12.6 and $14.5, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.


5. FINANCE RECEIVABLES


     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                            1998         1997
------------------------------------------------------------------------------
Retail notes and lease financing......................  $  915.9     $  706.5

Wholesale notes.......................................     224.9         45.7

Accounts:
  Retail..............................................     312.9        396.6
  Wholesale...........................................      70.0         74.4
     Total............................................     382.9        471.0
        Total finance receivables.....................  $1,523.7     $1,223.2

     Contractual maturities of finance receivables including unearned finance income at October 31, 1998, are summarized as follows:

                                              Retail    Wholesale    Accounts
------------------------------------------------------------------------------
Due in fiscal year:
    1999   ...............................  $  281.6     $  141.7     $ 382.9
    2000   ...............................     242.1         83.2           -
    2001   ...............................     218.7            -           -
    2002   ...............................     174.5            -           -
    2003   ...............................     118.9            -           -
Due after 2003............................      27.9            -           -
       Gross finance receivables..........   1,063.7        224.9       382.9
Unearned finance income...................     147.8            -           -
       Total finance receivables..........  $  915.9     $  224.9     $ 382.9

     The actual cash collections from finance receivables will vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (continued)


     The Corporation's primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Transportation and
Transportation's dealers, and as a result the Corporation's receivables and leases have significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Corporation retains as collateral a security interest in the equipment associated with wholesale notes, retail notes and leases.

     The Corporation sells finance receivables to public and private investors with limited recourse provisions. Outstanding sold receivable net balances at October 31 are as follows:

                                                          1998          1997
------------------------------------------------------------------------------
Retail notes.....................................     $1,445.4      $1,422.2
Wholesale notes..................................        700.0         545.5
     Total.......................................     $2,145.4      $1,967.7

     The Corporation has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC") and Navistar Financial Securities Corporation ("NFSC"), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors.

     During fiscal 1998, in two separate sales, the Corporation sold a total of $1,001 of retail notes, net of unearned finance income, through NFRRC to two individual owner trusts. The owner trusts, in turn, issued securities which were sold to investors. On August 28, 1998, NFRRC filed a shelf registration with the Securities and Exchange Commission which provides for the issuance of an additional $2,500 of asset-backed securities. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,972.

     NFSC has in place a revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes up to $700. During 1998, a $100 tranche of investor certificates matured and NFSC issued a $200 tranche of investor certificates. As of October 31, 1998 the trust is comprised of one $100 tranche of investor certificates maturing in 1999 and three $200 tranches of investor certificates maturing in 2003, 2004 and 2008.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (continued)


     NFRRC and NFSC have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. The terms of receivable sales require the Corporation to maintain cash reserves with the trusts as credit enhancement. The use of cash reserves held by the trusts is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at October 31, 1998 was $259; however, management believes the recorded reserves for losses are adequate.

     The following is a summary of amounts included in Amounts Due from Sales of Receivables as of October 31:

                                                                 1998       1997
------------------------------------------------------------------------------
Cash held and invested by trusts..........................   $100.4     $ 90.8
Subordinated retained interests in wholesale receivables..    114.5       99.9
Subordinated retained interests in retail receivables.....     34.9       47.4
Interest only receivables.................................      8.7        7.7
Allowance for credit losses...............................    (12.6)     (12.5)
     Total................................................   $245.9     $233.3

6. INVESTMENT IN OPERATING LEASES


     Operating leases at year-end were as follows:

                                                               1998       1997
------------------------------------------------------------------------------
Investment in operating leases:
   Vehicles and other equipment, at cost..................   $271.1     $150.0
   Less:  Accumulated depreciation........................    (53.4)     (25.9)
      Net investment in operating leases..................   $217.7     $124.1

     Future minimum rentals on operating leases are as follows: 1999, $62.8; 2000, $53.7; 2001, $34.7; 2002, $17.7 and $5.4 thereafter. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


7. ALLOWANCE FOR LOSSES


     The allowance for losses on receivables is summarized as follows:

                                                       1998     1997     1996
------------------------------------------------------------------------------
Total allowance for losses at beginning of year.....  $24.5    $24.0    $19.6
Provision for losses................................    0.8      2.5      9.3
Net (losses) recoveries (charged)
   credited to allowance............................    0.1     (2.0)    (4.9)
       Total allowance for losses at end of year....  $25.4    $24.5    $24.0


Allowance pertaining to:
   Owned notes......................................  $12.8    $12.0    $11.6
   Sold notes.......................................   12.6     12.5     12.4
       Total........................................  $25.4    $24.5    $24.0

8. TAXES ON INCOME


     Taxes on income are summarized as follows:

                                                       1998     1997     1996
------------------------------------------------------------------------------
Current:
   Federal..........................................  $24.7    $29.6    $26.4
   State and local..................................    3.3      4.1      4.4
       Total current................................   28.0     33.7     30.8

Deferred (primarily Federal)........................    4.3     (4.8)     0.3
       Total........................................  $32.3    $28.9    $31.1

     The effective tax rate of approximately 38% in each of the three years ended October 31, 1998 differs from the statutory United States Federal tax rate of 35% primarily because of state and local income taxes. Deferred tax assets and liabilities at October 31 comprised the following:

                                                               1998      1997
------------------------------------------------------------------------------
Deferred tax assets:
   Other postretirement benefits...........................    $2.3      $3.0

Deferred tax liabilities:
   Depreciation and other..................................     5.8       2.2
   Unrealized gains on marketable securities...............     1.5       2.3
       Total deferred tax liabilities......................     7.3       4.5
       Net deferred tax liabilities........................    $5.0      $1.5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


9. SHORT-TERM DEBT


     Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements.

     Information regarding short-term debt is as follows:

                                                     1998      1997      1996
------------------------------------------------------------------------------
Aggregate obligations outstanding:
   Daily average.................................  $106.1    $109.7    $ 68.2
   Maximum month-end balance.....................   148.8     145.0     117.8

Weighted average interest rate:
   On average daily borrowing....................     6.1%      6.1%      6.0%
   At October 31.................................     6.1%      6.1%      5.9%

     Unused commitments under the Corporation's bank revolving credit facility and bank liquidity facility supporting the asset-backed commercial paper program are used as backup for outstanding short-term borrowings. See also Note 10 to the Consolidated Financial Statements.


10. SENIOR AND SUBORDINATED DEBT


     Senior and subordinated debt outstanding at October 31 is summarized as follows:

                                                             1998        1997
------------------------------------------------------------------------------
Bank revolving credit facility, at variable
   rates, due March 2001...............................   $  815.0    $  393.0

Funding under asset-backed commercial
   paper program ("ABCP"), at variable
   rates, due March 2001...............................      400.7       399.9

Capital lease obligations, 4.75% to 5.62%,
   due serially through 2004...........................      213.3        95.8

Subordinated term debt:
   Senior Notes, 8 7/8%, due November 1998.............       82.2        94.0
   Senior Notes, 9%, due June 2002.....................      100.0       100.0
        Total senior and subordinated debt.............   $1,611.2    $1,082.7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


10.      SENIOR AND SUBORDINATED DEBT (continued)


     The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 6.4% in 1998 and 1997, and 6.5% in 1996. The aggregate annual maturities and required payments of senior and subordinated debt are as follows:

                   Fiscal year ended October 31

                   1999                                         $  121.3
                   2000                                             47.7
                   2001                                          1,269.0
                   2002                                            141.8
                   2003 and thereafter                              31.4
                      Total                                     $1,611.2

     At October 31, 1998, the Corporation had a $925 contractually committed bank revolving credit facility and a $400 ABCP program supported by a bank liquidity facility. Available funding under the ABCP program is comprised of the $400 liquidity facility plus $14 of trust certificates issued in connection with the formation of the ABCP trust. Under the terms of the ABCP program, Truck Retail Instalment Paper Company ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, purchases eligible receivables from the Corporation. All assets of TRIP are pledged to a Trust that funds the receivables with A1/P1 rated commercial paper.

     Available funding under the bank revolving credit facility and the ABCP program was $124, of which $22 provided funding backup for the outstanding short-term debt at October 31, 1998. The remaining $102 when combined with unrestricted cash and cash equivalents made $116 available to fund the general business purposes of the Corporation at October 31, 1998. Under the terms of the bank revolving credit facility, the Corporation is required to maintain tangible net worth at a minimum of $175 and a debt to tangible net worth ratio of no greater than 7 to 1. The bank revolving credit agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debtholders. Compensating cash balances are not required under the bank revolving credit facility. Facility fees are paid quarterly regardless of usage.

     Under the terms of the 8 7/8% subordinated debt agreement, the aggregate principal balance of subordinated debt may not exceed 75% of consolidated tangible net worth.

     During fiscal 1998 and 1997, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance and operating leases with end users. The balances are classified under senior and subordinated debt as capital lease obligations. These agreements grant to the purchasers a security interest in the underlying end user leases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS


     Effective October 31, 1998 the Corporation adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The information for 1998, 1997 and 1996 has been presented in conformity with the requirements of SFAS No. 132.

     The Corporation provides postretirement benefits to a majority of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust are required.

     Generally, the pension plans are non-contributory. The Corporation's policy is to fund its pension plans in accordance with applicable United States government regulations. At October 31, 1998, all legal funding requirements had been met.

Postretirement Expense

     Net periodic benefit cost included in the Statements of Consolidated Income is composed of the following:

                                          Pension             Other Benefits
                                  ----------------------  ----------------------
                                   1998    1997    1996     1998    1997    1996
--------------------------------------------------------  ----------------------
Service cost for benefits
  earned during the period.......$ 1.0   $ 0.8   $ 0.7    $ 0.4   $ 0.4   $ 0.4
Interest cost on obligation......  3.1     3.0     2.9      0.8     0.9     0.8
Net amortization costs and other.  0.1       -     0.1        -       -       -
Less expected return on assets... (4.7)   (4.0)   (3.6)    (0.7)   (0.5)   (0.5)
Net postretirement
  (income) expense...............$(0.5)  $(0.2)  $ 0.1    $ 0.5   $ 0.8   $ 0.7

     "Amortization costs" include amortization of cumulative gains and losses over the expected remaining service life of employees and amortization of the initial transition liability over 15 years and amortization of plan amendments. Plan amendments are recognized over the remaining service life of employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS (continued)


Postretirement Expense (continued)

     The funded status of the Corporation's plans as of October 31, 1998 and 1997 and a reconciliation with amounts recognized in the Statements of Consolidated Financial Condition are as follows:

                                     Pension Benefits         Other Benefits
                                   --------------------    -------------------
                                     1998        1997        1998        1997
------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning
   of year..........................  $44.0      $38.7       $11.6      $11.2
Service cost........................    1.0        0.8         0.4        0.4
Interest on obligation..............    3.1        3.0         0.8        0.9
Actuarial net loss (gain)...........    6.1        4.0         1.5       (0.7)
Benefits paid.......................   (2.7)      (2.5)       (0.3)      (0.2)
Benefit obligation at end
   of year..........................  $51.5      $44.0       $14.0      $11.6

Change in plan asset
Fair value of plan assets at
   beginning of year................  $50.1      $42.7       $ 4.4      $ 3.9
Actual return on plan assets........    5.3        9.7         0.4        0.2
Employer contribution...............      -          -         2.1        0.4
Benefits paid.......................   (2.4)      (2.3)       (0.2)      (0.1)
Fair value of plan assets at
   year-end.........................  $53.0      $50.1       $ 6.7      $ 4.4

Funded status.......................  $ 1.5      $ 6.1       $(7.3)     $(7.2)
Unrecognized actuarial net
   (gain) loss......................   (1.1)      (6.5)        2.8        1.0
Unrecognized transition amount......    0.1        0.1           -          -
Unrecognized prior service cost.....    0.4        0.4           -          -
Net amount recognized...............  $ 0.9      $ 0.1       $(4.5)     $(6.2)

Amounts recognized in the
   Statements of Consolidated
   Financial Condition
   consists of:
      Prepaid benefit cost..........  $ 2.4      $ 1.7       $   -      $   -
      Accrued benefit liability.....   (3.1)      (1.6)       (4.5)      (6.2)
      Intangible asset..............      -          -           -          -
      Accumulated reduction in
         shareowner's equity........    1.6          -           -          -
            Net amount recognized...  $ 0.9      $ 0.1       $(4.5)     $(6.2)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS (continued)


Postretirement Expense (continued)

     The accumulated reduction in shareowner's equity is recorded in the Statement of Financial Condition net of deferred income taxes of $0.6 at October 31, 1998.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3.3, $3.1, and $0.0, respectively, as of October 31, 1998, and $2.4, $2.3 and $0.0, respectively, as of October 31, 1997.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                           Pension             Other Benefits
                                    --------------------    -------------------
                                     1998   1997   1996     1998   1997   1996
 ------------------------------------------------------------------------------
    Discount rate used to determine
       present value of benefit
       obligation at year-end....... 6.7%   7.2%   7.9%     7.1%   7.4%   8.1%
    Expected long-term rate of
       return on plan asset for
       the year..................... 9.6%   9.6%   8.9%    10.8%  11.1%  10.5%
    Expected rate of increase in
       future compensation levels... 3.5%   3.5%   3.5%      N/A    N/A    N/A

     For 1999, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.7%. The rate is projected to decrease to 5.0% by the year 2005 and remain at that level each year thereafter. The effect of changing the health care cost trend rate is as follows:

                                               1-Percentage-     1-Percentage-
                                               Point Increase    Point Decrease
-------------------------------------------------------------------------------
Effect on total of service and interest cost
   components...................................  $0.2             $(0.2)
Effect on postretirement benefit obligation.....   2.0              (1.7)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


12. LEASES

     The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1998, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

             Year Ended October 31,
             1999........................................      $ 1.8
             2000........................................        1.4
             2001........................................        0.3
             2002........................................        0.1
             2003........................................        0.1
             Thereafter..................................        0.1
             Total.......................................      $ 3.8

13. SHAREOWNER'S EQUITY


     The number of authorized shares of capital stock as of October 31, 1998 and 1997, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS


Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                             1998                   1997
                                     ------------------------------------------
                                     Carrying     Fair      Carrying     Fair
                                       Value     Value       Amount     Value
-------------------------------------------------------------------------------
Financial assets:
   Finance receivables:
      Retail notes.................. $  775.3  $  797.6     $  607.0  $  619.0
      Wholesale notes and accounts..    607.8     607.8        516.7     516.7
   Amounts due from sales of
      receivables...................    245.9     243.8        233.3     230.3

Financial liabilities:
   Senior and subordinated debt.....  1,397.9   1,401.4        986.9     990.2

     The carrying amount of cash and cash equivalents approximates fair value. The cost and fair value of marketable securities are disclosed in Note 4.

     The fair value of retail notes is estimated by discounting the future contractual cash flows using an estimated discount rate reflecting current rates paid to purchasers of similar types of receivables with similar credit, interest rate and prepayment risks. For wholesale notes and retail and wholesale accounts, all of which reprice monthly, the carrying amounts approximate fair value as a result of the short-term nature of the receivables.

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

     The estimated fair values for all other financial instruments approximate carrying values due to the short-term nature or variable interest terms inherent in the financial instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS (continued)


Derivatives Held or Issued for Purposes Other Than Trading

     The  Corporation  manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps and interest rate caps. The fair value of these instruments is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation's counter-party credit exposure is limited to the fair value of contracts with a positive fair value at the reporting date. At October 31, 1998, none of the Corporation's derivative financial instruments had positive fair values. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     The Corporation enters into forward interest rate contracts to manage its exposure to fluctuations in the fair value of retail notes anticipated to be sold. The Corporation manages such risk by entering into forward contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly correlated with that of the Corporation's receivables. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     As of October 31, 1998, outstanding derivative financial instruments consisted of the following:

                                                   Notional
                                                    Amount         Fair Value
------------------------------------------------------------------------------
 Forward interest rate contracts in anticipation of:
 November 1998 sale of retail receivables......    $450               $(5.2)
 May 1999 sale of retail receivables...........    $ 50               $(0.1)

     Fair values of forward interest rate contracts are based on quoted market prices. There were no derivative financial instruments outstanding at October 31, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


15. LEGAL PROCEEDINGS


     The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation's management, none of these proceedings or claims are material to the business or the financial condition of the Corporation.


16. SUBSEQUENT EVENT


     In November 1998, the Corporation sold $545 of retail notes, net of unearned finance income, through NFRRC to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution.


17. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                     1998
                             --------------------------------------------------
                               1st        2nd        3rd        4th      Fiscal
                             Quarter    Quarter    Quarter    Quarter     Year
-------------------------------------------------------------------------------
Revenues..................... $62.6      $64.1      $79.3     $69.9      $275.9
Interest expense.............  15.7       20.3       23.2      21.8        81.0
Provision for (recovery of)
  losses on receivables......   0.4        0.8       (2.6)      2.2         0.8
Net income...................  13.4       10.7       17.7      11.1        52.9


                                                     1997
                             --------------------------------------------------
                               1st        2nd        3rd        4th      Fiscal
                             Quarter    Quarter    Quarter    Quarter     Year
-------------------------------------------------------------------------------
Revenues..................... $58.1      $57.3      $62.5     $57.0      $234.9
Interest expense.............  14.3       17.2       16.7      17.7        65.9
Provision for loss
  on receivables.............   0.7        0.5        0.3       1.0         2.5
Net income...................  13.4        9.3       13.4       9.6         5.7

------------------------------------------------------------------------------

                 Navistar Financial Corporation and Subsidiaries



                 Statement of Financial Reporting Responsibility
------------------------------------------------------------------------------



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




    John J. Bongiorno
    President and Chief Executive Officer




    Phyllis E. Cochran
    Vice President and Controller

                 Navistar Financial Corporation and Subsidiaries

------------------------------------------------------------------------------

                          Independent Auditors' Report



Navistar Financial Corporation:

We have audited the accompanying consolidated financial statements of Navistar Financial Corporation and its subsidiaries as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998, listed in Item
8. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries as of October 31, 1998 and 1997 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.





/s/DELOITTE & TOUCHE LLP
   Deloitte & Touche LLP
   December 14, 1998
   Chicago, Illinois

                          SUPPLEMENTARY FINANCIAL DATA


                Five Year Summary of Financial and Operating Data

                           Dollar amounts in millions


                                  1998       1997      1996      1995      1994
-------------------------------------------------------------------------------
Results of Operations:
   Revenues...................$  275.9  $   234.9 $   252.8 $   228.2 $   210.8
   Net income ................    52.9       45.7      49.4      36.2      34.0
   Dividends paid ............    57.0       40.0      26.0       9.0      25.6

   Percent of net income to
      average shareowner's
      equity..................    18.5%     16.1%     18.1%     15.0%     15.1%

Financial Data:
   Finance receivables, net ..$1,510.9  $1,211.2  $1,193.6  $1,370.9  $1,094.0
   Total assets .............. 2,212.9   1,810.6   1,793.8   1,874.7   1,534.8

   Total debt ................ 1,633.0   1,223.7   1,305.8   1,330.3   1,091.5
   Shareowner's equity .......   281.5     287.8     279.7     256.7     225.6

   Debt to equity ratio ......   5.8:1     4.3:1     4.7:1     5.2:1     4.8:1
   Senior debt to capital
      funds ratio.............   3.1:1     2.1:1     3.2:1     3.4:1     3.0:1


Number of employees at
      October 31..............     394       358       352       360       353

Gross Finance Receivables and Leases Acquired
-------------------------------------------------------------------------------

($ Millions)                      1998      1997      1996      1995      1994
-------------------------------------------------------------------------------
Wholesale notes.............. $3,812.8  $2,772.8  $2,705.8  $2,979.4  $2,306.6

Retail notes and leases:
   New.......................  1,358.0     976.2   1,064.1   1,075.0     861.9
   Used .....................    309.2     270.3     281.7     242.3     217.2
     Total...................  1,667.2   1,246.5   1,345.8   1,317.3   1,079.1

   Total .................... $5,480.0  $4,019.3  $4,051.6  $4,296.7  $3,385.7



Serviced (including sold notes) Retail Notes and
Leases With Installments Past Due Over 60 Days
-------------------------------------------------------------------------------

At October 31 ($ Millions)        1998      1997      1996      1995      1994
-------------------------------------------------------------------------------
Original amount of notes
  and leases.................   $ 33.6    $ 31.8    $ 14.0     $ 4.2     $ 3.1
Balance of notes and leases..     16.5      16.2       8.0       2.2       1.3
Balance as a percent of
  total outstanding..........     0.57%     0.64%     0.32%     0.10%     0.07%



Retail Note and Lease Repossessions (including sold notes)
-------------------------------------------------------------------------------

                                  1998      1997     1996       1995      1994
-------------------------------------------------------------------------------
Retail note and lease repossessions
  acquired as a percentage
  of average serviced retail
  note and lease balances....     2.26%     2.69%    3.08%      0.92%     0.93%

Credit Loss Experience on Serviced (including sold notes) Receivables
-------------------------------------------------------------------------------

($ Millions)                       1998     1997     1996       1995      1994
-------------------------------------------------------------------------------

Net losses (recoveries):
     Retail notes and leases ..... $ .2     $2.2     $5.1       $ .3      $ .6
     Wholesale notes .............  (.3)     (.2)     (.2)       (.9)       .1
     Accounts.....................    -        -        -        (.2)       .2
         Total ................... $(.1)    $2.0     $4.9       $(.8)     $ .9


Percent net losses (recoveries) to liquidations:
     Retail notes and leases .....  .02%     .18%     .48%       .03%      .07%
     Wholesale notes ............. (.01)    (.01)    (.01)      (.03)      .01
         Total ...................    -      .05%     .13%      (.02)%     .03%


Percent  net  losses   (recoveries)   to  related   average  gross   receivables
   outstanding:
     Retail notes and leases .....  .01%     .09%     .22%       .02%      .04%
     Wholesale notes ............. (.04)    (.02)    (.02)      (.13)      .03
     Accounts.....................    -        -        -       (.05)      .08
         Total ...................    -      .06%     .14%      (.03)%     .04%

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

 Exhibits, Including Those Incorporated By Reference

     See Index to Exhibits.

 Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended October 31, 1998.

                                    SIGNATURE




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NAVISTAR FINANCIAL CORPORATION
                                  (Registrant)




    By:  /s/PHYLLIS E. COCHRAN                               December 21, 1998
            Phyllis E. Cochran
            Vice President and Controller
            (Principal Accounting Officer)