Form 10-Q
period 1999-01-31
NAVISTAR FINANCIAL CORP
filed 1999-03-12
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

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

As of February 28, 1999, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                                      INDEX

                                                                        Page


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

      Statements of Consolidated Income and Retained Earnings --
        Three Months Ended January 31, 1999 and 1998. . . . . . . . . .  2

      Statements of Consolidated Financial Condition --
        January 31, 1999; October 31, 1998; and January 31, 1998. . . .  3

      Statements of Consolidated Cash Flow --
        Three Months Ended January 31, 1999 and 1998. . . . . . . . . .  4

      Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

   Item 2.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . .  8


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 14

Signaturen . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                                             Three Months Ended
                                                                 January 31
                                                              1999         1998
Revenue
   Retail notes and lease financing . . . . . . . . . . . . $ 39.5       $ 28.9
   Wholesale notes. . . . . . . . . . . . . . . . . . . . .   14.7          8.3
   Accounts . . . . . . . . . . . . . . . . . . . . . . . .    8.3          9.6
   Servicing fee income . . . . . . . . . . . . . . . . . .    6.2          5.7
   Insurance premiums earned. . . . . . . . . . . . . . . .    8.5          7.9
   Marketable securities. . . . . . . . . . . . . . . . . .    2.0          2.2
         Total. . . . . . . . . . . . . . . . . . . . . . .   79.2         62.6

Expense
   Cost of borrowing:
      Interest expense. . . . . . . . . . . . . . . . . . .   22.2         15.7
      Other . . . . . . . . . . . . . . . . . . . . . . . .    1.7          1.9
          Total . . . . . . . . . . . . . . . . . . . . . .   23.9         17.6

   Credit, collection and administrative. . . . . . . . . .   10.1          8.1
   Provision for losses on receivables. . . . . . . . . . .    1.3          0.4
   Insurance claims and underwriting. . . . . . . . . . . .   10.3          9.1
   Depreciation expense and other . . . . . . . . . . . . .    9.9          5.5
          Total . . . . . . . . . . . . . . . . . . . . . .   55.5         40.7

Income Before Taxes on Income . . . . . . . . . . . . . . .   23.7         21.9

Taxes on Income . . . . . . . . . . . . . . . . . . . . . .    9.2          8.5

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .   14.5         13.4

Retained Earnings

   Beginning of period. . . . . . . . . . . . . . . . . . .  109.0        113.1

   Dividends paid . . . . . . . . . . . . . . . . . . . . .  (12.0)       (12.0)

   End of period. . . . . . . . . . . . . . . . . . . . . . $111.5       $114.5


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                           January 31   October 31   January 31
                                              1999         1998         1998
                    ASSETS
Cash and Cash Equivalents. . . . . . . . . $    9.8     $   14.1     $    6.4

Marketable Securities. . . . . . . . . . .    104.8        108.0        112.5

Finance Receivables
   Retail notes and lease financing. . . .    681.5        915.9        444.0
   Wholesale notes . . . . . . . . . . . .    355.5        224.9        137.8
   Accounts. . . . . . . . . . . . . . . .    396.8        382.9        357.0
                                            1,433.8      1,523.7        938.8
   Allowance for losses. . . . . . . . . .    (11.1)       (12.8)       (10.3)
     Finance Receivables, Net. . . . . . .  1,422.7      1,510.9        928.5

Amounts Due from Sales of Receivables. . .    266.6        245.9        236.5
Equipment on Operating Leases, Net . . . .    230.9        217.7        158.9
Repossessions. . . . . . . . . . . . . . .     17.7         14.4         18.5
Other Assets . . . . . . . . . . . . . . .     88.4        101.9        104.2
Total Assets . . . . . . . . . . . . . . . $2,140.9     $2,212.9     $1,565.5

      LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings. . . . . . . . . . . $   14.9     $   21.8     $  115.3
Accounts Payable to Affiliated Companies .    212.3        136.8         99.3
Other Liabilities. . . . . . . . . . . . .     54.7         57.1         52.9
Senior and Subordinated Debt . . . . . . .  1,470.7      1,611.2        903.7
Dealers' Reserves. . . . . . . . . . . . .     24.6         24.0         22.5
Unpaid Insurance Claims
  and Unearned Premiums. . . . . . . . . .     79.9         80.5         82.4

Shareowner's Equity
   Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital. . . . . . . . .    171.0        171.0        171.0
   Retained earnings . . . . . . . . . . .    111.5        109.0        114.5
   Accumulated other comprehensive income.      1.3          1.5          3.9
      Total. . . . . . . . . . . . . . . .    283.8        281.5        289.4
Total Liabilities and Shareowner's Equity. $2,140.9     $2,212.9     $1,565.5

See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                             Three Months Ended
                                                                  January 31
                                                               1999       1998
Cash Flow From Operations
   Net income. . . . . . . . . . . . . . . . . . . . . . . . $  14.5    $  13.4
   Adjustments to reconcile net income to cash
      provided from operations:
      Gains on sales of receivables  . . . . . . . . . . . .    (5.7)      (7.2)
      Depreciation and amortization. . . . . . . . . . . . .    10.8        6.7
      Provision for losses on receivables. . . . . . . . . .     1.3        0.4
      Increase (decrease) in accounts payable to
          Affiliated Companies . . . . . . . . . . . . . . .    75.5      (32.2)
      Other. . . . . . . . . . . . . . . . . . . . . . . . .    (5.1)     (30.3)
        Total. . . . . . . . . . . . . . . . . . . . . . . .    91.3      (49.2)

Cash Flow From Investing Activities
   Proceeds from sold retail notes . . . . . . . . . . . . .   518.5      468.2
   Purchase of retail notes and lease receivables. . . . . .  (315.6)    (236.7)
   Principal collections on retail notes and
     lease receivables . . . . . . . . . . . . . . . . . . .     0.4       16.6
   Acquisitions (over) under cash collections of wholesale
      notes and accounts receivable. . . . . . . . . . . . .  (134.6)      32.9
   Purchase of marketable securities . . . . . . . . . . . .    (8.5)      (7.9)
   Proceeds from sales and maturities
      of marketable securities . . . . . . . . . . . . . . .    11.7       10.2
   Purchase of equipment leased to others. . . . . . . . . .   (24.3)     (41.5)
   Sale of equipment leased to others  . . . . . . . . . . .     1.1        0.9
        Total. . . . . . . . . . . . . . . . . . . . . . . .    48.7      242.7

Cash Flow From Financing Activities
   Net decrease in short term borrowings . . . . . . . . . .    (6.8)     (25.7)
   Net increase in bank revolving credit
      facility usage  . . .  . . . . . . . . . . . . . . . .       -       37.0
   Net decrease in asset-backed commercial
      paper facility usage. . . . . . . . . . . . . . . . .    (78.8)    (221.7)
   Proceeds from long-term debt  . . . . . . . . . . . . . .    48.5       48.2
   Principal payment of long-term debt . . . . . . . . . . .   (95.2)     (23.6)
   Dividends paid to Transportation. . . . . . . . . . . . .   (12.0)     (12.0)
        Total. . . . . . . . . . . . . . . . . . . . . . . .  (144.3)    (197.8)

Decrease in Cash and Cash Equivalents. . . . . . . . . . . .    (4.3)      (4.3)

Cash and Cash Equivalents at Beginning of Period . . . . . .    14.1       10.7

Cash and Cash Equivalents at End of Period . . . . . . . . . $   9.8    $   6.4


Supplemental disclosure of cash flow information

   Interest paid . . . . . . . . . . . . . . . . . . . . . . $  29.8    $  22.9

   Income taxes paid . . . . . . . . . . . . . . . . . . . . $   2.4    $   7.4

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation's 1998 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1998 amounts have been reclassified to conform with the presentation used in the 1999 financial statements.

2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivables balances are as follows:

                                        January 31    October 31    January 31
                                           1999          1998          1998
                                                     ($ Millions)
     Retail notes. . . . . . . . . . .   $1,757.2      $1,445.4      $1,654.3
     Wholesale notes . . . . . . . . .      639.5         700.0         531.3
           Total . . . . . . . . . . .   $2,396.7      $2,145.4      $2,185.6

     In November 1998, the Corporation sold $545 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a wholly owned subsidiary of the Corporation, to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. A gain of $5.7 million was recognized on the sale. The proceeds of $526 million, net of fees and credit enhancements, were used by the Corporation for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The allowance for losses on receivables is summarized as follows:

                                          January 31    October 31    January 31
                                            1999           1998          1998
                                                       ($ Millions)
    Allowance pertaining to:
       Owned notes. . . . . . . . . .      $11.1          $12.8         $10.3
       Sold notes . . . . . . . . . .       15.1           12.6          14.4
           Total. . . . . . . . . . .      $26.2          $25.4         $24.7

3. During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Corporation entered into a total of $100 million of forward treasury locks in anticipation of a May 1999 sale of retail receivables. The Corporation intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in May 1999. As of January 31, 1999, the unrealized gain on the outstanding forward treasury locks was not material.

     In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of January 31, 1999 the notional amount was $517 million and the interest rate cap had a fair value of $1.8 million.

4. In order to facilitate the securitization of the Corporation's retail and wholesale receivables the Corporation has established, over the years, three special purpose corporations (Navistar Financial Securities Corporation, Navistar Financial Retail Receivables Corporation and Truck
     Retail Instalment Paper Corporation). In connection with the sales and leasebacks of certain of its leasing portfolio assets, the Corporation and its subsidiary, Harco Leasing, Inc. ("Harco"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated. The assets of NLC have been and will continue to be allocated into various beneficial interests issued by NLC. Harco owns one such beneficial interest in NLC and Harco has transferred other beneficial interests issued by NLC to purchasers under sale/leaseback agreements. Neither the beneficial interests held by purchasers under sale/leaseback agreements and the assets represented thereby, nor legal interest in any assets of NLC, will be available to Harco, the Corporation or its creditors.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Effective November 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by the statement. The Corporation's total comprehensive income was as follows:

                                                Three Months Ended January 31
                                                    1999              1998
                                                         ($ Millions)
         Net Income. . . . . . . . . . . . . . .   $14.5             $13.4
         Other Comprehensive Income. . . . . . .     1.3               3.9
            Total Comprehensive Income . . . . .   $15.8             $17.3

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Certain statements under this caption, which involve risks and uncertainties, constitute "forward-looking statements" under the Securities Reform Act. Navistar Financial Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the headings "Year 2000" and "Business Outlook."


Financing Volume

In the first quarter of fiscal 1999 industry retail sales for Class 5 through 8 trucks was approximately 20% higher than 1998. The Corporation's retail financing acquisitions in fiscal 1999, including retail notes and finance and operating leases, were $339.9 million, 22% higher than 1998. The increase is primarily the result of the strong truck industry demand and an increase in the Corporation's finance market share of new International trucks sold in the U.S. from 14.5% in 1998 to 16.3% in fiscal 1999. Serviced retail notes and lease financing balances were $2,670 million and $2,258 million at January 31, 1999 and 1998, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% and 95% of the wholesale financing of new trucks sold to Transportation's dealers in the first quarter of fiscal 1999 and 1998, respectively. Serviced wholesale note balances were $1,100 million at January 31, 1999, a 45% increase compared to the same period of 1998 due to the strong industry demand.


Results of Operations

The components of net income for the three months ended January 31 are as follows:

                                                            1999      1998
                                                             ($ Millions)
Income before income taxes:
  Finance operations. . . . . . . . . . . . . . . . . . .  $23.6     $20.9
  Insurance operations. . . . . . . . . . . . . . . . . .    0.1       1.0
     Income before taxes. . . . . . . . . . . . . . . . .   23.7      21.9
  Taxes on income . . . . . . . . . . . . . . . . . . . .    9.2       8.5
     Net income . . . . . . . . . . . . . . . . . . . . .  $14.5     $13.4

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Pretax income was $23.7 million and $21.9 million in the first quarter of fiscal 1999 and 1998, respectively. The improvement was primarily a result of higher retail and wholesale financing balances in response to strong industry demand offset, in part, by higher costs to service the larger portfolio.

Finance Operations:

Retail note and lease financing revenue was $39.5 million in the first quarter of 1999 compared to $28.9 million in 1998. The increase is primarily the result of higher retail financing activities due to an increase in the Corporation's finance market share and the shift of the portfolio toward operating lease financing, offset in part by lower yields. Included in retail note and lease revenue is operating lease revenue of $14.1 million and $8.5 million in 1999 and 1998, respectively. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue was $14.7 million in the first quarter of fiscal 1999 compared to $8.3 million in 1998. The increase is primarily a result of the higher level of wholesale financing activity, offset in part by lower yields in response to the lower average prime interest rate.

Retail and wholesale account revenue was $8.3 million in the first quarter of 1999 compared to $9.6 million in fiscal 1998. The decrease is primarily the result of lower average balances and lower average yields relating to a lower prime interest rate.

Borrowing costs increased $6.3 million to $23.9 million during the first quarter of 1999 due primarily to higher average receivable funding requirements, partially offset by lower average interest rates. The Corporation's weighted average interest rate on all debt decreased to 5.9% in 1999 from 6.8% in the first quarter of 1998 primarily due to lower average interest rates and the maturity of high yield subordinated debt.

Credit, collection and administrative expenses increased to $10.1 million in the first quarter of 1999 compared to $8.1 million in 1998. The increase in 1999 was primarily due to higher costs to service the larger portfolio and costs associated with year 2000 initiatives.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Finance Operations (continued):

Provision for losses on receivables totaled $1.3 million in the first quarter of 1999 compared with $0.4 million in 1998. The increase in 1999 was primarily due to the increase in serviced finance receivable balances. The Corporation's allowance for losses as a percentage of serviced finance receivables was .63%,
 .64% and .73% at January 31, 1999, October 31, 1998 and January 31, 1998.

Depreciation and other expenses increased to $9.9 million in the first quarter of 1999 from $5.5 million in 1998. The increase is primarily the result of depreciation on a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first quarter of fiscal 1999 was $0.9 million lower than 1998 primarily due to unfavorable loss experience in the liability lines.


Liquidity and Funds Management

The Corporation has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance subsidiary generates its funds through internal operations and has no external borrowings.

In January 1998, Moody's, Standard and Poors and Duff and Phelps raised the Corporation's senior debt ratings from Ba2, BB and BB+ to Ba1, BB+ and BBB-, respectively, while the subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

Operations provided $91.3 million in cash in the first quarter of 1999 primarily as a result of an increase in accounts payable to affiliated companies and net income. Investing activities provided $48.7 million in cash during this period principally as a result of the sale of retail notes, offset in part by the purchase of finance receivables. The cash generated from operating and investing activities was used primarily to lower borrowings in the asset-backed commercial paper facility by $78.8 million, make principal payments of $95.2 million on long-term debt balances and pay dividends to Transportation of $12.0 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Receivable sales were a significant source of funding in both 1999 and 1998. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter of fiscal 1999, the Corporation sold $545 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary, to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. During the first quarter of fiscal 1998 the Corporation sold $500 million of retail notes, net of unearned finance income, through NFRRC, to owner trusts which, in turn, issued securities which were sold to investors. At January 31, 1999, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,972 million.

As of January 31, 1999, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had a revolving wholesale note trust that provides for the funding of $639 million of eligible wholesale notes. During the next two months $39 million will amortize and the commitment will be $600 million.

At January 31, 1999, available funding under the bank revolving credit facility and the asset-backed commercial paper program was $219 million, of which $15 million provided funding backup for the outstanding short-term debt. The remaining $204 million, when combined with unrestricted cash and cash equivalents, made $214 million available to fund the general business purposes of the Corporation.

During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Corporation entered into a total of $100 million of forward treasury locks in anticipation of a May 1999 sale of retail receivables. The Corporation intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in May 1999. As of January 31, 1999, the unrealized gain on the outstanding forward treasury locks was not material.

In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of January 31, 1999 the notional amount was $517 million and the interest rate cap had a fair value of $1.8 million.

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

As of January 31, 1999 the Corporation believes it has remediated approximately 80% of its non-compliant IT systems. Total costs connected with the remediation of the Corporation's significant IT systems during the first quarter of 1999 totaled $0.8 million, and for fiscal 1998 and 1997 totaled $3.7 million and $1.1 million, respectively. Estimated future costs total $1.7 million. Approximately 25% of the total costs, representing investment in new IT systems, will be capitalized and depreciated over three to five years. The total cost of the Year 2000 project has not had nor is it anticipated to have a material impact on the Corporation's financial position or results of operations and will be funded through operating cash flows.

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


Business Outlook

The truck industry is forecasted to remain strong in fiscal 1999. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets.

Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 1999 and beyond.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended January 31, 1999.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Navistar Financial Corporation
                                                     (Registrant)






Date  March 12, 1999                        /s/P. E. Cochran
                                               P. E. Cochran
                                               Vice President and Controller
                                               (Principal Accounting Officer)