Form 10-Q
period 1999-04-30
NAVISTAR FINANCIAL CORP
filed 1999-06-11
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 1999, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                        1
                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                      Page

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Statements of Consolidated Income and Retained Earnings --
            Three Months and Six Months Ended April 30, 1999 and 1998......  2

            Statements of Consolidated Financial Condition --
            April 30, 1999; October 31, 1998; and April 30, 1998...........  3

            Statements of Consolidated Cash Flow --
            Six Months Ended April 30, 1999 and 1998.......................  4

            Notes to Consolidated Financial Statements.....................  5

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition.............................  8


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................... 14

Signature      ............................................................ 14

                                        4
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                          Three Months Ended   Six Months Ended
                                                April 30            April 30
                                          ------------------   ----------------
                                           1999       1998      1999      1998
                                          ------     ------    ------    -----
Revenue
   Retail notes and lease financing  . . .$ 37.3     $ 30.9    $ 76.8   $ 59.8
   Wholesale notes . . . . . . . . . . . .  16.3       11.5      31.0     19.8
   Accounts  . . . . . . . . . . . . . . .   9.2        7.1      17.5     16.7
   Servicing fee income  . . . . . . . . .   5.5        5.0      11.7     10.7
   Insurance premiums earned . . . . . . .   8.5        8.0      17.0     15.9
   Marketable securities . . . . . . . . .   2.4        1.6       4.4      3.8
                                          ------     ------    ------   ------
           Total . . . . . . . . . . . . .  79.2       64.1     158.4    126.7
                                          ------     ------    ------   ------


Expense
   Cost of borrowing:
         Interest  . . . . . . . . . . . .  21.5       20.3      43.7     36.0
         Other . . . . . . . . . . . . . .   1.5        1.6       3.2      3.5
                                          ------     ------    ------   ------
           Total . . . . . . . . . . . . .  23.0       21.9      46.9     39.5

   Credit, collection and administrative .  10.7        8.5      20.8     16.6
   Provision for losses on receivables . .   1.9        0.8       3.2      1.2
   Insurance claims and underwriting . . .   9.1        8.0      19.4     17.1
   Depreciation and other. . . . . . . . .  10.6        7.6      20.5     13.1
                                          ------     ------    ------   ------
           Total . . . . . . . . . . . . .  55.3       46.8     110.8     87.5
                                          ------     ------    ------   ------


Income Before Taxes on Income  . . . . . .  23.9       17.3      47.6     39.2

Taxes on Income  . . . . . . . . . . . . .   8.9        6.6      18.1     15.1
                                          ------     ------    ------   ------

Net Income . . . . . . . . . . . . . . . .  15.0       10.7      29.5     24.1

Retained Earnings

   Beginning of period . . . . . . . . . . 111.5      114.5     109.0    113.1

   Dividends paid  . . . . . . . . . . . .  13.0       15.0      25.0     27.0
                                          ------     ------    ------   ------

   End of period . . . . . . . . . . . . .$113.5     $110.2    $113.5   $110.2
                                          ======     ======    ======   ======


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                          April 30    October 31     April 30
                                           1999          1998          1998
               ASSETS
Cash and Cash Equivalents . . . . . . . . $   13.0    $    14.1      $   39.2
Marketable Securities . . . . . . . . . .    103.5        108.0         113.3

Finance Receivables
     Retail notes and lease financing . .  1,025.1        915.9         772.4
     Wholesale notes  . . . . . . . . . .    452.7        224.9         308.0
     Accounts . . . . . . . . . . . . . .    471.6        382.9         379.3
                                          --------     --------      --------
                                           1,949.4      1,523.7       1,459.7
     Allowance for losses . . . . . . . .    (13.5)       (12.8)        (12.2)
                                          --------     --------      --------
         Finance Receivables, Net . . . .  1,935.9      1,510.9       1,447.5

Amounts Due from Sales of Receivables . .    237.8        245.9         211.1
Equipment on Operating Leases, Net  . . .    236.0        217.7         198.9
Repossessions . . . . . . . . . . . . . .     19.6         14.4          13.8
Other Assets  . . . . . . . . . . . . . .    105.6        101.9          93.7
                                          --------     --------      --------
Total Assets  . . . . . . . . . . . . . . $2,651.4     $2,212.9      $2,117.5
                                          ========     ========      ========

   LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings . . . . . . . . . . $   15.0     $   21.8     $   138.4
Accounts Payable to Affiliates. . . . . .    564.9        136.8          84.0
Other Liabilities . . . . . . . . . . . .     51.9         57.1          49.9
Senior and Subordinated Debt  . . . . . .  1,631.2      1,611.2       1,453.4
Dealers' Reserves . . . . . . . . . . . .     24.4         24.0          23.2
Unpaid Insurance Claims and
  Unearned Premiums . . . . . . . . . . .     78.2         80.5          82.4

Shareowner's Equity
     Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital . . . . . . . .    171.0        171.0         171.0
     Retained earnings  . . . . . . . . .    113.5        109.0         110.2
     Accumulated other comprehensive
      income  . . . . . . . . . . . . . .      1.3          1.5           5.0
                                          --------     --------      --------
         Total  . . . . . . . . . . . . .   285.8         281.5         286.2
                                          --------     --------      --------
Total Liabilities and
  Shareowner's Equity . . . . . . . . . . $2,651.4     $2,212.9      $2,117.5
                                          ========     ========      ========


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                         Six Months Ended
                                                             April 30
                                                        1999              1998
Cash Flow From Operations
     Net income . . . . . . . . . . . . . . . . . . .  $ 29.5          $ 24.1
     Adjustments to reconcile net income to cash
         provided from operations:
         Gains on sales of receivables  . . . . . . .    (5.7)           (7.2)
         Depreciation and amortization  . . . . . . .    22.0            15.2
         Provision for losses on receivables  . . . .     3.2             1.2
         Increase (decrease) in accounts
           payable to affiliates. . . . . . . . . . .   428.1           (47.5)
         Other  . . . . . . . . . . . . . . . . . . .   (13.0)           (9.7)
                                                       ------          ------
             Total  . . . . . . . . . . . . . . . . .   464.1           (23.9)
                                                       ------          ------

Cash Flow From Investing Activities
   Proceeds from sold retail notes  . . . . . . . . .   511.6           465.3
     Purchase of retail notes and
       lease receivables  . . . . . . . . . . . . . .  (662.2)         (576.4)
     Principal collections on retail notes and
       lease receivables  . . . . . . . . . . . . . .    31.5            54.8
     Acquisitions over cash collections of wholesale
       notes and accounts receivable  . . . . . . . .  (299.1)         (153.8)
     Purchase of marketable securities  . . . . . . .   (20.7)          (15.8)
     Proceeds from sales and maturities
       of marketable securities . . . . . . . . . . .    26.1            19.3
     Purchase of equipment leased to others . . . . .   (46.6)          (90.9)
     Sale of equipment leased to others . . . . . . .     7.7             2.7
                                                       ------          ------
             Total  . . . . . . . . . . . . . . . . .  (451.7)         (294.8)
                                                       ------          ------

Cash Flow From Financing Activities
     Net decrease in short-term debt . . . . . . . .     (6.8)           (2.6)
     Net increase in bank revolving
      credit facility usage. . . . . . . . . . . . .     40.0           302.0
     Net increase in asset-backed
      commercial paper facility usage. . . . . . . .     11.3            12.1
     Proceeds from long-term debt  . . . . . . . . .     73.3            91.5
     Principal payments of long-term debt  . . . . .   (106.3)          (28.8)
     Dividends paid to Transportation  . . . . . . .    (25.0)          (27.0)
                                                       ------          ------
             Total   . . . . . . . . . . . . . . . .    (13.5)          347.2
                                                       ------          ------

(Decrease) Increase in Cash and Cash Equivalents . .     (1.1)           28.5

Cash and Cash Equivalents at Beginning of Period . .     14.1            10.7
                                                       ------          ------

Cash and Cash Equivalents at End of Period . . . . .   $ 13.0          $ 39.2
                                                       ======          ======

Supplemental disclosure of cash flow information

     Interest paid . . . . . . . . . . . . . . . . .   $ 49.4          $ 37.9
                                                       ======          ======

     Income taxes paid . . . . . . . . . . . . . . .  $  15.3          $ 19.5
                                                      =======          ======

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

      The accompanying unaudited financial statements have been prepared in accordance with the accounting policies described in the Corporation's 1998 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial position and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1998 amounts have been reclassified to conform with the presentation used in the 1999 financial statements.


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                       April 30      October 31      April 30
                                         1999           1998           1998
                                                    ($ Millions)
   Retail notes . . . . . . . . . .    $1,493.4       $1,445.4       $1,417.7
   Wholesale notes  . . . . . . . .       600.0          700.0          500.0
                                       --------       --------       --------
         Total  . . . . . . . . . .    $2,093.4       $2,145.4       $1,917.7
                                       ========       ========       ========

     In November 1998, the Corporation sold $545 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary of the Corporation, to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. A gain of $6 million was recognized on the sale. The proceeds of $526 million, net of fees and credit enhancements, were used by the Corporation for general working capital purposes.

     In June 1999, the Corporation sold $715 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn sold notes to investors. A gain of $6 million was recognized on the sale. The proceeds of $685 million, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   The allowance for losses on receivables is summarized as follows:

                                        April 30      October 31    April 30
                                          1999           1998          1998
                                                     ($ Millions)
   Allowance pertaining to:
       Owned notes . . . . . . . . .       $13.5         $12.8         $12.2
       Sold notes  . . . . . . . . .        12.7          12.6          12.5
                                           -----         -----         -----
          Total  . . . . . . . . . .       $26.2         $25.4         $24.7
                                           =====         =====         =====


3. In anticipation of the June 1999 sale of retail receivables, the Corporation was a party to a total of $500 million of forward treasury locks. The Corporation closed these positions on the pricing date of the sale. The resulting $2 million gain was included in the gain on the sale of receivables recognized in June 1999.

       In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of April 30, 1999 the notional amount was $490 million and the interest rate cap had a fair value of $2 million.

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Effective November 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by the statement. The Corporation's total comprehensive income was as follows:

                                            Three Months           Six Months
                                           Ended April 30        Ended April 30
                                           1999      1998        1999      1998
                                                      ($ Millions)
       Net Income . . . . . . . . . . . . $15.0     $10.7       $29.5     $24.1
       Unrealized gains (losses) on
         marketable securities  . . . . .   0.0       1.1        (0.2)      1.3
                                          -----     -----       -----     -----
          Total Comprehensive Income. . . $15.0     $11.8       $29.2     $25.3
                                          =====     =====       =====     =====

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


Financing Volume

In the first half of fiscal 1999 industry retail sales for Class 5 through 8 trucks was approximately 21% higher than 1998. The Corporation's retail financing acquisitions during the first six months of fiscal 1999, including retail notes and finance and operating leases, were $709 million, 6% higher than 1998. The increase is primarily the result of the strong truck industry demand offset in part by a decline in the Corporation's finance market share of new International trucks sold in the U.S. from 15.9% in 1998 to 15.1% in fiscal 1999. The decline in market share is due to the highly competitive commercial financing market. Serviced retail notes and lease financing balances were $2,755 million and $2,394 million at April 30, 1999 and 1998, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% and 94% of the wholesale financing of new trucks sold to Transportation's dealers in the first six months of fiscal 1999 and 1998, respectively. Serviced wholesale note balances were $1,150 million at April 30, 1999, a 29% increase compared to April 30, 1998 due to the strong industry demand.


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                              Three Months       Six Months
                                             Ended April 30    Ended April 30
                                             1999      1998     1999     1998
Income before income taxes:
  Finance operations. . . . . . . . . . .   $22.1     $15.7    $45.7    $36.6
  Insurance operations. . . . . . . . . .     1.8       1.6      1.9      2.6
                                            -----     -----    -----    -----
     Income before taxes. . . . . . . . .    23.9      17.3     47.6     39.2
Taxes on income . . . . . . . . . . . . .     8.9       6.6     18.1     15.1
                                            -----     -----    -----    -----
     Net income . . . . . . . . . . . . .   $15.0     $10.7    $29.5    $24.1
                                            =====     =====    =====    =====

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Finance Operations:

During the second quarter of fiscal 1999, the Corporation's pretax income of $24 million was $7 million higher than the corresponding period of fiscal 1998. Pretax income during the first six months of 1999 increased $8 million to $48 million compared to the same period of 1998. The improvement for both periods was due primarily to higher finance receivable balances resulting from an increase in Transportation's sales and a higher level of average outstanding accounts payable to affiliates which reduced debt levels, offset, in part, by higher costs to service the larger portfolio and an increase in year 2000 costs.

Retail note and lease revenue increased $17 million to $77 million in the first half of 1999 compared to 1998. The increase is primarily the result of higher retail financing activities and an increase in operating lease balances due to continued growth in lease financing, offset in part by lower yields. Included in retail note and lease revenue is operating lease revenue of $29 million and $20 million in 1999 and 1998, respectively. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue increased to $31 million in the first half of 1999 compared to $20 million in fiscal 1998 due primarily to the higher level of wholesale financing activity, offset in part by lower yields in response to the lower average prime interest rate.

Retail and wholesale account revenue was $18 million in the first half of 1999 compared to $17 million in 1998. The increase was primarily the result of higher average balances, offset in part by lower yields in response to the lower average prime interest rate.

Borrowing costs increased $7 million to $47 million during the first half of 1999 due primarily to higher average receivable funding requirements, partially offset by lower average interest rates and the higher level of average outstanding accounts payable to affiliates which reduced debt levels. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a second quarter reduction in borrowing costs of $4 million. The Corporation's weighted average interest rate on all debt decreased during the first six months of 1999 to 5.6% from 6.3% in the first half of 1998 primarily due to lower average interest rates and the maturity of high yield subordinated debt.

Credit, collection and administrative expenses increased to $21 million during the first six months of 1999 from $17 million in 1998. The increase in 1999 was primarily due to higher costs to service the larger portfolio and costs associated with year 2000 initiatives.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Finance Operations (continued):

Provision for losses on receivables totaled $3 million in the first six months of 1999 compared with $1 million in 1998. The increase in 1999 was primarily due to the increase in serviced finance receivable balances. The Corporation's allowance for losses as a percentage of serviced finance receivables was .60%,
 .64% and .68% at April 30, 1999, October 31, 1998 and April 30, 1998.

Depreciation and other expenses during the first six months of 1999 was $21 million compared to $13 million in the comparable period of 1998. The increase is primarily the result of a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income was $1 million less for the first six months of fiscal 1999 than during the comparable 1998 period. The decline was due primarily to adverse loss experience in liability lines partially offset by gains on sales of securities.


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

In May 1999, Moody's and Duff and Phelps raised the Corporation's senior debt ratings from Ba1 and BBB- to Baa3 and BBB, respectively, while also raising the subordinated debt ratings from Ba3 and BB+ to Ba2 and BBB-, respectively. In January 1998, Standard and Poors raised the Corporation's senior debt ratings from BB to BB+, while the subordinated debt ratings were also raised from B+ to BB-.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Operations provided $464 million in cash in the first six months of 1999 primarily as a result of an increase in accounts payable to affiliated companies and net income. Investing activities used $452 million in cash during this period principally as a result of the purchase of retail notes and lease receivables and acquisitions over cash collections of wholesale notes and accounts receivable, offset in part by proceeds from sold retail notes. To finance the increase in receivable balances and pay dividends of $25 million to Transportation, the Corporation increased its financing activities by $14 million.

Receivable sales were a significant source of funding in both 1999 and 1998. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first six months of fiscal 1999, the Corporation sold $545 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary, to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. During the first six months of fiscal 1998 the Corporation sold $500 million of retail notes, net of unearned finance income, through NFRRC, to owner trusts which, in turn, issued securities which were sold to investors.

In June 1999, the Corporation sold $715 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. A gain of $6 million was recognized on the sale, which will be reflected in the Corporation's third quarter revenues. Following the June 1999 sale of retail receivables, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million.

As of April 30, 1999, Navistar Financial Securities Corporation, a wholly-owned subsidiary of the Corporation, had a revolving wholesale note trust that provides for the funding of $600 million of eligible wholesale notes.

At April 30, 1999, available funding under the bank revolving credit facility and the asset-backed commercial paper facility was $72 million, of which $15 million provided funding backup for the outstanding short-term debt. The remaining $57 million, when combined with unrestricted cash and cash equivalents, made $70 million available to fund the general business purposes of the Corporation.

In anticipation of the June 1999 sale of retail receivables, the Corporation was a party to a total of $500 million of forward treasury locks. The Corporation closed these positions on the pricing date of the sale. The resulting $2 million gain was included in the gain on the sale of receivables recognized in June 1999.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of April 30, 1999 the notional amount was $490 million and the interest rate cap had a fair value of $2 million.


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

As of April 30, 1999 the Corporation believes it has remediated approximately 90% of its non-compliant IT systems. Total costs connected with the remediation of the Corporation's significant IT systems during the first six months of 1999 totaled $1.6 million, and for fiscal 1998 and 1997 totaled $3.7 million and $1.1 million, respectively. Estimated future costs total $1.5 million. Approximately 25% of the total costs, representing investment in new IT systems, will be capitalized and depreciated over three to five years. The total cost of the Year 2000 project has not had nor is it anticipated to have a material impact on the Corporation's financial position or results of operations and will be funded through operating cash flows.

While certain aspects of the Corporation's businesses could operate on a manual basis for a period of time, in the event Year 2000 compliance for its significant IT systems is not reached, the Corporation currently believes that the most reasonably likely worst case scenario would be the inability to sustain its current level of performance and customer service. Additionally, a significant failure of the banking systems or key entities in the financial markets could adversely affect the Corporation's ability to access various credit and money markets. The Corporation is therefore committed to taking all appropriate actions to achieve Year 2000 compliance for its significant IT systems before the millennium date change. The Corporation has developed a detailed plan, which includes an anticipated remediation completion date for each significant IT system and a scheduled overall completion date of August 1999. Management reviews the progress under the action plan on a weekly basis. Whenever management concludes a material risk exists that a significant IT system will not be remediated by the scheduled overall completion date, a contingency plan is developed.

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

               No reports on Form 8-K were filed during the six months ended April 30, 1999.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Navistar Financial Corporation
                                                 (Registrant)






Date June 11, 1999                       /s/P. E. Cochran
     -------------                       ----------------
                                            P. E. Cochran
                                            Vice President and Controller
                                            (Principal Accounting Officer)