Form 10-Q
period 1999-07-31
NAVISTAR FINANCIAL CORP
filed 1999-09-13
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1999, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                           Page

PART I.        FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Statements of Consolidated Income and Retained Earnings --
            Three Months and Nine Months Ended July 31, 1999 and 1998.......  2

            Statements of Consolidated Financial Condition --
            July 31, 1999; October 31, 1998; and July 31, 1998..............  3

            Statements of Consolidated Cash Flow --
            Nine Months Ended July 31, 1999 and 1998........................  4

            Notes to Consolidated Financial Statements......................  5

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition..............................  8


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................ 14

Signature   ................................................................ 14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                        Three Months Ended    Nine Months Ended
                                              July 31              July 31
                                        ------------------    -----------------
                                         1999        1998      1999       1998
                                        -------    -------    -------    ------
  Revenue
    Retail notes and lease financing....$ 42.4     $ 40.0     $119.2    $ 99.8
    Wholesale notes.....................  16.6       13.2       47.6      33.0
    Accounts............................   8.9        8.5       26.4      25.2
    Servicing fee income................   6.0        5.2       17.7      15.9
    Insurance premiums earned...........   8.9        8.5       25.9      24.4
    Marketable securities...............   2.3        3.9        6.7       7.7
                                        ------     ------     ------    ------
        Total...........................  85.1       79.3      243.5     206.0


  Expense
    Cost of borrowing
      Interest..........................  20.6       23.2       64.3      59.2
      Other.............................   1.5        2.0        4.7       5.5
                                        ------     ------     ------    ------
        Total...........................  22.1       25.2       69.0      64.7
                                        ------     ------     ------    ------

    Credit, collection and
      administrative...................   10.9        9.3       31.7      25.9
    Provision for (recovery of) losses
      on receivables...................    1.3       (2.6)       4.5      (1.4)
    Insurance claims and underwriting..    9.8       10.6       29.2      27.7
    Depreciation and other.............   11.6        7.9       32.1      21.0
                                        ------     ------     ------    ------
        Total..........................   55.7       50.4      166.5     137.9
                                        ------     ------     ------    ------


  Income Before Taxes on Income........   29.4       28.9       77.0      68.1

  Taxes on Income......................   11.7       11.2       29.8      26.3
                                        ------     ------     ------    ------

  Net Income...........................   17.7       17.7       47.2      41.8

  Retained Earnings

    Beginning of period................  113.5      110.2      109.0     113.1

    Dividends paid.....................   20.0       15.0       45.0      42.0
                                        ------     ------     ------    ------

    End of period...................... $111.2     $112.9     $111.2    $112.9
                                        ======     ======     ======    ======



  See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)



                                                July 31    October 31   July 31
                                                 1999        1998        1998

                                  ASSETS

Cash and Cash Equivalents...................  $    6.7    $   14.1    $    4.9
Marketable Securities.......................     104.0       108.0       110.0

Finance Receivables
  Retail notes and lease financing..........     661.8       915.9       624.6
  Wholesale notes...........................     338.9       224.9        66.6
  Accounts..................................     295.1       382.9       316.5
                                              --------    --------    --------
                                               1,295.8     1,523.7     1,007.7
  Allowance for losses......................      (9.9)      (12.8)      (10.3)
                                              --------    --------    --------
      Finance Receivables, Net..............   1,285.9     1,510.9       997.4

Amounts Due from Sales of Receivables.......     270.3       245.9       259.9
Equipment on Operating Leases, Net..........     255.3       217.7       213.4
Repossessions...............................      21.0        14.4        16.3
Other Assets................................      86.6       101.9        82.6
                                              --------    --------    --------
Total Assets................................  $2,029.8    $2,212.9    $1,684.5
                                              ========    ========    ========


                    LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Borrowings.......................  $   17.9    $   21.8    $  148.8
Accounts Payable to Affiliates..............      73.1       136.8       119.9
Other Liabilities...........................      48.7        57.1        48.2
Senior and Subordinated Debt................   1,505.3     1,611.2       972.7
Dealers' Reserves...........................      24.9        24.0        24.0
Unpaid Insurance Claims and
  Unearned Premiums.........................      77.6        80.5        84.7

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
      shares issued and outstanding)
      and paid-in capital...................     171.0       171.0       171.0
  Retained Earnings.........................     111.2       109.0       112.9
  Accumulated other comprehensive income....       0.1         1.5         2.3
                                              --------    --------    --------
         Total..............................     282.3       281.5       286.2
                                              --------    --------    --------
Total Liabilities and Shareowner's Equity...  $2,029.8    $2,212.9    $1,684.5
                                              ========    ========    ========



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                           Nine Months Ended
                                                                July 31
                                                            1999        1999
                                                          ---------   --------
Cash Flow From Operations
  Net Income..............................................$   47.2    $   41.8
  Adjustments to reconcile net income to cash
    provided from operations:
    Gains on sales of receivables.........................   (11.5)      (15.3)
    Depreciation and amortization.........................    34.0        25.0
    Provision for (recovery of) losses on receivables.....     4.5        (1.4)
    Decrease in accounts payable to affiliates............   (63.7)      (11.6)
    Other.................................................   (16.3)      (14.3)
                                                           -------     -------
      Total...............................................    (5.8)       24.2
                                                           -------     -------

Cash Flow From Investing Activities
  Proceeds from sold retail notes......................... 1,193.4       931.9
  Purchase of retail notes and lease receivables..........(1,026.4)     (918.7)
  Principal collections on retail notes and
    lease receivables.....................................    42.5        68.5
  Acquisitions (over) under cash collections of
    wholesale notes and accounts receivable...............    (8.5)      118.7
  Purchase of marketable securities.......................   (39.0)      (33.2)
  Proceeds from sales and maturities of
    marketable securities.................................    43.0        37.8
  Purchase of equipment leased to others..................   (80.7)     (124.9)
  Sale of equipment leased to others......................    11.1        13.3
                                                           -------     -------
      Total...............................................   135.4        93.4
                                                           -------     -------

Cash Flow From Financing Activities
  Net (decrease) increase in short-term borrowings........    (3.9)        7.8
  Net increase (decrease) in bank revolving
    credit facility usage.................................    40.0       (48.0)
  Net decrease in asset-backed commercial paper
    facility usage........................................  (117.6)      (97.1)
  Proceeds from long-term debt............................   108.3        91.5
  Principal payments of long-term debt....................  (118.8)      (35.6)
  Dividends paid to Transportation........................   (45.0)      (42.0)
                                                           -------     -------
      Total...............................................  (137.0)     (123.4)
                                                           -------     -------

Decrease in Cash and Cash Equivalents.....................    (7.4)       (5.8)

Cash and Cash Equivalents at Beginning of Period..........    14.1        10.7
                                                           -------     -------

Cash and Cash Equivalents at End of Period................$    6.7    $    4.9
                                                           =======     =======

Supplemental disclosure of cash flow information

  Interest paid...........................................$   72.4    $   65.5
                                                           =======     =======

  Income taxes paid.......................................$   26.7    $   25.9
                                                           =======     =======

See Notes to Consolidated Financial Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries ("Corporation"). Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation.

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


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                             July 31     October 31     July 31
                                               1999         1998         1998
                                                        ($ Millions)
       Retail notes                          $1,950.0     $1,445.4     $1,670.7
       Wholesale notes                          600.0        700.0        672.8
                                             --------     --------     --------
           Total                             $2,550.0     $2,145.4     $2,343.5
                                             ========     ========     ========

     In the first three quarters of fiscal 1999, in two separate sales, the Corporation sold a total of $1,260 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a wholly owned subsidiary of the Corporation. The Corporation sold $545 million of retail notes in November 1998 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution and $715 million of retail notes in June 1999 to an owner trust which, in turn, issued securities which were sold to investors. Aggregate gains of $12 million were recognized on the sales. The proceeds of $1,211 million, net of underwriting fees and credit enhancements, were used by the Corporation for general working capital purposes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   The allowance for losses on receivables is summarized as follows:

                                               July 31    October 31    July 31
                                                1999       1998         1998
                                                         ($ Millions)
       Allowance pertaining to:
           Owned notes                          $ 9.9      $12.8          $10.3
           Sold notes                            16.3       12.6           14.4
                                                -----      -----          -----
               Total                            $26.2      $25.4          $24.7
                                                =====      =====          =====

3. In September 1999, the Corporation entered into a total of $150 million of forward treasury locks in anticipation of a November 1999 sale of retail receivables. These locks were entered into to reduce exposure to future changes in interest rates. The Corporation intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1999.

     In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of July 31, 1999 the notional amount was $399 million and the interest rate cap had a fair value of $2 million.

4. In order to facilitate the securitization of the Corporation's retail and wholesale receivables the Corporation has established, over the years, three special purpose corporations (Navistar Financial Securities Corporation, Navistar Financial Retail Receivables Corporation and Truck Retail Instalment Paper Corporation). In connection with the sale and leaseback of certain of its leasing portfolio assets, the Corporation and its subsidiary, Harco Leasing, Inc. ("Harco"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by the Corporation. The assets of NLC have been and will continue to be allocated into various beneficial interests issued by NLC. Harco owns one such beneficial interest in NLC and Harco has transferred other beneficial interests issued by NLC to purchasers under sale/leaseback agreements. Neither the beneficial interests held by purchasers under sale/leaseback agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to Harco, the Corporation or its creditors.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Effective November 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by the statement. The Corporation's total comprehensive income was as follows:

                                               Three Months        Nine Months
                                               Ended July 31      Ended July 31
                                              1999     1998       1999     1998
                                                        ($ Millions)
     Net Income  . . . . . . . . . . . . .   $17.7    $17.7      $47.2    $41.8
     Changes in unrealized losses on
       marketable securities . . . . . . .    (1.2)    (2.7)      (1.4)    (1.4)
                                             -----    -----      -----    -----
         Total Comprehensive Income. . . .   $16.5    $15.0      $45.8    $40.4
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


Financing Volume

In the first nine months of fiscal 1999 industry retail sales for Class 5 through 8 trucks was approximately 20% higher than 1998. The Corporation's retail financing acquisitions during the first nine months of fiscal 1999, including retail notes and finance and operating leases, were $1,107 million, 6% higher than 1998. The increase is primarily the result of the strong truck industry demand. The Corporation's finance market share of new International trucks sold in the U.S. was 16.5% in fiscal 1999 and 1998. Serviced retail notes and lease financing balances were $2,867 million and $2,514 million at July 31, 1999 and 1998, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% and 94% of the wholesale financing of new trucks sold to Transportation's dealers during the first nine months of fiscal 1999 and 1998, respectively. Serviced wholesale note balances were $1,036 million at July 31, 1999, a 21% increase compared to July 31, 1998 due to the strong industry demand.


Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

                                                Three Months       Nine Months
                                                Ended July 31     Ended July 31
                                             ----------------    ---------------
                                              1999     1998       1999     1998
                                              ----     ----       ----     ----
Income before income taxes:
  Finance operations........................ $28.0    $27.3      $73.7    $63.9
  Insurance operations......................   1.4      1.6        3.3      4.2
                                             -----    -----      -----    -----
      Income before taxes...................  29.4     28.9       77.0     68.1
Taxes on income.............................  11.7     11.2       29.8     26.3
                                             -----    -----      -----    -----
      Net income............................ $17.7    $17.7      $47.2    $41.8
                                             =====    =====      =====    =====

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

1999 pretax income was $29 million for the third quarter and $77 million fiscal year to date, which was consistent with and $9 million higher than the respective periods in 1998. The improvement for both periods was due primarily to higher finance receivable balances resulting from an increase in Transportation's sales and a higher level of average outstanding accounts payable to affiliates which reduced debt levels. This was offset, in part, by a higher provision for losses, higher costs to service the larger portfolio, and the competitive commercial financing market which continued to put pressure on retail and wholesale finance margins.

Retail note and lease revenue increased to $119 million in the first nine months of 1999, $19 million higher than the same period in 1998. The increase is primarily the result of higher retail financing activities and continued growth in lease financing, offset in part by lower yields. Included in retail note and lease revenue is operating lease revenue of $45 million and $32 million in 1999 and 1998, respectively. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease.

Wholesale note revenue was $48 million in the first nine months of 1999 compared to $33 million for the comparable period in fiscal 1998 due primarily to the higher level of wholesale financing activity, offset in part by lower yields in response to the lower average prime interest rate.

Borrowing costs increased $4 million to $69 million during the first nine months of 1999 primarily as a result of higher average receivable funding requirements, partially offset by lower average interest rates and the higher level of average outstanding accounts payable to affiliates which reduced debt levels. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $9 million for the first nine months of fiscal year 1999. The Corporation's weighted average interest rate on all debt decreased during the first nine months of 1999 to 5.6% from 6.4% in 1998 primarily due to lower average interest rates and the maturity of high yield subordinated debt.

Credit, collection and administrative expenses increased to $32 million during the first nine months of 1999 from $26 million in 1998. The increase in 1999 was primarily due to higher costs to service the larger portfolio and costs associated with year 2000 initiatives.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Provision for losses on receivables totaled $5 million for the first nine months of 1999 compared to a net recovery of $1 million in 1998. The increase in 1999 was primarily due to the increase in serviced finance receivable balances and a non-recurring loss recovery in the third quarter of 1998. Notes and account write-offs, net of recoveries, including sold notes, were $4 million in 1999 and $2 million of recoveries in 1998. The Corporation's allowance for losses as a percentage of serviced finance receivables was .62%, .64% and .64% at July 31, 1999, October 31, 1998 and July 31, 1998.

Depreciation and other expenses during the first nine months of 1999 was $32 million compared to $21 million in the comparable period of 1998. The increase is primarily the result of a larger investment in equipment under operating leases.


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

The Corporation's operations used $6 million in cash in the first nine months of 1999 as the cash provided from net income was offset by a decrease in accounts payable to affiliated companies. Investing activities provided $135 million in cash during this period principally as a result of the sale of retail notes, offset in part by the purchase of retail notes and lease receivables. The cash generated from investing activities was used primarily to lower borrowings in the asset-backed commercial paper facility and to pay dividends to Transportation of $45 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Receivable sales were a significant source of funding in both 1999 and 1998. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first nine months of fiscal 1999, the Corporation sold $1,260 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary.
The Corporation sold $545 million of retail notes in November 1998 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution and $715 million of retail notes in June 1999 to an owner trust which, in turn, issued securities which were sold to investors. During the first nine months of fiscal 1998 the Corporation sold $1,001 million of retail notes, net of unearned finance income, through NFRRC, to owner trusts which, in turn, issued securities which were sold to investors. As of July 31, 1999, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million.

As of July 31, 1999, Navistar Financial Securities Corporation, a wholly-owned subsidiary of the Corporation, had a revolving wholesale note trust that provides for the funding of $600 million of eligible wholesale notes.

At July 31, 1999, available funding under the bank revolving credit facility and the asset-backed commercial paper facility was $220 million, of which $18 million provided funding backup for the outstanding short-term debt. The remaining $202 million, when combined with unrestricted cash and cash equivalents, made $209 million available to fund the general business purposes of the Corporation.

In September 1999, the Corporation entered into a total of $150 million of forward treasury locks in anticipation of a November 1999 sale of retail receivables. These locks were entered into to reduce exposure to future changes in interest rates. The Corporation intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1999.

In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of July 31, 1999 the notional amount was $399 million and the interest rate cap had a fair value of $2 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Year 2000

The Corporation has identified all significant information technology ("IT") applications that will require remediation, which in some cases will involve the replacement of systems, to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and to test for Year 2000 compliance. The Corporation anticipates that the modifications and testing process of all significant IT systems will be substantially complete by the end of September 1999, which is prior to any anticipated impact on its operating systems.

As of July 31, 1999 the Corporation believes it has remediated approximately 94% of its non-compliant IT systems. Total costs connected with the remediation of the Corporation's significant IT systems during the first nine months of 1999 totaled $2 million, and for fiscal 1998 and 1997 totaled $3 million and $1 million, respectively. Estimated future costs are not material. Approximately 25% of the total costs, representing investment in new IT systems, will be capitalized and depreciated over three to five years. The total cost of the Year 2000 project has not had nor is it anticipated to have a material impact on the Corporation's financial position or results of operations and will be funded through operating cash flows.

While certain aspects of the Corporation's businesses could operate on a manual basis for a period of time, in the event Year 2000 compliance for its significant IT systems is not reached, the Corporation currently believes that the most reasonably likely worst case scenario would be the inability to sustain its current level of performance and customer service. Additionally, a significant failure of the banking systems or key entities in the financial markets could adversely affect the Corporation's ability to access various credit and money markets. The Corporation is therefore committed to taking all appropriate actions to achieve Year 2000 compliance for its significant IT systems before the millennium date change. The Corporation has developed a detailed plan, which includes an anticipated remediation completion date for each significant IT system and a scheduled overall completion date for the end of September 1999. Management reviews the progress under the action plan on a weekly basis. Contingency plans have been developed that define how the company will continue to operate critical business processes in the event of a Year 2000 problem. Review, cataloging and testing will continue prior to activation in December 1999.

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

               No reports on Form 8-K were filed during the nine months ended July 31, 1999.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Navistar Financial Corporation
                                                 (Registrant)






Date September 13, 1999                 /s/P. E. Cochran
     ------------------                 ----------------
                                        P. E. Cochran
                                        Vice President and Controller
                                        (Principal Accounting Officer)