Form 10-K
period 1999-10-31
NAVISTAR FINANCIAL CORP
filed 1999-12-22
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

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
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

           2850 West Golf Road
        Rolling Meadows, Illinois                        60008
(Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code 847-734-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


As of November 30, 1999, the number of shares outstanding of the registrant's common stock was 1,600,000.


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-K

                           Year Ended October 31, 1999

                                      INDEX
                                                                           Page
PART I

Item  1.  Business (A)..................................................    1
Item  2.  Properties (A)................................................    1
Item  3.  Legal Proceedings.............................................    1
Item  4.  Submission of Matters to a Vote of
          Security Holders (A)..........................................    1

PART II

Item  5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters...................................    1
Item  6.  Selected Financial Data (A)...................................    1
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (A).......................    2
Item  7A. Quantitative and Qualitative Disclosures About Market Risk....   10
Item  8.  Financial Statements..........................................   12
          Statement of Financial Reporting Responsibility...............   37
          Independent Auditors' Report..................................   38
          Supplementary Financial Data..................................   39
Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................   42

PART III

Item 10. Directors and Executive Officers of the
         Registrant (A).................................................   42
Item 11. Executive Compensation (A).....................................   42
Item 12. Security Ownership of Certain Beneficial Owners
         and Management (A).............................................   42
Item 13. Certain Relationships and Related
         Transactions (A)...............................................   42

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K............................................   42

SIGNATURES   - Principal Accounting Officer ............................   43
             - Directors................................................   44
POWER OF ATTORNEY.......................................................   44
INDEX TO EXHIBITS.......................................................  E-1

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

Financing Volume

     In response to the continued strong U.S. economy, customer demand for Class 5 through 8 trucks in fiscal 1999 was 19% and 34% higher than 1998 and 1997, respectively. The strong economy continued to contribute to high liquidity in the commercial financing markets, which gives the Corporation's customers more financing alternatives. This continuing, highly competitive financing market has caused the Corporation to increase marketing efforts for its retail and wholesale financing products and services and to reduce finance rates offered during the fiscal year.

     Financing support provided to retail customers over the last three years was as follows:

                                               1999        1998        1997
                                               ----        ----        ----
Retail and Lease Financing: ($ millions)
Finance market share of new International
   trucks sold in the U.S.                    16.4%       16.0%       13.2%

Purchases of receivables and
   equipment leased to others                $1,526      $1,397      $1,036

Serviced retail notes and lease
   financing balances (including
   sold notes) at October 31                 $3,003      $2,579      $2,253


     As a result of the Corporation's higher finance market share and the higher truck industry demand in 1999, purchases of receivables and equipment leased to others were 9% above 1998. During fiscal 1999 the serviced portfolio grew 16% to $3.0 billion. Purchases of receivables and equipment leased to others in 1998 grew 14% above 1997 as a result of the higher finance market share and truck industry demand.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Financing Volume (continued)

     Financing support provided to Transportation's dealers over the last three years was as follows:

                                               1999        1998        1997
                                               ----        ----        ----
Wholesale Financing: ($ millions)
Percent of wholesale financing of
   new International trucks sold to
   Transportation's dealers in the U.S.         96%         95%         94%

Purchases of receivables                     $4,188      $3,813      $2,773

Serviced wholesale note balances
   (including sold notes) at
   October 31                                $1,226      $1,039        $691


     In spite of the strong liquidity in the commercial financing market, the Corporation's finance percentage of new International trucks sold to Transportation's dealers increased slightly to 96% from 95% and 94% in 1998 and 1997, respectively. In response to the strong industry demand, the volume of receivables purchased in 1999 was 10% higher than 1998 which was 38% higher than 1997.

Results of Operations

     The components of net income over the last three years were as follows:

                                               1999        1998        1997
                                               ----        ----        ----
Income before income taxes: ($ millions)
     Finance operations                       $96.4       $79.2       $68.6
     Insurance operations                       5.0         6.0         6.0
                                              -----       -----       -----
        Income before income taxes            101.4        85.2        74.6
     Taxes on income                           38.9        32.3        28.9
                                               ----       -----       -----
        Net income                            $62.5       $52.9       $45.7
                                              =====       =====       =====

Return on average equity                       22.1%       18.5%       16.1%

     The Corporation's 1999 return on average equity was a record 22.1% in 1999, compared with 18.5% and 16.1% in 1998 and 1997, respectively. The increase over 1998 was due primarily to higher finance receivable balances, resulting from an increase in Transportation's sales, and a higher level of average outstanding accounts payable to affiliates which proportionately lowered debt levels and interest expense. This was offset, in part, by a higher provision for losses, higher costs to service the larger portfolio, and the competitive commercial financing market which continued to put pressure on retail and wholesale finance margins. The 1998 increase over 1997 is primarily due to the higher level of wholesale and retail financing, partially offset by lower financing margins and higher costs to service the larger portfolio.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations:

     Retail note and lease financing revenue for 1999 was $161 million compared with $136 million and $106 million in 1998 and 1997, respectively. The 18% growth in fiscal 1999 is due to higher retail financing activities and continued growth in lease financing, offset in part by lower yields. Included in retail note and lease financing revenue is operating lease revenue of $62 million, $46 million and $29 million in 1999, 1998 and 1997, respectively. The higher operating lease revenue is the result of an increase in vehicles under operating leases due to a market shift toward lease financing. For operating leases, the Corporation recognizes the entire lease payment as revenue and records depreciation expense on the assets under lease. Also included in retail note and lease finance revenue are gains on sales of retail note receivables of $12 million, $15 million and $13 million in 1999, 1998 and 1997, respectively. The lower gains on sales of retail note receivables in fiscal 1999 resulted from lower retail note margins and increased credit spreads in the capital market.

     In fiscal 1999 wholesale note revenue increased 45% to $63 million versus 1998, primarily as a result of the higher level of wholesale financing activity, offset in part by lower yields in response to the lower average prime interest rate in 1999 and the competitive commercial financing market. Wholesale note revenue increased 20% in 1998 to $43 million as a result of the higher level of wholesale financing activity, offset in part by lower yields in response to competitive commercial financing market.

     Borrowing costs increased 7% in 1999 to $95 million from $88 million in 1998 primarily due to higher average receivable funding requirements, offset in part by a higher level of average outstanding accounts payable to affiliates and lower average interest rates. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $13 million for fiscal year 1999. The Corporation's weighted average interest rate on all debt was 5.6% in 1999 and 6.4% in 1998 and 1997. The decrease in the Corporation's weighted average interest rate is primarily a result of the decrease in market interest rates and a lower outstanding subordinated term debt balance. Borrowing costs increased 21% in 1998 to $88 million from $73 million in 1997 primarily due to higher average receivable funding requirements. The ratio of debt to equity was 6.1:1, 5.8:1, and 4.3:1 at October 31, 1999, 1998 and 1997, respectively.

     Credit, collection and administrative expenses increased to $43 million in 1999 from $36 million and $31 million in 1998 and 1997, respectively. The increase in 1999 compared with 1998 and 1997 was primarily due to higher costs to service the larger portfolio and costs associated with year 2000 initiatives.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Results of Operations - Finance Operations (continued)

     The provision for losses on receivables totaled $6 million in 1999 compared with $1 million in 1998 and $3 million in 1997. The increase in 1999 compared to 1998 is primarily due to a non-recurring loss recovery in 1998 and the increase in serviced finance receivable balances. Notes and account write-offs, net of recoveries, including sold notes, were $5 million in 1999, less than one million in 1998 and $2 million in 1997. The Corporation's allowance for losses as a percentage of serviced finance receivables was .55%, .64% and .72% at October 31, 1999, 1998 and 1997, respectively.

     Depreciation and other expenses in 1999 increased to $44 million from $30 million in 1998 and $19 million in 1997. The increase is primarily the result of a larger investment in equipment under operating leases.

     Insurance Operations:

     Harco National Insurance Company's ("Harco") pretax income was $5 million in 1999 and $6 million in both 1998 and 1997. Harco's gross premiums written in 1999 were $47 million, consistent with 1998 and 2% below 1997. The insurance industry continues to be over capitalized which results in a highly competitive market and places pressure on Harco's volume and margins. The ratio of losses to earned premiums was 72% during 1999, compared to 70% in 1998 and 1997.


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

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Liquidity and Funds Management (continued)

     Operations provided $654 million of cash in 1999 primarily as a result of an increase in accounts payable to affiliates. The cash provided by operations was used primarily for investing activities of $637 million, of which $410 million supported wholesale note and account financing, and to pay dividends of $60 million. Financing activities, excluding dividends, provided $68 million. During 1999, the purchase of $1,526 million of retail receivables and equipment leased to others was funded primarily with $1,192 million of proceeds from the sale of receivables, principal collections on retail notes and lease receivables of $88 million, and $68 million net increase in total debt. See also the "Statements of Consolidated Cash Flow" on page 14.

     Over the last three years, operations provided an aggregate of $864 million in cash and proceeds from the sale of retail receivables totaled $3,102 million. These amounts were used principally to fund the purchase of finance receivables and equipment leased to others of $3,661, net of principal collections on the receivables, and to pay dividends of $157 million.

     Receivable sales were a significant source of funding in 1999, 1998 and 1997. Through the asset-backed public market and private placement sales, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During fiscal 1999, in two separate sales, the Corporation sold a total of $1,260 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary of the Corporation. The Corporation sold $545 million of retail notes in November 1998 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution and $715 million of retail notes in June 1999 to an owner trust which, in turn, issued securities which were sold to investors. During fiscal 1998 and 1997, the Corporation sold $1,001 and $987 million, respectively, of retail notes, through "NFRRC", to owner trusts, which in turn, issued securities which were sold to investors. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,257 million.

     At October 31, 1999, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had a revolving wholesale note trust that provides for the funding of $600 million of wholesale notes. All eligible wholesale notes are sold to the trust through NFSC. During 1999, a $100 million tranche of investor certificates matured. As of October 31, 1999, the trust is comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008.

     During fiscal 1999, 1998 and 1997, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance leases and operating leases with end users. Total proceeds were $160 million, $144 million and $111 million in 1999, 1998 and 1997, respectively. The outstanding capital lease obligations at October 31, 1999 were $323 million.

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

     As of October 31, 1999, available funding under the bank revolving credit facility and the ABCP program was $87 million, of which $35 million provided funding backup for the outstanding short-term debt. The remaining $52 million, when combined with unrestricted cash and cash equivalents, made $90 million available to fund the general business purposes of the Corporation.

     The  Corporation  manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps and interest rate caps.

     As of October 31, 1999, the Corporation had a total of $500 million of forward interest rate contracts outstanding in anticipation of a November 1999 sale of retail receivables and a $75 million forward starting swap contract in anticipation of a March 2000 sale of retail receivables. These forward contracts were entered into to reduce exposure to future changes in interest rates. The Corporation closes the forward contract positions on the pricing date of the sale and any gain or loss is included in the gain on the sale of receivables. The unrealized loss was immaterial at October 31, 1999.

     In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of October 31, 1999 the cap had a notional amount of $374 million and a fair value of $1 million.

     In November 1999, the Corporation sold $533 million of retail notes, net of unearned finance income, through NFRRC to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. A $2 million gain will be recognized in fiscal year 2000. Lower retail note margins and increased credit spreads in the capital market have reduced the realized gains on sales of receivables in fiscal 1999 and 2000.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Year 2000

     The Corporation has identified all significant information technology ("IT") applications that required remediation, which in some cases involved the replacement of systems, to ensure Year 2000 compliance. Internal and external resources were used to make the required modifications and to test for Year 2000 compliance. As of November 30, 1999, the Corporation is 100% complete with the modifications and testing process of all significant IT systems. Total costs connected with the remediation of the Corporation's significant IT systems totaled $2 million in 1999, $3 million in 1998 and $1 million in 1997. Approximately 25% of the total costs, representing investment in purchased IT systems, were capitalized and will be depreciated over three to five years. The total cost of the Year 2000 project has not had nor is it anticipated to have a material impact on the Corporation's financial position or results of operations and has been funded through operating cash flows.

     While certain aspects of the Corporation's businesses could operate on a manual basis for a period of time, in the event the Corporation experiences interruptions due to the transition to the Year 2000, the Corporation currently believes that the most reasonably likely worst case scenario would be the inability to sustain its current level of performance and customer service. Additionally, a significant failure of the banking systems or key entities in the financial markets could adversely affect the Corporation's ability to access various credit and money markets.

     The Corporation has received written assurances from its significant suppliers of cash management services that they will be able to operate in the Year 2000 and beyond, without interruption in service. While the Corporation believes that it does not have significant exposure to other significant suppliers' Year 2000 problems, it has collected compliance assurances from such other significant suppliers.

     As part of its continuous assessment process, the Corporation has prepared contingency plans for critical business processes that will be placed into effect in the event of a Year 2000 problem. These plans identify when contingent actions should be taken and identify the resources necessary for a proper response. Review and testing of the contingency plans will continue through the remainder of 1999, along with the necessary training of people that will manage through the crossover into the Year 2000.

     Checklists have been established for each of the contingency plans, against which status will be measured as the crossover occurs. The first priority will be to determine that computing platforms, data base management systems and communication networks for both voice and data are functioning properly. Immediately following, a series of production applications have been scheduled to run, with the objective being to quickly identify any remaining Year 2000 problems, and to initiate corrective actions promptly.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Year 2000 (continued)

     A Year 2000 command center structure has been established to facilitate the management of activities and communications. Staffing has been identified, along with the procedures to manage the implementation of the defined pre and post -Year 2000 activities.

     The Corporation is using its best efforts to ensure that the Year 2000 impact on its critical systems and processes will not affect its level of performance and customer service. However, in the event that the Corporation is unable to implement adequate contingency plans in the event problems arise, there could be a material adverse effect on the Corporation's business, financial position or results of operations.


New Accounting Standards


     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The company will adopt this statement effective November 1, 1999. At planned fiscal year 2000 spending levels, adoption of this statement will not have a material impact on the results of operations, financial condition and cash flow.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial condition as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income, depending on the intended use of the derivatives. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133 by deferring its effective date for one year, to those fiscal years beginning after June 15, 2000. The Corporation is currently assessing the impact of these statements on its results of operations, financial condition and cash flow.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


Business Outlook

     The truck industry in 2000 is forecasted to decrease approximately 13% from 1999. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets.

     Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial to meet the financing requirements of Transportation's dealers and retail customers through 2000 and beyond.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation is exposed to market risk primarily due to fluctuations in interest rates. Interest rate risk arises from the funding of a portion of the Corporation's fixed rate receivables with floating rate debt and from the Corporation's investment in fixed income securities. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. Management has reduced the net exposure which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. The Corporation does not use derivative financial instruments for trading purposes.

     The Corporation maintains investments in marketable securities. The securities are classified as available for sale and are recorded on the Statements of Consolidated Financial Condition at fair value with unrealized gains or losses reported as a separate component of shareowner's equity, net of applicable deferred taxes. As of October 31, 1999, the fair value of the Corporation's marketable securities portfolio was $102 million, consisting of $81 million invested in debt securities and $21 million invested in equity securities.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           (continued)


     The Corporation measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates. Assuming a hypothetical 10% increase in interest rates as of October 31, 1999, the estimated net fair asset value would decrease by approximately $5 million.

     Equity price risk arises when the Corporation could incur economic losses due to adverse changes in a particular stock index or price. The Corporation's investments in equity securities are exposed to equity price risk and the fair value of the portfolio is correlated to the S&P 500. Management estimates that an immediate 10% change in the S&P 500 would affect the fair value of its equity securities by approximately $2 million.

Item 8.    Financial Statements and Supplementary Data                     Page


   Navistar Financial Corporation and Subsidiaries:

     Consolidated Financial Statements:
        Statements of Consolidated Income and Retained Earnings
           for the years ended October 31, 1999, 1998 and 1997.............  13
        Statements of Comprehensive Income for the years
           ended October 31, 1999, 1998 and 1997...........................  13
        Statements of Consolidated Financial Condition as of
           October 31, 1999 and 1998 ......................................  14
        Statements of Consolidated Cash Flow for the years ended
           October 31, 1999, 1998 and 1997.................................  15
        Notes to Consolidated Financial Statements.........................  16
     Statement of Financial Reporting Responsibility.......................  37
     Independent Auditors' Report..........................................  38
     Supplementary Financial Data..........................................  39

                 Navistar Financial Corporation and Subsidiaries
 ------------------------------------------------------------------------------


             Statements of Consolidated Income and Retained Earnings
 ------------------------------------------------------------------------------
                               Millions of Dollars

   For the years ended October 31                    1999       1998       1997
   ----------------------------------------------------------------------------
   Revenues
        Retail notes and lease financing.......... $161.3     $135.8     $105.8
        Wholesale notes...........................   62.8       43.3       36.1
        Accounts..................................   35.6       33.3       31.2
        Servicing fee income......................   23.8       21.6       20.0
        Insurance premiums earned.................   35.7       32.3       33.3
        Marketable securities.....................    8.8        9.6        8.5
                                                   ------     ------     ------
            Total.................................  328.0      275.9      234.9
                                                   ------     ------     ------

   Expenses
        Cost of borrowing:
            Interest expense......................   88.6       81.0       65.9
            Other.................................    6.1        7.1        7.0
                                                   ------     ------     ------
            Total.................................   94.7       88.1       72.9

        Credit, collection and administrative.....   42.5       36.1       31.0
        Provision for losses on receivables.......    6.2        0.8        2.5
        Insurance claims and underwriting.........   39.1       35.6       35.1
        Depreciation expense and other............   44.1       30.1       18.8
                                                   ------     ------     ------
            Total.................................  226.6      190.7      160.3
                                                   ------     ------     ------

   Income Before Taxes............................  101.4       85.2       74.6

   Taxes on Income................................   38.9       32.3       28.9
                                                   ------     ------     ------

   Net Income.....................................   62.5       52.9       45.7

   Retained Earnings
        Beginning of year.........................  109.0      113.1      107.4
        Dividends paid............................  (60.3)     (57.0)     (40.0)
                                                   ------     ------     ------
        End of year............................... $111.2     $109.0     $113.1
                                                   ======     ======     ======

                       Statements of Comprehensive Income
-------------------------------------------------------------------------------

   For the years ended October 31                    1999       1998       1997
   ----------------------------------------------------------------------------

   Net Income..................................... $ 62.5     $ 52.9     $ 45.7
   Other comprehensive (loss) income, net of tax:
        Unrealized (losses)gains on marketable
        securities (net of tax of $(1.9),
        $(0.7) and $1.5)..........................   (3.2)      (1.2)       2.4
        Minimum pension liability adjustment
        (net of tax of $(0.1), $(0.6) and $0.0)...   (0.2)      (1.0)       0.0
                                                   ------     ------     ------
   Other comprehensive (loss) income, net of tax..   (3.4)      (2.2)       2.4
                                                   ------     ------     ------
   Comprehensive Income........................... $ 59.1     $ 50.7     $ 48.1
                                                   ======     ======     ======

                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------

                 Statements of Consolidated Financial Condition
-------------------------------------------------------------------------------
                               Millions of Dollars

As of October 31                                            1999         1998
-------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents...............................$   38.6      $   14.1
Marketable Securities...................................   101.7         108.0
Receivables
     Finance receivables................................ 2,075.9       1,523.7
     Allowance for losses...............................   (13.4)        (12.8)
                                                        --------      --------
         Receivables, net............................... 2,062.5       1,510.9

Amounts Due from Sales of Receivables...................   244.5         245.9
Equipment on Operating Leases, Net......................   266.7         217.7
Repossessions...........................................    21.0          14.4
Other Assets............................................   114.1         101.9
                                                        --------      --------

Total Assets............................................$2,849.1      $2,212.9
                                                        ========      ========


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt.........................................$   34.5      $   21.8
Net Accounts Payable to Affiliates......................   706.9         136.8
Other Liabilities.......................................    49.5          57.1
Senior and Subordinated Debt............................ 1,675.8       1,611.2
Dealers' Reserves.......................................    24.2          24.0
Unpaid Insurance Claims and Unearned Premiums...........    77.9          80.5

Commitments and Contingencies...........................      -              -

Shareowner's Equity
     Capital stock (Par value $1.00, 1,600,000 shares
          issued and outstanding) and paid-in capital...   171.0         171.0
   Retained earnings....................................   111.2         109.0
     Accumulated other comprehensive (loss) income......    (1.9)          1.5
                                                        --------      --------
         Total..........................................   280.3         281.5
                                                        --------      --------

Total Liabilities and Shareowner's Equity...............$2,849.1      $2,212.9
                                                        ========      ========




                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------


                      Statements of Consolidated Cash Flow
-------------------------------------------------------------------------------
                               Millions of Dollars

For the years ended October 31                       1999       1998      1997
-------------------------------------------------------------------------------
Cash Flow From Operations

     Net income.................................. $  62.5    $  52.9   $  45.7
       Adjustments to reconcile net income to
         cash provided from operations:
       Gains on sales of receivables.............   (11.5)     (15.3)    (13.4)
       Depreciation and amortization.............    47.1       35.4      22.5
       Provision for losses on receivables.......     6.2        0.8       2.5
       Increase in accounts payable
         to affiliates...........................   570.1        5.3     107.0
       Other.....................................   (20.8)     (10.5)    (22.3)
                                                  -------    -------   -------
              Total..............................   653.6       68.6     142.0
                                                  -------    -------   -------

Cash Flow From Investing Activities

     Proceeds from sold retail notes............. 1,191.6      952.6     958.2
     Purchase of retail notes and
       lease receivables.........................(1,417.2)  (1,262.8)   (969.7)
     Principal collections on retail notes and
         lease receivables.......................    88.1      116.4      93.8
     Acquisitions over cash collections of
         wholesale notes and accounts receivable.  (410.3)    (105.8)    (59.9)
     Purchase of marketable securities...........   (53.1)     (43.1)    (65.3)
     Proceeds from sales and maturities of
         marketable securities...................    57.1       50.3      84.8
     Purchase of equipment leased to others......  (108.7)    (134.2)    (66.3)
     Sale of equipment leased to others..........    15.2        8.9      23.8
                                                  -------    -------   -------
              Total..............................  (637.3)    (417.7)     (0.6)
                                                  -------    -------   -------

Cash Flow From Financing Activities

     Net increase (decrease) in short-term debt..    12.7     (119.2)     41.6
     Net increase (decrease) in bank
         revolving credit facility usage.........    25.0      422.0    (311.0)
     Net increase (decrease) in asset-backed
         commercial paper facility usage.........     4.4        6.0     (15.3)
     Principal payments on long-term debt........  (133.3)     (43.6)    (21.6)
     Proceeds from long-term debt................   159.7      144.3     208.9
     Dividends paid to Transportation............   (60.3)     (57.0)    (40.0)
                                                  -------    -------   -------
              Total..............................     8.2      352.5    (137.4)
                                                  -------    -------   -------

Increase in Cash and Cash Equivalents............    24.5        3.4       4.0

Cash and Cash Equivalents at Beginning of Year...    14.1       10.7       6.7
                                                  -------    -------   -------

Cash and Cash Equivalents at End of Year......... $  38.6    $  14.1   $  10.7
                                                  =======    =======   =======

Supplementary disclosure of cash flow information:
     Interest paid............................... $  92.3    $  80.4   $  59.7
     Income taxes paid........................... $  39.4    $  36.4   $  23.8


          See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


1. SUMMARY OF ACCOUNTING POLICIES (continued)


Allowance for Losses on Receivables

     The allowance for losses on receivables is established through a charge to the provision for losses. The allowance is an estimate of the amount required to absorb losses on existing receivables that may become uncollectible. The allowance is maintained at an amount management considers appropriate in relation to the outstanding receivables portfolio based on such factors as overall portfolio quality, historical loss experience and current economic conditions.

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


Insurance Operations (continued)

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

Marketable Securities

     Marketable securities are classified as available-for-sale and are reported at fair value. The difference between amortized cost and fair value is recorded as an adjustment to accumulated other comprehensive income, net of applicable deferred taxes. The fair value of marketable securities is based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

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

Derivative Financial Instruments (continued)

     For the protection of investors, the Corporation may write interest rate caps when fixed rate receivables are sold on a variable rate basis. The Corporation will make payments under the terms of the written caps if interest rates exceed certain levels. The written caps are recorded at fair value with subsequent changes in fair value recognized in income.

New Accounting Standards

     Effective November 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by this statement.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The company will adopt this statement effective November 1, 1999. At planned fiscal year 2000 spending levels, adoption of this statement will not have a material impact on the results of operations, financial condition and cash flow.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial condition as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income, depending on the intended use of the derivatives. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133 by deferring its effective date for one year, to those fiscal years beginning after June 15, 2000. The Corporation is currently assessing the impact of these statements on its results of operations, financial condition and cash flow.

Reclassification

     Certain prior year amounts have been reclassified to conform with the presentation used in the 1999 financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


2. TRANSACTIONS WITH AFFILIATED COMPANIES


Wholesale Notes, Wholesale Accounts and Retail Accounts

     In accordance with the agreements between the Corporation and Transportation relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from Transportation at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. The Corporation purchases wholesale notes and accounts from Transportation at the principal amount of the receivables. Revenue collected from Transportation was $71.5 in 1999, $67.2 in 1998 and $54.7 in 1997.

Retail Notes and Lease Financing

     In accordance with agreements between the Corporation and Transportation, Transportation may be liable for certain losses on the finance receivables and may be required to repurchase the repossessed collateral at the receivable principal value. Losses recorded by Transportation were $3.5 in 1999, $10.7 in 1998 and $10.1 in 1997.

Support Agreements

     Under provisions of certain public and private financing arrangements, agreements with Transportation and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. No income maintenance payments were required during the three-year period ended October 31, 1999.

Administrative Expenses

     The Corporation pays a fee to Transportation for data processing and other administrative services based on the actual cost of services performed.
The amount of the fee was $2.6 in 1999 and 1998 and $2.1 in 1997.

Accounts Payable

     Accounts payable to affiliates, which are obligated to be repaid upon request, were $706.9, $136.8 and $131.5 at October 31, 1999, 1998 and 1997,
respectively. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $12.5 for fiscal 1999. The reduction in borrowing costs for fiscal 1998 and 1997 was not material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


3. INDUSTRY SEGMENTS


     Effective November 1, 1998, the Corporation adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Segment data for 1998 and 1997 has been restated. Under the provisions of the new standard, the Corporation has two reportable segments: finance and insurance. Information by industry segment is summarized as follows:

                                            1999          1998          1997
-------------------------------------------------------------------------------

Revenues:
  Finance operations....................$  283.8      $  234.3       $  193.5
  Insurance operations..................    44.2          41.6           41.4
                                         -------       -------        -------
    Total revenues......................$  328.0        $275.9       $  234.9
                                         =======       =======        =======

Income before taxes:
  Finance operations....................$   96.4      $   79.2       $   68.6
  Insurance operations..................     5.0           6.0            6.0
                                         -------       -------        -------
       Total income before taxes........$  101.4        $ 85.2       $  74.6
                                         =======       =======        =======

Assets at end of year:
  Finance operations....................$2,707.1      $2,067.0       $1,659.3
  Insurance operations..................   142.0         145.9          151.3
                                         -------       -------        -------
    Total assets at end of year.........$2,849.1      $2,212.9       $1,810.6
                                         =======       =======        =======


4. MARKETABLE SECURITIES


     The following table sets forth, by type of security, the amortized cost and estimated fair values at October 31:

                                                  1999                1998
                                        ---------------------------------------
                                         Amortized   Fair     Amortized   Fair
                                           Cost      Value      Cost      Value
-------------------------------------------------------------------------------

U.S. government and
    agency securities...................$  23.7    $  23.4   $  21.7    $  23.2
Mortgage and
    asset-backed securities.............   31.7       31.3      38.2       38.7
Corporate debt and other securities.....   26.5       26.4      28.4       28.6
                                        -------    -------   -------    -------
    Total debt securities...............   81.9       81.1      88.3       90.5

Equity securities.......................   20.8       20.6      15.6       17.5
                                        -------    -------   -------    -------
    Total...............................$ 102.7    $ 101.7   $ 103.9    $ 108.0
                                        =======    =======   =======    =======

     Net unrealized gains and (losses) on marketable securities were $(1.0) and $4.1 at October 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


4. MARKETABLE SECURITIES (continued)


     Contractual maturities of marketable debt securities at October 31, 1999 are as follows:

                                                        Amortized         Fair
                                                           Cost          Value
-------------------------------------------------------------------------------

Due in one year or less.................................    $ 7.1        $ 7.1
Due after one year through five years...................     27.4         27.4
Due after five years through ten years..................      8.5          8.4
Due after ten years.....................................      7.2          6.9
                                                           ------       ------
                                                             50.2         49.8
Mortgage- and asset-backed securities...................     31.7         31.3
                                                           ------       ------
    Total debt securities...............................    $81.9        $81.1
                                                           ======       ======

     Actual maturities may differ from the contractual maturities because of prepayments.

     Proceeds from sales or maturities of marketable securities available for sale were $57.1 during 1999 and $50.3 during 1998. The related net realized gains were $3.2 and $3.3 in 1999 and 1998, respectively.

     All marketable securities at October 31, 1999 and 1998 were held by Harco, of which $10.6 and $12.6, respectively, were on deposit with various state departments of insurance or otherwise restricted as to use.


5. FINANCE RECEIVABLES


     Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                             1999         1998
-------------------------------------------------------------------------------

Retail notes and lease financing........................ $1,039.7       $915.9

Wholesale notes.........................................    528.7        224.9

Accounts:
     Retail.............................................    437.7        312.9
     Wholesale..........................................     69.8         70.0
                                                         --------     --------
         Total..........................................    507.5        382.9
                                                         --------     --------
              Total finance receivables................. $2,075.9     $1,523.7
                                                         ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (continued)

     Contractual maturities of finance receivables including unearned finance income at October 31, 1999, are summarized as follows:

                                                 Retail   Wholesale   Accounts
--------------------------------------------------------------------------------

Due in fiscal year:
    2000   ................................    $  313.5    $ 336.8     $ 507.5
    2001   ................................       251.0      191.9           -
    2002   ................................       244.8          -           -
    2003   ................................       188.3          -           -
    2004   ................................       147.7          -           -
Due after 2004.............................        48.8          -           -
                                               --------    -------     -------
       Gross finance receivables...........     1,194.1      528.7       507.5
Unearned finance income....................       154.4          -           -
                                               --------    -------     -------
       Total finance receivables...........    $1,039.7    $ 528.7     $ 507.5
                                               ========    =======     =======

     The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

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

     The Corporation sells finance receivables to public and private investors with limited recourse provisions. Outstanding sold receivable net balances at October 31 are as follows:

                                                           1999          1998
-------------------------------------------------------------------------------

Retail notes.......................................    $1,696.0      $1,445.4
Wholesale notes....................................       600.0         700.0
                                                       --------      --------
     Total.........................................    $2,296.0      $2,145.4
                                                       ========      ========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


5. FINANCE RECEIVABLES (continued)


     During fiscal 1999, in two separate sales, the Corporation sold a total of $1,260 of retail notes, net of unearned finance income, through NFRRC. The Corporation sold $545 of retail notes in November 1998 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution and $715 of retail notes in June 1999 to an owner trust which, in turn, issued securities which were sold to investors. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,257.

     At October 31, 1999, NFSC has in place a revolving wholesale note trust that provides for the funding of $600 of wholesale notes. During 1999, a $100 tranche of investor certificates matured. As of October 31, 1999 the trust is comprised of three $200 tranches of investor certificates maturing in 2003, 2004 and 2008.

     NFRRC and NFSC have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to the Corporation or affiliated companies. The terms of receivable sales require the Corporation to maintain cash reserves with the trusts and conduits as credit enhancement. The use of cash reserves held by the trusts and conduits is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at October 31, 1999 was $257.3; however, management believes the recorded reserves for losses are adequate.

     The following is a summary of amounts included in Amounts Due from Sales of Receivables as of October 31:

                                                               1999        1998
-------------------------------------------------------------------------------

Cash held and invested by trusts..........................   $111.6      $100.4
Subordinated retained interests in wholesale receivables..     96.8       114.5
Subordinated retained interests in retail receivables.....     41.4        34.9
Interest only receivables.................................      7.5         8.7
Allowance for credit losses...............................    (12.8)      (12.6)
                                                             ------      ------
     Total................................................   $244.5      $245.9
                                                             ======      ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


6. INVESTMENT IN OPERATING LEASES


         Operating leases at year-end were as follows:

                                                          1999            1998
-------------------------------------------------------------------------------

Investment in operating leases:
   Vehicles and other equipment, at cost..............  $353.7          $271.1
   Less:  Accumulated depreciation....................   (87.0)          (53.4)
                                                        ------          ------
      Net investment in operating leases..............  $266.7          $217.7
                                                        ======          ======


     Future minimum rentals on operating leases are as follows: 2000, $67.7; 2001, $57.7; 2002, $44.4; 2003, $27.3; 2004, $10.6; and $1.8 thereafter. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.


7. ALLOWANCE FOR LOSSES


     The allowance for losses on receivables is summarized as follows:

                                                        1999     1998     1997
-------------------------------------------------------------------------------

Total allowance for losses at beginning of year....... $25.4    $24.5    $24.0
Provision for losses..................................   6.2      0.8      2.5
Net (losses) recoveries (charged)
     credited to allowance............................  (5.4)     0.1     (2.0)
                                                       -----    -----    -----
         Total allowance for losses at end of year.... $26.2    $25.4    $24.5
                                                       =====    =====    =====


Allowance pertaining to:
     Owned notes...................................... $13.4    $12.8    $12.0
     Sold notes.......................................  12.8     12.6     12.5
                                                       -----    -----    -----
         Total........................................ $26.2    $25.4    $24.5
                                                       =====    =====    =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


8. TAXES ON INCOME


         Taxes on income are summarized as follows:
                                                        1999     1998     1997
-------------------------------------------------------------------------------

Current:
     Federal.......................................... $30.6    $24.7    $29.6
     State and local..................................   4.9      3.3      4.1
                                                       -----    -----    -----
         Total current................................  35.5     28.0     33.7

Deferred (primarily Federal)..........................   3.4      4.3     (4.8)
                                                       -----    -----    -----
         Total........................................ $38.9    $32.3    $28.9
                                                       =====    =====    =====

     The effective tax rate of approximately 38% in each of the three years ended October 31, 1999 differs from the statutory United States Federal tax rate of 35% primarily because of state and local income taxes. The net deferred tax liability is included in other liabilities on the Statements of Financial Condition. Deferred tax assets and liabilities at October 31 comprised the following:
                                                              1999       1998
-------------------------------------------------------------------------------

Deferred tax assets:
     Other postretirement benefits..........................  $3.1       $2.9
     Unrealized losses on marketable securities.............   0.4          -
                                                              ----       ----
         Total deferred tax assets..........................   3.5        2.9

Deferred tax liabilities:
     Depreciation and other.................................   9.2        5.8
     Unrealized gains on marketable securities..............     -        1.5
                                                              ----       ----
         Total deferred tax liabilities.....................   9.2        7.3
                                                              ----       ----
         Net deferred tax liabilities.......................  $5.7       $4.4
                                                              ====       ====


9. SHORT-TERM DEBT


     Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements.

         Information regarding short-term debt is as follows:
                                                        1999     1998     1997
-------------------------------------------------------------------------------

Aggregate obligations outstanding:
     Daily average................................... $ 16.6   $106.1   $109.7
     Maximum month-end balance.......................   50.8    148.8    145.0

Weighted average interest rate:
     On average daily borrowing......................   5.7%     6.1%     6.1%
     At October 31...................................   5.7%     6.1%     6.1%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


9. SHORT-TERM DEBT (continued)


     Unused commitments under the Corporation's bank revolving credit facility and bank liquidity facility supporting the asset-backed commercial paper program are used as backup for outstanding short-term borrowings. See also Note 10 to the Consolidated Financial Statements.


10. SENIOR AND SUBORDINATED DEBT


     Senior and subordinated debt outstanding at October 31 is summarized as follows:
                                                         1999            1998
-------------------------------------------------------------------------------

Bank revolving credit facility, at variable
     rates, due March 2001..........................   $ 840.0        $ 815.0

Funding under asset-backed commercial
     paper program ("ABCP"), at variable
     rates, due March 2001..........................     412.7          400.7

Capital lease obligations, 4.10% to 6.34%,
     due serially through 2006......................     323.1          213.3

Subordinated term debt:
     Senior Notes, 8 7/8%, due November 1998........         -           82.2
     Senior Notes, 9%, due June 2002................     100.0          100.0
                                                      --------       --------
              Total senior and subordinated debt....  $1,675.8       $1,611.2
                                                      ========       ========


         The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 5.6% in 1999 and 6.4% in 1998 and 1997. The aggregate annual maturities and required payments of senior and subordinated debt are as follows:

                   Fiscal year ended October 31

                   2000                               $   73.5
                   2001                                1,341.1
                   2002                                  171.9
                   2003                                   67.8
                   2004                                   21.2
                   2005 and thereafter                     0.3
                                                      --------
                      Total                           $1,675.8
                                                      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


10. SENIOR AND SUBORDINATED DEBT (continued)

     At October 31, 1999, the Corporation had a $925 contractually committed bank revolving credit facility and a $400 ABCP program supported by a bank liquidity facility. Available funding under the ABCP program is comprised of the $400 liquidity facility plus $14 of trust certificates issued in connection with the formation of the ABCP trust. Under the terms of the ABCP program, Truck Retail Instalment Paper Company ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, purchases eligible receivables from the Corporation. All assets of TRIP are pledged to a trust that funds the receivables with A1/P1 rated commercial paper.

     Available funding under the bank revolving credit facility and the ABCP program was $87, of which $35 provided funding backup for the outstanding short-term debt at October 31, 1999. the remaining $52 when combined with unrestricted cash and cash equivalents made $90 available to fund the general business purposes of the Corporation at October 31, 1999. Under the terms of the bank revolving credit facility, the Corporation is required to maintain tangible net worth at a minimum of $175 and a debt to tangible net worth ratio of no greater than 7 to 1. The bank revolving credit agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debt holders. Compensating cash balances are not required under the bank revolving credit facility. Facility fees are paid quarterly regardless of usage.

     During fiscal 1999 and 1998, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance and operating leases with end users. The balances are classified under senior and subordinated debt as capital lease obligations. In connection with the sale and leaseback of certain of its leasing portfolio assets, the Corporation and its subsidiary, Harco Leasing, Inc. ("HLC"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by the Corporation. The assets of NLC have been and will continue to be allocated into various beneficial interests issued by NLC. HLC owns one such beneficial interest in NLC and HLC has transferred other beneficial interests issued by NLC to purchasers under sale/leaseback agreements. Neither the beneficial interests held by purchasers under sale/leaseback agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to HLC, the Corporation or its creditors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS


     The Corporation provides postretirement benefits to a majority of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents.

     Generally, the pension plans are non-contributory. The Corporation's policy is to fund its pension plans in accordance with applicable United States government regulations. At October 31, 1999, all legal funding requirements had been met.

Postretirement Expense

     Net periodic benefit cost included in the Statements of Consolidated Income is composed of the following:

                                    Pension Benefits         Other Benefits
-------------------------------------------------------  ---------------------
                                  1999    1998    1997    1999    1998    1997
-------------------------------------------------------  ---------------------

Service cost for benefits
     earned during the period....  $ 0.7  $ 1.0  $ 0.8    $0.3   $ 0.4   $ 0.4
Interest cost on obligation......    3.4    3.1    3.0     1.0     0.8     0.9
Net amortization costs and other.    0.2    0.1      -     0.1       -       -
Less expected return on assets...   (5.0)  (4.7)  (4.0)   (0.7)   (0.7)   (0.5)
                                   -----  -----  -----    ----   -----   -----
Net postretirement.
     (income) expense              $(0.7) $(0.5) $(0.2)   $0.7   $ 0.5   $ 0.8
                                   =====  =====  =====    ====   =====   =====


     "Amortization costs" include amortization of cumulative gains and losses over the expected remaining service life of employees and amortization of the initial transition liability over 15 years and amortization of plan amendments. Plan amendments are recognized over the remaining service life of employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS (continued)


Postretirement Expense (continued)

     The funded status of the Corporation's plans as of October 31, 1999 and 1998 and a reconciliation with amounts recognized in the Statements of Consolidated Financial Condition are as follows:

                                      Pension Benefits          Other Benefits
                                   ---------------------     ------------------
                                      1999       1998          1999        1998
--------------------------------------------------------     ------------------

Change in benefit obligation
Benefit obligation at beginning
   of year........................   $51.5      $44.0        $14.0       $11.6
Service cost......................     0.7        1.0          0.3         0.4
Interest on obligation............     3.4        3.1          1.0         0.8
Actuarial net loss (gain).........    (4.4)       6.1            -         1.5
Benefits paid.....................    (2.7)      (2.7)        (0.4)       (0.3)
                                     -----      -----        -----       -----
Benefit obligation at end
   of year........................   $48.5      $51.5        $14.9       $14.0
                                     =====      =====        =====       =====

Change in plan asset
Fair value of plan assets at
   beginning of year..............   $53.0      $50.1        $ 6.7       $ 4.4
Actual return on plan assets......     3.4        5.3          1.1         0.4
Employer contribution.............       -          -          0.3         2.1
Benefits paid.....................    (2.5)      (2.4)        (0.3)       (0.2)
                                     -----      -----       ------       -----
Fair value of plan assets at
   year-end.......................   $53.9      $53.0        $ 7.8       $ 6.7
                                     =====      =====        =====       =====

Funded status.....................   $ 5.4      $ 1.5        $(7.0)      $(7.3)
Unrecognized actuarial net
   (gain) loss....................    (4.0)      (1.1)         2.2         2.8
Unrecognized transition amount....     0.1        0.1            -           -
Unrecognized prior service cost...     0.4        0.4            -           -
                                     -----      -----        -----       -----
Net amount recognized.............   $ 1.9      $ 0.9        $(4.8)      $(4.5)
                                     =====      =====        =====       =====

Amounts recognized in the
   Statements of Consolidated
   Financial Condition
   consists of:
      Prepaid benefit cost........   $ 3.5      $ 2.4        $   -       $   -
      Accrued benefit liability...    (3.5)      (3.1)        (4.8)       (4.5)
      Intangible asset............       -          -            -           -
      Accumulated reduction in
         shareowner's equity......     1.9        1.6            -           -
                                     -----      -----        -----       -----
            Net amount recognized.   $ 1.9      $ 0.9        $(4.8)      $(4.5)
                                     =====      =====        =====       =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


11. POSTRETIREMENT BENEFITS (continued)


Postretirement Expense (continued)

     The accumulated reduction in shareowner's equity is recorded in the Statement of Financial Condition net of deferred income taxes of $0.7 at October 31, 1999.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $3.5, $3.5, and $0.0, respectively, as of October 31, 1999, and $3.3, $3.1 and $0.0, respectively, as of October 31, 1998.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                       Pension Benefits       Other Benefits
-------------------------------------------------------------------------------
                                      1999   1998   1997     1999   1998   1997
-------------------------------------------------------------------------------

Discount rate used to determine
   present value of benefit
   obligation at year-end...........  7.8%   6.7%   7.2%     8.0%   7.1%   7.4%
Expected long-term rate of
   return on plan asset for
   the year.........................  9.6%   9.6%   9.6%    10.8%  10.8%  11.1%
Expected rate of increase in
   future compensation levels.......  3.5%   3.5%   3.5%      N/A    N/A    N/A


     For 1999, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.7%. The rate is projected to decrease to 5.0% by the year 2005 and remain at that level each year thereafter. The effect of changing the health care cost trend rate is as follows:

                                                1-Percentage-     1-Percentage-
                                                Point Increase   Point Decrease
-------------------------------------------------------------------------------

 Effect on total of service and interest cost
    components...................................   $0.3             $(0.2)
 Effect on postretirement benefit obligation.....    2.3              (1.9)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


12. LEASES


     The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities and equipment. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 1999, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

               Year Ended October 31,
               2000..................................          $ 1.9
               2001..................................            1.8
               2002..................................            1.6
               2003..................................            1.6
               2004..................................            1.5
               Thereafter............................            2.0
                                                               -----
               Total.................................          $10.4
                                                               =====


13. SHAREOWNER'S EQUITY


     The number of authorized shares of capital stock as of October 31, 1999 and 1998, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by Transportation and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS


Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                               1999                  1998
                                       ----------------------------------------
                                       Carrying     Fair     Carrying     Fair
                                         Value      Value      Value      Value
-------------------------------------------------------------------------------

Financial assets:
   Finance receivables:
      Retail notes...................  $  851.9  $  858.6    $  775.3  $  797.6
      Wholesale notes and accounts...   1,036.2   1,036.2       607.8     607.8
   Amounts due from sales of
      receivables....................     244.5     242.5       245.9     243.8

Financial liabilities:
   Senior and subordinated debt.......  1,352.7   1,353.7     1,397.9   1,401.4

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

     The estimated fair values for all other financial instruments approximate their carrying values due to the short-term nature or variable interest terms inherent in the financial instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS (continued)


Derivatives Held or Issued for Purposes Other Than Trading

     The  Corporation  manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps and interest rate caps. The fair value of these instruments is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation's counter-party credit exposure is limited to the fair value of contracts with a positive fair value at the reporting date. At October 31, 1999, the Corporation's derivative financial instruments had a negative net fair value. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     The Corporation enters into derivative financial instruments to manage its exposure to fluctuations in the fair value of retail notes anticipated to be sold. The Corporation manages such risk by entering into forward contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly correlated with that of the Corporation's receivables. Income recognition of changes in the fair value of the derivatives is deferred until the derivative instruments are closed. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables. As of October 31, 1999, outstanding derivative financial instruments consisted of the following:

                                                       Notional
                                                        Amount       Fair Value
-------------------------------------------------------------------------------

 Forward interest rate contracts in anticipation of
   November 1999 sale of retail receivables............  $500          $ 0.0
 Forward starting swap contract in anticipation of
   March 2000 sale of retail receivables...............  $ 75          $(0.2)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


14. FINANCIAL INSTRUMENTS (continued)

     In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of October 31, 1999 the cap had a notional amount of $374 million and a fair value of $1 million. The interest rate cap is recorded at fair value with changes in fair value recognized in income.


15. COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

                                                                  Accumulated
                                    Unrealized       Minimum        Other
                                  Gains (Losses)     Pension     Comprehensive
                                   On Securities    Liability     Income (Loss)
-------------------------------------------------------------------------------

Balance at October 31, 1996          $ 1.3            $   -          $ 1.3
     Change in 1997                    2.4                -            2.4
                                     -----            -----          -----
Balance at October 31, 1997            3.7                -            3.7
     Change in 1998                   (1.2)            (1.0)          (2.2)
                                     -----            -----          -----
Balance at October 31, 1998            2.5             (1.0)           1.5
     Change in 1999                   (3.2)            (0.2)          (3.4)
                                     -----            -----          -----
Balance at October 31, 1999          $(0.7)           $(1.2)         $(1.9)
                                     =====            =====          =====



16. LEGAL PROCEEDINGS


     The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation's management, none of these proceedings or claims are material to the business or the financial condition of the Corporation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS


17. SUBSEQUENT EVENT

     In  November  1999,  the  Corporation  sold  $533 of retail  notes,  net of unearned finance income, through NFRRC to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. A $2.2 million gain was recognized in November 1999.


18. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                    1999
                           ----------------------------------------------------
                              1st        2nd        3rd        4th      Fiscal
                            Quarter    Quarter    Quarter    Quarter     Year
-------------------------------------------------------------------------------
Revenues..................   $79.2     $79.2       $85.1      $84.5     $328.0
Interest expense..........    22.2      21.5        20.6       24.3       88.6
Provision for losses
     on receivables.......     1.3       1.9         1.3        1.7        6.2
Net income................    14.5      15.0        17.7       15.3       62.5



                                                    1998
                           ----------------------------------------------------
                              1st        2nd        3rd        4th      Fiscal
                            Quarter    Quarter    Quarter    Quarter     Year
-------------------------------------------------------------------------------

Revenues..................   $62.6     $64.1       $79.3      $69.9     $275.9
Interest expense..........    15.7      20.3        23.2       21.8       81.0
Provision for losses
     on receivables.......     0.4       0.8        (2.6)       2.2        0.8
Net income................    13.4      10.7        17.7       11.1       52.9

-------------------------------------------------------------------------------

                 Navistar Financial Corporation and Subsidiaries



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




John J. Bongiorno
President and Chief Executive Officer




Phyllis E. Cochran
Vice President and Controller

                 Navistar Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------

                          Independent Auditors' Report



Navistar Financial Corporation:

We have audited the accompanying consolidated financial statements of Navistar Financial Corporation and its subsidiaries as of October 31, 1999 and 1998 and for each of the three years in the period ended October 31, 1999, listed in Item
8. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries as of October 31, 1999 and 1998 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.





/s/DELOITTE & TOUCHE LLP
   Deloitte & Touche LLP
   December 13, 1999
   Chicago, Illinois

                          SUPPLEMENTARY FINANCIAL DATA


                Five Year Summary of Financial and Operating Data

                           Dollar amounts in millions


                              1999       1998       1997       1996       1995
-------------------------------------------------------------------------------
Results of Operations:
   Revenues............... $  328.0   $  275.9   $  234.9   $  252.8   $  228.2
   Net income ............     62.5       52.9       45.7       49.4       36.2
   Dividends paid ........     60.3       57.0       40.0       26.0        9.0

   Percent of net income to
      average shareowner's
      equity..............     22.1%      18.5%      16.1%      18.1%      15.0%

Financial Data:
   Finance receivables,
      net................. $2,062.5   $1,510.9   $1,211.2   $1,193.6   $1,370.9
   Total assets ..........  2,849.1    2,212.9    1,810.6    1,793.8    1,874.7

   Total debt ............  1,710.3    1,633.0    1,223.7    1,305.8    1,330.3
   Shareowner's equity ...    280.3      281.5      287.8      279.7      256.7

   Debt to equity ratio ..    6.1:1      5.8:1      4.3:1      4.7:1      5.2:1
   Senior debt to capital
      funds ratio.........    4.2:1      3.1:1      2.1:1      3.2:1      3.4:1


Number of employees at
   October 31.............      399        394        358        352        360

Gross Finance Receivables and Leases Acquired
-------------------------------------------------------------------------------

($ Millions)                    1999      1998      1997      1996      1995
-------------------------------------------------------------------------------
Wholesale notes.............. $4,188.5  $3,812.8  $2,772.8  $2,705.8  $2,979.4

Retail notes and leases:
     New.....................  1,519.7   1,358.0     976.2   1,064.1   1,075.0
     Used ...................    286.4     309.2     270.3     281.7     242.3
                              --------  --------  --------  --------  --------
         Total...............  1,806.1   1,667.2   1,246.5   1,345.8   1,317.3
                              --------  --------  --------  --------  --------

     Total .................. $5,994.6  $5,480.0  $4,019.3  $4,051.6  $4,296.7
                              ========  ========  ========  ========  ========



Serviced (including sold notes) Retail Notes and
Leases With Installments Past Due Over 60 Days
-------------------------------------------------------------------------------

At October 31 ($ Millions)        1999      1998      1997      1996      1995
-------------------------------------------------------------------------------
Original amount of notes
     and leases................ $ 40.4    $ 33.6    $ 31.8    $ 14.0     $ 4.2
Balance of notes and leases....   17.9      16.5      16.2       8.0       2.2
Balance as a percent of
     total outstanding.........  0.53%     0.57%     0.64%     0.32%     0.10%



Retail Note and Lease Repossessions (including sold notes)
-------------------------------------------------------------------------------

                                  1999      1998      1997      1996      1995
-------------------------------------------------------------------------------
Retail note and lease
     repossessions acquired as
     a percentage of average
     serviced retail note and
     lease balances............  1.82%     2.26%     2.69%     3.08%     0.92%

Credit Loss Experience on Serviced (including sold notes) Receivables
-------------------------------------------------------------------------------

<CAPTION.
($ Millions)                      1999      1998      1997      1996      1995
-------------------------------------------------------------------------------

Net losses (recoveries):
   Retail notes and leases ....   $5.5      $ .2      $2.2      $5.1      $ .3
   Wholesale notes ............    (.2)      (.3)      (.2)      (.2)      (.9)
   Accounts....................     .1         -         -         -       (.2)
                                  ----      ----      ----      ----      ----
       Total ..................   $5.4      $(.1)     $2.0      $4.9      $(.8)
                                  ====      ====      ====      ====      ====


Percent net losses (recoveries)
     to liquidations:
     Retail notes and leases ..   .41%       .02%      .18%      .48%      .03%
     Wholesale notes ..........     -       (.01)     (.01)     (.01)     (.03)
         Total ................   .10%         -       .05%      .13%     (.02)%


Percent net losses (recoveries)
   to related average gross
   receivables outstanding:
     Retail notes and leases ..   .18%       .01%      .09%      .22%      .02%
     Wholesale notes ..........  (.02)      (.04)     (.02)     (.02)     (.13)
     Accounts..................   .02          -         -         -      (.05)
         Total ................   .12%         -       .06%      .14%     (.03)%


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

Exhibits, Including Those Incorporated By Reference

     See Index to Exhibits.

Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended October 31, 1999.

                                    SIGNATURE




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NAVISTAR FINANCIAL CORPORATION
                                            (Registrant)




    By:   /s/PHYLLIS E. COCHRAN                            December 22, 1999
             Phyllis E. Cochran
             Vice President and Controller
             (Principal Accounting Officer)