Form 10-Q
period 2000-01-31
NAVISTAR FINANCIAL CORP
filed 2000-03-15
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

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

As of February 29, 2000, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                                      INDEX

                                                                        Page


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

      Statements of Consolidated Income and Retained Earnings --
        Three Months Ended January 31, 2000 and 1999. . . . . . . . . .  2

      Statements of Consolidated Financial Condition --
        January 31, 2000; October 31, 1999; and January 31, 1999. . . .  3

      Statements of Consolidated Cash Flow --
        Three Months Ended January 31, 2000 and 1999. . . . . . . . . .  4

      Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

   Item 2.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . .  8


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 13

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                         PART I - FINANCIAL INFORMATION

      Item 1.   Financial Statements

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                                           Three Months Ended
                                                                January 31
                                                          ---------------------
                                                           2000           1999
                                                           ----           ----
Revenue
    Retail note financing.............................   $ 16.4         $ 22.1
    Lease financing...................................     22.2           17.4
    Wholesale notes...................................     19.0           14.7
    Accounts..........................................     11.3            8.3
    Servicing fee income..............................      6.9            6.2
    Insurance premiums earned.........................     10.5            8.5
    Marketable securities.............................      1.8            2.0
                                                         ------         ------
           Total......................................     88.1           79.2
                                                         ------         ------

Expense
    Cost of borrowing:
        Interest expense..............................     24.0           22.2
        Other.........................................      1.5            1.7
                                                         ------         ------
           Total......................................     25.5           23.9

    Credit, collection and administrative.............     10.9           10.1
    Provision for losses on receivables...............      1.4            1.3
    Insurance claims and underwriting.................     10.5           10.3
    Depreciation expense and other....................     12.4            9.9
                                                         ------         ------
           Total.......................................    60.7           55.5
                                                         ------         ------

Income Before Taxes on Income..........................    27.4           23.7

Taxes on Income........................................    10.2            9.2
                                                         ------          -----

Net Income.............................................    17.2           14.5

Retained Earnings

    Beginning of period................................   111.2          109.0

    Dividends paid.....................................    (7.0)         (12.0)
                                                         ------         ------

    End of period......................................  $121.4         $111.5
                                                         ======         ======



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                            January 31   October 31   January 31
                                                2000        1999          1999
                                            ----------   ----------   ----------
                                ASSETS
Cash and Cash Equivalents.................. $   16.4      $   38.6     $    9.8

Marketable Securities......................    143.0         101.7        104.8

Finance Receivables
    Retail note financing..................    546.0         851.9        532.3
    Lease financing........................    192.8         187.8        149.2
    Wholesale notes........................    223.0         528.7        355.5
    Accounts...............................    528.1         507.5        396.8
                                            --------      --------     --------
                                             1,489.9       2,075.9      1,433.8
    Allowance for losses...................    (11.1)        (13.4)       (11.1)
                                            --------      --------     --------
        Finance Receivables, Net...........  1,478.8       2,062.5      1,422.7

Amounts Due from Sales of Receivables......    328.4         244.5        266.6
Equipment on Operating Leases, Net.........    267.1         266.7        230.9
Repossessions..............................     24.7          21.0         17.7
Other Assets...............................     93.5         114.1         88.4
                                            --------      --------     --------
Total Assets............................... $2,351.9      $2,849.1     $2,140.9
                                            ========      ========     ========

                  LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Borrowings...................... $   25.0      $   34.5     $   14.9
Net Accounts Payable to Affiliates.........    204.3         706.9        212.3
Other Liabilities..........................     54.4          49.5         54.7
Senior and Subordinated Debt...............  1,680.3       1,675.8      1,470.7
Dealers' Reserves..........................     24.4          24.2         24.6
Unpaid Insurance Claims and
  Unearned Premiums........................     74.8          77.9         79.9

Shareowner's Equity
    Capital stock (Par value $1.00, 1,600,000
        shares issued and outstanding)
        and paid-in capital................    171.0         171.0        171.0
    Retained earnings......................    121.4         111.2        111.5
Accumulated other comprehensive
  (loss) income............................     (3.7)         (1.9)         1.3
                                            --------      --------     --------
        Total..............................    288.7         280.3        283.8
                                             -------      --------     --------
Total Liabilities and Shareowner's Equity.. $2,351.9      $2,849.1     $2,140.9
                                            ========      ========     ========



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                         Three Months Ended
                                                             January 31
                                                     ---------------------------
                                                        2000             1999
                                                     -----------    ------------
Cash Flow From Operations
    Net income...................................... $  17.2          $  14.5
    Adjustments to reconcile net income to cash
        Provided by operations:
        Gains on sales of receivables...............    (2.2)            (5.7)
        Depreciation and amortization...............    13.4             10.8
        Provision for losses on receivables.........     1.4              1.3
        (Decrease) increase in accounts payable
           to affiliates............................  (502.6)            75.5
        Other.......................................     4.5             (5.1)
                                                     -------          -------
           Total....................................  (468.3)            91.3
                                                     -------          -------

Cash Flow From Investing Activities
    Proceeds from sold retail notes.................   496.1            518.5
    Purchase of retail notes and lease receivables..  (263.3)          (315.6)
    Principal collections on retail notes and
        lease receivables...........................    26.3              0.4
    Proceeds from sold wholesale notes..............   300.0                -
    Acquisitions over cash collections of wholesale
        notes and accounts receivable...............   (62.6)          (134.6)
    Purchase of marketable securities...............   (52.3)            (8.5)
    Proceeds from sales and maturities
        of marketable securities....................     8.4             11.7
    Purchase of equipment leased to others..........   (18.8)           (24.3)
    Sale of equipment leased to others..............     5.7              1.1
                                                     -------          -------
        Total.......................................   439.5             48.7
                                                     -------          -------

Cash Flow From Financing Activities
    Net decrease in short term borrowings...........    (9.5)            (6.8)
    Net increase in bank revolving credit
        facility usage..............................    85.0                -
    Net decrease in asset-backed commercial paper
        facility usage..............................   (79.6)           (78.8)
    Proceeds from long-term debt....................    41.4             48.5
    Principal payments of long-term debt............   (23.7)           (95.2)
    Dividends paid to Transportation................    (7.0)           (12.0)
                                                     -------          -------
        Total.......................................     6.6           (144.3)
                                                     -------          -------

Decrease in Cash and Cash Equivalents...............   (22.2)            (4.3)

Cash and Cash Equivalents at Beginning of Period....    38.6             14.1
                                                     -------          -------

Cash and Cash Equivalents at End of Period.......... $  16.4          $   9.8
                                                     =======          =======

Supplemental disclosure of cash flow information
    Interest paid................................... $  28.2          $  29.8
                                                     =======          =======
    Income taxes paid............................... $   1.8          $   2.4
                                                     =======          =======

See Notes to Consolidated Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). Navistar International Transportation Corp.
      ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation. Effective February 23, 2000, Transportation changed its name to International Truck and Engine Corporation.

      The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation's 1999 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

      In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 1999 amounts have been reclassified to conform with the presentation used in the 2000 financial statements.

2.    Finance  receivable  balances  do  not  include  receivables  sold  by the
      Corporation  to  public  and  private   investors  with  limited  recourse
      provisions. Outstanding sold receivables balances are as follows:

                                    January 31    October 31    January 31
                                       2000          1999         1999
                                    ----------    ----------    ----------
                                                 ($ Millions)

       Retail notes...............  $1,986.5       $1,696.0      $1,757.2
       Wholesale notes............     900.0          600.0         639.5
                                    --------       --------      --------
          Total...................  $2,886.5       $2,296.0      $2,396.7
                                    ========       ========      ========

      In November 1999, the Corporation sold $533 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary of the Corporation, to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. A gain of $2.2 million was recognized on the sale.

      In January 2000, the Corporation sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation, a wholly owned subsidiary of the Corporation, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       In March 2000, the Corporation sold $475 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. A gain of $0.3 million was recognized on the sale.

      The allowance for losses on receivables is summarized as follows:

                                       January 31    October 31    January 31
                                         2000           1999          1999
                                       ----------    ----------    ----------
                                                    ($ Millions)
    Allowance pertaining to:
       Owned notes. . . . . . . . . .    $11.1         $13.4          $11.1
       Sold notes . . . . . . . . . .     15.1          12.8           15.1
                                         -----         -----          -----
           Total. . . . . . . . . . .    $26.2         $26.2          $26.2
                                         =====         =====          =====

3. As of January 31, 2000, the Corporation was a party to a total of $400 million of forward treasury locks and $75 million of forward starting swaps related to the anticipated March 2000 sale of retail receivables. The Corporation closed these positions and the resulting $0.8 million gain was included in the gain on the sale of receivables recognized in March 2000.

       In the second quarter of fiscal 2000, the Corporation entered into a total of $200 million of forward treasury locks in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

       In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. Under the terms of the agreement, the Corporation will make or receive payments based on changes in interest rates. The net settlement is included in retail note financing revenue.

       In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of January 31, 2000 the cap had a notional amount of $349 million and a fair value of $2.5 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. The Corporation's total comprehensive income was as follows:

                                                  Three Months Ended January 31
                                                   2000                   1999
                                                   ----------------------------
                                                           ($ Millions)

       Net Income. . . . . . . . . . . . . . .    $17.2                  $14.5
       Changes in unrealized gains/(losses) on
         marketable securities . . . . . . . .     (1.8)                  (0.2)
                                                  -----                  -----
          Total Comprehensive Income . . . . .    $15.4                  $14.3
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


Financing Volume

In the first quarter of fiscal 2000 industry retail sales for Class 5 through 8 trucks were approximately 8% higher than 1999. The Corporation's retail financing acquisitions in fiscal 2000, including retail notes and finance and operating leases, were $282.1 million, 17% lower than 1999. The decrease resulted primarily from the continuing, highly competitive commercial financing market, which led to a decrease in the Corporation's finance market share of new International trucks sold in the U.S. from 16.3% in 1999 to 12.3% in fiscal 2000. Serviced retail notes and lease financing balances were $2,993 million and $2,670 million at January 31, 2000 and 1999 respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% of the wholesale financing of new trucks sold to Transportation's dealers in the first quarter of fiscal 2000 and 1999. Serviced wholesale note balances were $1,267 million at January 31, 2000, a 15% increase compared to the same period of 1999.


Results of Operations

The components of net income for the three months ended January 31 are as follows:

                                                           2000          1999
                                                           ----          ----
Income before income taxes:
    Finance operations.................................   $25.5          $23.6
    Insurance operations...............................     1.9            0.1
                                                          -----          -----
        Income before taxes............................    27.4           23.7
    Taxes on income....................................    10.2            9.2
                                                          -----          -----
        Net income.....................................   $17.2          $14.5
                                                          =====          =====

Pretax income was $27.4 million and $23.7 million in the first quarter of fiscal 2000 and 1999, respectively. The improvement was due primarily to a higher level of average outstanding accounts payable to affiliates which proportionately lowered debt levels and interest expense and higher finance receivable balances. This was offset, in part, by a lower gain on the sale of retail note receivables and the competitive commercial financing market which continued to put pressure on retail and wholesale finance margins.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Finance Operations:

Retail note financing revenue was $16.4 million in the first quarter of 2000 compared to $22.1 million in 1999. The decrease is primarily the result of a lower gain on the sale of retail note receivables and lower margins. Gains on the sale of retail note receivables were $2.2 million and $5.7 million in the first quarter of fiscal 2000 and 1999, respectively. The lower gain reflects lower retail note margins and increased funding rates offered to the Corporation in the asset-backed market.

Lease financing revenue was $22.2 million in the first quarter of 2000 compared to $17.4 million in 1999. The increase is primarily the result of continued growth in lease financing.

Wholesale note revenue was $19.0 million in the first quarter of fiscal 2000 compared to $14.7 million in 1999. The increase is primarily a result of the higher level of wholesale financing activity and an increase in the average prime rate.

Retail and wholesale account revenue was $11.3 million in the first quarter of 2000 compared to $8.3 million in fiscal 1999. The increase is primarily the result of higher average balances and an increase in the average prime rate.

Borrowing costs increased $1.6 million to $25.5 million during the first quarter of 2000 due primarily to higher average receivable funding requirements and higher average interest rates, partially offset by the higher level of average outstanding accounts payable to affiliates. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $7.3 million for the first quarter of fiscal year 2000. The Corporation's weighted average interest rate on all debt increased to 6.2% in 2000 from 5.9% in the first quarter of 1999 primarily due to higher market interest rates.

Depreciation and other expenses increased to $12.4 million in the first quarter of 2000 from $9.9 million in 1999. The increase is primarily the result of depreciation on a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first quarter of fiscal 2000 was $1.8 million higher than 1999 primarily due to increased premiums earned in liability lines and favorable loss experience in both the physical damage and liability lines.

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

In February 2000, Standard and Poors raised the Corporation's senior debt ratings from BB+ to BBB-, while the subordinated debt ratings were also raised from BB- to BB+. In May 1999, Moody's and Duff and Phelps raised the
Corporation's senior debt ratings from Ba1 and BBB- to Baa3 and BBB, respectively, while also raising the subordinated debt ratings from Ba3 and BB+ to Ba2 and BBB-, respectively.

Operations used $468.3 million in cash in the first quarter of 2000 primarily as a result of the decrease of $502.6 million in accounts payable to affiliate. To fund the cash used for operations, investing activities provided $439.5 million in cash during this period primarily as a result of the sale of retail and wholesale notes, offset by the purchases of retail note and lease receivables. Financing activities, excluding dividends of $7.0 million, provided $13.6 million.

Receivable sales were a significant source of funding in the first quarter of fiscal 2000 and 1999. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter of fiscal 2000, the Corporation sold $533 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary, to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. During the first quarter of fiscal 1999 the Corporation sold $545 million of retail notes, net of unearned finance income, through NFRRC, to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. At January 31, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)


In January 2000, the Corporation sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation ("NFSC"), a wholly owned subsidiary of the Corporation, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001. As of January 31, 2000, NFSC had a revolving wholesale note trust that provides for the funding of $900 million of eligible wholesale notes.

At January 31, 2000, available funding under the bank revolving credit facility and the asset-backed commercial paper program was $100 million, of which $25 million provided funding backup for the outstanding short-term debt. The remaining $75 million, when combined with unrestricted cash and cash equivalents, made $136 million available to fund the general business purposes of the Corporation.

As of January 31, 2000, the Corporation was a party to a total of $400 million of forward treasury locks and $75 million of forward starting swaps related to the anticipated March 2000 sale of retail receivables. The Corporation closed these positions and the resulting $0.8 million gain was included in the gain on the sale of receivables recognized in March 2000.

In the second quarter of fiscal 2000, the Corporation entered into a total of $200 million of forward treasury locks in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of January 31, 2000 the cap had a notional amount of $349 million and a fair value of $2.5 million.

In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. Under the terms of the agreement, the Corporation will make or receive payments based on changes in interest rates. The net settlement is included in retail note financing revenue.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Year 2000

As described in the 1999 Annual Report on Form 10-K, the Corporation had instituted a corporate-wide Year 2000 readiness project to identify all significant information technology ("IT") applications which would require modification or replacement, and to establish appropriate remediation and contingency plans to avoid an impact on the company's ability to continue to provide its products and services. Through the date of this report, the company has not experienced any significant Year 2000 problems but will continue to monitor its critical systems over the next several months. In the event that significant issues arise, the company's contingency plans remain in place.

Total costs connected with the remediation of the Corporation's significant IT systems totaled $2 million in 1999, $3 million in 1998 and $1 million in 1997. Costs in the first quarter 2000 were not material. Approximately 25% of the total costs, representing investment in purchased IT systems, were capitalized and will be depreciated over three to five years. The total cost of the Year 2000 project has not had a material impact on the Corporation's financial position or results of operations and has been funded through operating cash flows.


Business Outlook

The truck industry in 2000 is forecasted to decrease approximately 13% from 1999. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets. Additionally, rising fuel costs may impact the financial strength of the Corporation's customers and the Corporation's ability to maintain the current level of portfolio quality.

Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial Corporation to meet the financing requirements of Transportation's dealers and retail customers through 2000 and beyond.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended January 31, 2000.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Navistar Financial Corporation
                                               (Registrant)






Date  March 15, 2000                     /s/P. E. Cochran
      --------------                     --------------------------------
                                            P. E. Cochran
                                            Vice President and Controller
                                            (Principal Accounting Officer)