Form 10-Q
period 2000-04-30
NAVISTAR FINANCIAL CORP
filed 2000-06-14
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

As of May 31, 2000, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                         Page

PART I.      FINANCIAL INFORMATION

 Item 1.   Financial Statements:

           Statements of Consolidated Income and Retained Earnings --
           Three Months and Six Months Ended April 30, 2000 and 1999........  2

           Statements of Consolidated Financial Condition --
           April 30, 2000; October 31, 1999; and April 30, 1999.............  3

           Statements of Consolidated Cash Flow --
           Six Months Ended April 30, 2000 and 1999.........................  4

           Notes to Consolidated Financial Statements.......................  5

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  8


PART II.     OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K................................. 14

Signature    ............................................................... 14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                           Three Months Ended   Six Months Ended
                                                April 30            April 30
                                             ------   ------    ------   ------
                                              2000     1999       2000    1999
                                             ------   ------    ------   ------
Revenue
  Retail note financing..................... $ 15.2   $ 19.0    $ 31.6   $ 41.1
  Lease financing...........................   22.6     18.3      44.8     35.7
  Wholesale notes...........................   16.6     16.3      35.6     31.0
  Accounts..................................   12.1      9.2      23.4     17.5
  Servicing fee income......................    7.6      5.5      14.5     11.7
  Insurance premiums earned.................   11.1      8.5      21.6     17.0
  Marketable securities.....................    1.9      2.4       3.7      4.4
                                             ------   ------    ------   ------
    Total...................................   87.1     79.2     175.2    158.4
                                             ------   ------    ------   ------

Expense
  Cost of borrowing:
    Interest................................   23.0     21.5      47.0     43.7
    Other...................................    1.4      1.5       2.9      3.2
                                             ------   ------    ------   ------
      Total.................................   24.4     23.0      49.9     46.9
                                             ------   ------    ------   ------

  Credit, collection and administrative.....    11.7    10.7      22.6     20.8
  Provision for losses on receivables.......     2.3     1.9       3.7      3.2
  Insurance claims and underwriting.........    12.6     9.1      23.1     19.4
  Depreciation expense and other............    12.9    10.6      25.3     20.5
                                              ------  ------    ------   ------
     Total..................................    63.9    55.3     124.6    110.8
                                              ------  ------    ------   ------

Income Before Taxes on Income...............    23.2    23.9      50.6     47.6

Taxes on Income.............................     9.0     8.9      19.2     18.1
                                              ------  ------    ------   ------

Net Income                                      14.2    15.0      31.4     29.5

Retained Earnings

  Beginning of period.......................   121.4   111.5     111.2    109.0

  Dividends paid............................    (6.0)  (13.0)    (13.0)   (25.0)
                                              ------  ------    ------   ------

  End of period.............................  $129.6  $113.5    $129.6   $113.5
                                              ======  ======    ======   ======

   See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                          April 30     October 31     April 30
                                            2000         1999           1999
                                         ----------    -----------   ----------
ASSETS
Cash and Cash Equivalents................ $   30.0      $   38.6     $   13.0

Marketable Securities....................    105.4         101.7        103.5

Finance Receivables
  Retail note financing..................    342.6         851.9        865.6
  Lease financing........................    205.5         187.8        159.5
  Wholesale notes........................    299.9         528.7        452.7
  Accounts...............................    503.9         507.5        471.6
                                          --------      --------     --------
                                           1,351.9       2,075.9      1,949.4
  Allowance for losses...................     (9.4)        (13.4)       (13.5)
                                          --------      --------     --------
    Finance Receivables, Net.............  1,342.5       2,062.5      1,935.9

Amounts Due from Sales of Receivables....    336.4         244.5        237.8
Equipment on Operating Leases, Net.......    268.1         266.7        236.0
Repossessions............................     41.5          21.0         19.6
Other Assets.............................     72.4         114.1        105.6
                                          ---------     --------     --------
Total Assets............................. $2,196.3      $2,849.1     $2,651.4
                                          =========     ========     ========

LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt.......................... $      -      $   34.5     $   15.0
Net Accounts Payable to Affiliates.......    249.4         706.9        564.9
Other Liabilities........................     48.4          49.5         51.9
Senior and Subordinated Debt.............  1,497.4       1,675.8      1,631.2
Dealers' Reserves........................     23.2          24.2         24.4
Unpaid Insurance Claims
  and Unearned Premiums..................     79.7          77.9         78.2

Shareowner's Equity
  Capital stock (Par value $1.00,
    1,600,000 shares issued and
    outstanding) and paid-in capital.....    171.0         171.0        171.0
  Retained earnings......................    129.6         111.2        113.5
  Accumulated other comprehensive
    (loss) income........................     (2.4)         (1.9)         1.3
                                          --------      --------     --------
    Total................................    298.2         280.3        285.8
                                          --------      --------     --------
Total Liabilities and
  Shareowner's Equity.................... $2,196.3      $2,849.1     $2,651.4
                                          ========      ========     ========


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                             Six Months Ended
                                                                 April 30
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash Flow From Operations
  Net income............................................. $  31.4     $  29.5
  Adjustments to reconcile net income to cash
      provided by operations:
    Gains on sales of receivables........................    (2.5)       (5.7)
    Depreciation and amortization........................    27.0        22.0
    Provision for losses on receivables..................     3.7         3.2
    (Decrease) increase in accounts payable
      to affiliates......................................  (457.5)      428.1
    Other................................................    (0.3)      (13.0)
                                                          -------     -------
      Total..............................................  (398.2)      464.1
                                                          -------     -------

Cash Flow From Investing Activities
  Proceeds from sold retail notes........................   960.0       511.6
  Purchase of retail notes and lease receivables.........  (579.8)     (662.2)
  Principal collections on retail notes and
    lease receivables....................................    40.9        31.5
  Proceeds from sold wholesale notes.....................   300.0           -
  Acquisitions over cash collections of wholesale
    notes and accounts receivable........................  (115.0)     (299.1)
  Purchase of marketable securities......................   (17.5)      (20.7)
  Proceeds from sales and maturities
    of marketable securities.............................    13.7        26.1
  Purchase of equipment leased to others.................   (38.5)      (46.6)
  Sale of equipment leased to others.....................    11.5         7.7
                                                          -------     -------
    Total................................................   575.3      (451.7)
                                                          -------     -------

Cash Flow From Financing Activities
  Net decrease in short term borrowings..................   (34.5)       (6.8)
  Net increase in bank revolving credit facility usage...    55.0        40.0
  Net (decrease) increase in asset-backed commercial
    paper facility usage.................................  (229.8)       11.3
  Proceeds from long-term debt...........................    76.3        73.3
  Principal payments of long-term debt...................   (39.7)     (106.3)
  Dividends paid to International........................   (13.0)      (25.0)
                                                          -------     -------
    Total................................................  (185.7)      (13.5)
                                                          -------     -------

Decrease in Cash and Cash Equivalents....................    (8.6)       (1.1)

Cash and Cash Equivalents at Beginning of Period.........    38.6        14.1
                                                          -------     -------

Cash and Cash Equivalents at End of Period............... $  30.0     $  13.0
                                                          =======     =======

Supplemental disclosure of cash flow information
  Interest paid.......................................... $  49.0     $  49.4
                                                          =======     =======
  Income taxes paid...................................... $  20.4     $  15.3
                                                          =======     =======


See Notes to Consolidated Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries ("Corporation"). Navistar International Transportation Corp. ("Transportation"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation. Effective February 23, 2000, Transportation changed its name to International Truck and Engine Corporation ("International").

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


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                            April 30    October 31    April 30
                                              2000         1999         1999
                                                       ($ Millions)

     Retail notes.......................    $2,223.7     $1,696.0     $1,493.4
     Wholesale notes....................       900.0        600.0        600.0
                                            --------     --------     --------
           Total........................    $3,123.7     $2,296.0     $2,093.4
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

     In January 2000, the Corporation sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation ("NFSC"), a wholly owned subsidiary of the Corporation, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001. At April 30, 2000, NFSC has in place a revolving wholesale note trust that provides for the funding of $900 million of eligible wholesale notes.

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

     The allowance for losses on receivables is summarized as follows:

                                            April 30    October 31    April 30
                                              2000         1999         1999
                                                       ($ Millions)
     Allowance pertaining to:
        Owned notes.....................     $ 9.4        $13.4        $13.5
        Sold notes......................      16.8         12.8         12.7
                                             -----        -----        -----
              Total.....................     $26.2        $26.2        $26.2
                                             =====        =====        =====


3. As of April 30, 2000, the Corporation entered into a total of $250 million of forward treasury locks and $50 million of forward starting swaps in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

     In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, the Corporation transferred all the rights and obligations of the swap to the conduit. Under the terms of the agreement, the Corporation will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. The net settlement is included in retail note financing revenue.

     In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of April 30, 2000 the cap had a notional amount of $295 million and a fair value of $2.3 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   The Corporation's total comprehensive income was as follows:

                                              Three Months        Six Months
                                             Ended April 30     Ended April 30
                                             --------------     --------------
                                             2000      1999     2000      1999
                                             ----      ----     ----      ----
                                                        ($ Millions)

     Net Income............................ $14.2     $15.0    $31.4     $29.5
     Changes in unrealized gains
       (losses) on marketable securities...   1.3       0.0     (0.5)     (0.2)
                                            -----     -----    -----     -----
       Total Comprehensive Income.......... $15.5     $15.0    $30.9     $29.3
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


Financing Volume

In the first half of fiscal 2000 industry retail sales for Class 5 through 8 trucks was approximately 3.0% higher than 1999. The Corporation's retail financing acquisitions during the first six months of fiscal 2000, including retail notes and finance and operating leases, were $618 million, 13% lower than 1999. The decrease resulted primarily from the continuing, highly competitive commercial financing market, which led to a decrease in the Corporation's finance market share of new International trucks sold in the U.S. from 15.1% in 1999 to 12.9% in fiscal 2000. Serviced retail notes and lease financing balances were $3,040 million and $2,755 million at April 30, 2000 and 1999, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% of the wholesale financing of new trucks sold to International's dealers in the first quarter of fiscal 2000 and 1999. Serviced wholesale note balances were $1,344 million at April 30, 2000, a 17% increase compared to April 30, 1999 due to the strong industry demand.


Results of Operations

The components of net income for the three and six month periods ended April 30 are as follows:

                                              Three Months        Six Months
                                             Ended April 30     Ended April 30
                                             --------------     --------------
                                             2000      1999     2000      1999
                                             ----      ----     ----      ----
Income before income taxes:
    Finance operations....................  $23.1     $22.1    $48.6     $45.7
    Insurance operations..................    0.1       1.8      2.0       1.9
                                            -----     -----    -----     -----
    Income before taxes...................   23.2      23.9     50.6      47.6
    Taxes on income.......................    9.0       8.9     19.2      18.1
                                            -----     -----    -----     -----
        Net income........................  $14.2     $15.0    $31.4     $29.5
                                            =====     =====    =====     =====

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Finance Operations:

During the second quarter of fiscal 2000, the Corporation's pretax income of $23 million was $1 million lower than the corresponding period of fiscal 1999. Pretax income during the first six months of 2000 increased $3 million to $51 million compared to the same period of 1999. The decrease in the second quarter is primarily due to lower owned retail note balances and margins, partially offset by higher wholesale note balances. The improvement for the first six months was due primarily to a higher level of average outstanding accounts payable to affiliates which proportionately lowered debt levels and interest expense. This was offset, in part, by lower gains on the sale of retail note receivables and the competitive commercial financing market which continued to put pressure on retail and wholesale finance margins.

Retail note financing revenue decreased $9 million to $32 million in the first half of 2000 compared to 1999. The decrease is primarily the result of a decrease in owned retail note balances and margins and lower gains on the sale of retail note receivables. Gains on the sale of retail note receivables were $3 million and $6 million in the first half of fiscal 2000 and 1999, respectively. The lower gains reflects lower retail note margins and increased funding rates offered to the Corporation in the asset-backed market.

Lease financing revenue increased $9 million to $45 million in the first half of 2000 compared to 1999. The increase is primarily the result of continued growth in lease financing.

Wholesale note revenue increased to $36 million in the first half of 2000 compared to $31 million in fiscal 1999 due primarily as a result of the higher level of wholesale financing activity and an increase in the average prime rate.

Retail and wholesale account revenue was $23 million in the first half of 2000 compared to $18 million in 1999. The increase was primarily the result of higher average balances and an increase in the average prime rate.

Service fee income was $15 million in the first half of 2000 compared to $12 million in 1999. The increase was primarily the result of higher average sold balances.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Finance Operations (continued):

Borrowing costs increased $3 million to $50 million during the first half of 2000 due primarily to higher average receivable funding requirements and higher average interest rates, partially offset by the higher level of average outstanding accounts payable to affiliates. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $6 million for the first half of fiscal year
2000. The Corporation's weighted average interest rate on all debt increased during the first six months of 2000 to 6.2% from 5.6% in the first half of 1999 primarily due to higher average market interest rates.

Provision for losses on receivables totaled $4 million in the first six months of 2000 compared with $3 million in 1999. The increase in 2000 was primarily due to the increase in serviced finance receivable balances. The Corporation's allowance for losses as a percentage of serviced finance receivables was .54%,
 .55%  and .60% at  April  30,  2000,  October  31,  1999  and  April  30,  1999,
respectively.

Depreciation and other expenses during the first six months of 2000 was $25 million compared to $21 million in the comparable period of 1999. The increase is primarily the result of a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first half of fiscal 2000 was comparable to the same period in fiscal 1999. The increase on premiums earned on liability business was offset by an increase in liability losses.


Liquidity and Funds Management

The Corporation has traditionally obtained the funds to provide financing to International's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding. The Corporation's insurance subsidiary generates its funds through internal operations and has no external borrowings.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


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

Operations used $398 million in cash in the first half of 2000 primarily as a result of the decrease of $458 million in accounts payable to affiliates. To fund the cash used for operations, investing activities provided $575 million in cash during this period primarily as a result of the sale of retail and wholesale notes, partially offset by the purchases of retail note and lease receivables. The excess cash generated by investing activities was used to lower borrowings in the asset-backed commercial paper facility and to pay dividends of $13 million.

Receivable sales were a significant source of funding in both 2000 and 1999. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first half of fiscal 2000, the Corporation sold $1,008 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary. The Corporation sold $533 million of retail notes in November 1999 to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution and $475 million of retail notes in March 2000 to an owner trust which, in turn, issued securities which were sold to investors. During the first half of fiscal 1999, the Corporation sold $545 million of retail notes, net of unearned finance income, through NFRRC to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. At April 30, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,783 million.

In January 2000, the Corporation sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation ("NFSC"), a wholly owned subsidiary of the Corporation, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001. At April 30, 2000, NFSC had a revolving wholesale note trust that provides for the funding of $900 million of eligible wholesale notes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Funds Management (continued)

At April 30, 2000, available funding under the bank revolving credit facility and the asset-backed commercial paper facility was $302 million. When combined with unrestricted cash and cash equivalents, $332 million was available to fund the general business purposes of the Corporation.

As of April 30, 2000, the Corporation entered into a total of $250 million of forward treasury locks and $50 million of forward starting swaps in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, the Corporation transferred all the rights and obligations of the swap to the conduit. Under the terms of the agreement, the Corporation will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. The net settlement is included in retail note financing revenue.

In November 1998, the Corporation sold fixed rate retail receivables on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. Under the terms of the agreement, the Corporation will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of April 30, 2000 the notional amount was $295 million and the interest rate cap had a fair value of $2 million.


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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 (continued)

Total costs connected with the remediation of the Corporation's significant IT systems totaled $2 million in 1999, $3 million in 1998 and $1 million in 1997. Costs in the first half of fiscal year 2000 were not material. Approximately 25% of the total costs, representing investment in purchased IT systems, were capitalized and will be depreciated over three to five years. The total cost of the Year 2000 project has not had a material impact on the Corporation's financial position or results of operations and has been funded through operating cash flows.


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

Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial Corporation to meet the financing requirements of International's dealers and retail customers through 2000 and beyond.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the six months ended April 30, 2000.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Navistar Financial Corporation
                                               (Registrant)






Date June 13, 2000                      /s/R. D. Markle
     -------------                       ---------------------------------
                                           R. D. Markle
                                           Vice President and Controller
                                           (Principal Accounting Officer)