Form 10-Q
period 2000-07-31
NAVISTAR FINANCIAL CORP
filed 2000-09-14
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

As of August 31, 2000, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION. AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                           Page

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Statements of Consolidated Income and Retained Earnings --
            Three Months and Nine Months Ended July 31, 2000 and 1999......  2

            Statements of Consolidated Financial Condition --
            July 31, 2000; October 31, 1999; and July 31, 1999.............  3

            Statements of Consolidated Cash Flow --
            Nine Months Ended July 31, 2000 and 1999.......................  4

            Notes to Consolidated Financial Statements.....................  5

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition.............................  8


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................... 14

Signature   ............................................................... 14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                        Three Months Ended    Nine Months Ended
                                              July 31              July 31
                                           2000     1999        2000     1999
Revenue
  Retail notes.......................... $ 17.8   $ 23.0      $ 49.4   $ 64.1
  Lease financing.......................   23.4     19.4        68.2     55.1
  Wholesale notes.......................   17.0     16.6        52.6     47.6
  Accounts..............................   10.9      8.9        34.3     26.4
  Servicing fee income..................    8.8      6.0        23.3     17.7
  Insurance premiums earned.............   12.8      8.9        34.4     25.9
  Marketable securities.................    1.8      2.3         5.5      6.7
       Total............................   92.5     85.1       267.7    243.5


Expense
  Cost of borrowing
    Interest............................   26.8     20.6        73.8     64.3
    Other...............................    1.5      1.5         4.4      4.7
       Total............................   28.3     22.1        78.2     69.0

  Credit, collection
    and administrative..................    9.9     10.9        32.5     31.7
  Provision for losses on receivables...    3.0      1.3         6.7      4.5
  Insurance claims and underwriting.....   14.5      9.8        37.6     29.2
  Depreciation expense and other........   13.7     11.6        39.0     32.1
       Total............................   69.4     55.7       194.0    166.5


Income Before Taxes on Income...........   23.1     29.4        73.7     77.0

Taxes on Income.........................    8.9     11.7        28.1     29.8

Net Income..............................   14.2     17.7        45.6     47.2

Retained Earnings

  Beginning of period...................  129.6    113.5       111.2    109.0

  Dividends paid........................   (6.0)   (20.0)      (19.0)   (45.0)

  End of period......................... $137.8   $111.2      $137.8   $111.2


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)



                                               July 31    October 31    July 31
                                                2000         1999        1999

                                   ASSETS

Cash and Cash Equivalents..................   $   86.6     $   38.6    $    6.7

Marketable Securities......................      105.3        101.7       104.0

Finance Receivables
  Retail notes.............................      714.8        851.9       489.2
  Lease financing..........................      218.0        187.8       172.6
  Wholesale notes..........................      106.1        528.7       338.9
  Accounts.................................      336.5        507.5       295.1
                                               1,375.4      2,075.9     1,295.8
  Allowance for losses.....................      (11.2)       (13.4)       (9.9)
    Finance Receivables, Net...............    1,364.2      2,062.5     1,285.9

Amounts Due from Sales of Receivables......      335.1        244.5       270.3
Equipment on Operating Leases, Net.........      314.6        266.7       255.3
Repossessions..............................       42.0         21.0        21.0
Other Assets...............................      100.2        114.1        86.6
Total Assets...............................   $2,348.0     $2,849.1    $2,029.8


                    LIABILITIES AND SHAREOWNER'S EQUITY


Short-Term Debt............................   $      -     $   34.5    $   17.9
Net Accounts Payable to Affiliates.........       72.3        706.9        73.1
Other Liabilities..........................       52.7         49.5        48.7
Senior and Subordinated Debt...............    1,806.0      1,675.8     1,505.3
Dealers' Reserves..........................       24.7         24.2        24.9
Unpaid Insurance Claims
  and Unearned Premiums....................       85.8         77.9        77.6

Shareowner's Equity
  Capital stock (Par value $1.00, 1,600,000
    shares issued and outstanding)
    and paid-in capital....................      171.0        171.0       171.0
  Retained Earnings........................      137.8        111.2       111.2
  Accumulated other comprehensive
    (loss) income..........................       (2.3)        (1.9)        0.1
      Total................................      306.5        280.3       282.3
Total Liabilities and Shareowner's Equity..   $2,348.0     $2,849.1    $2,029.8


See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)

                                                          Nine Months Ended
                                                                July 31
                                                          2000          1999
Cash Flow From Operations
  Net Income..........................................  $   45.6      $   47.2
  Adjustments to reconcile net income to cash
      provided by operations:
    Gains on sales of receivables.....................      (2.5)        (11.5)
    Depreciation and amortization.....................      41.2          34.0
    Provision for losses on receivables...............       6.7           4.5
    Decrease in accounts payable to affiliates........    (634.6)        (63.7)
    Other.............................................       7.2         (16.3)
      Total...........................................    (536.4)         (5.8)

Cash Flow From Investing Activities
  Proceeds from sold retail notes.....................     973.7       1,193.4
  Purchase of retail notes and lease receivables......    (980.4)     (1,026.4)
  Principal collections on retail notes and
    lease receivables.................................      55.6          42.5
  Proceeds from sold wholesale notes..................     358.5           -
  Acquisitions under (over) cash collections of
    wholesale notes and accounts receivable...........     174.0          (8.5)
  Purchase of marketable securities...................     (25.3)        (39.0)
  Proceeds from sales and maturities
    of marketable securities..........................      22.0          43.0
  Purchase of equipment leased to others..............     (69.2)        (80.7)
  Sale of equipment leased to others..................      18.1          11.1
      Total...........................................     527.0         135.4

Cash Flow From Financing Activities
  Net decrease in short-term borrowings...............     (34.5)         (3.9)
  Net increase in bank revolving
    credit facility usage.............................      55.0          40.0
  Net increase (decrease) in asset-backed
    commercial paper facility usage...................      15.0        (117.6)
  Proceeds from long-term debt........................     102.9         108.3
  Principal payments of long-term debt................     (62.0)       (118.8)
  Dividends paid to International.....................     (19.0)        (45.0)
      Total...........................................      57.4        (137.0)

Decrease in Cash and Cash Equivalents.................      48.0          (7.4)

Cash and Cash Equivalents at Beginning of Period......      38.6          14.1

Cash and Cash Equivalents at End of Period............  $   86.6      $    6.7

Supplemental disclosure of cash flow information

  Interest paid.......................................  $   76.8      $   72.4
  Income taxes paid...................................  $   28.8      $   26.7

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


2.   Finance  receivable  balances  do  not  include  receivables  sold  by  the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold receivable balances are as follows:

                                          July 31      October 31      July 31
                                           2000           1999          1999
                                                      ($ Millions)

     Retail notes                         $1,975.8      $1,696.0      $1,950.0
     Wholesale notes                         959.3         600.0         600.0
         Total                            $2,935.1      $2,296.0      $2,550.0

     In the first three quarters of fiscal 2000, in two separate sales, the Corporation sold a total of $1,008 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a wholly owned subsidiary of the Corporation. The Corporation sold $533 million of retail notes in November 1999 to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution and $475 million of retail notes in March 2000 to an owner trust which, in turn, sold notes to investors. Aggregate gains of $3 million were recognized on the sales.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In July 2000, Navistar Financial Securities Corporation ("NFSC"), a wholly owned subsidiary of the Corporation, issued a $212 million tranche of investor certificates which mature in June 2005.

     In January 2000, NFSC sold $300 million of variable funding certificates, to a conduit sponsored by a major financial institution. As of July 31, 2000, NFSC had $175 million of variable funding certificates outstanding, and reduced its maximum capacity from $300 million to $200 million.
     The variable funding certificates mature in 2001.

     At July 31, 2000, NFSC has in place a revolving wholesale note trust that provides for the funding of $959 million of eligible wholesale notes.

     The allowance for losses on receivables is summarized as follows:

                                          July 31      October 31     July 31
                                            2000          1999         1999
                                                      ($ Millions)

     Allowance pertaining to:
         Owned notes                       $11.2         $13.4         $ 9.9
         Sold notes                         15.0          12.8          16.3
             Total                         $26.2         $26.2         $26.2


3. As of July 31, 2000, the Corporation was a party to a total of $350 million of forward starting swaps in anticipation of an October 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in October 2000.

     In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, the Corporation transferred all the rights and obligations of the swap to the conduit. Under the terms of the agreement, the Corporation will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. The net settlement is included in retail notes revenue.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of July 31, 2000 the cap had a notional amount of $253 million and a fair value of $2 million.


4. The Corporation's total comprehensive income was as follows:

                                             Three Months         Nine Months
                                             Ended July 31       Ended July 31
                                             2000     1999       2000     1999
                                                       ($ Millions)

       Net Income ......................... $14.2    $17.7      $45.6    $47.2
       Changes in unrealized losses on
         marketable securities ............   0.1     (1.2)      (0.4)    (1.4)
          Total Comprehensive Income ...... $14.3    $16.5      $45.2    $45.8


5. On November 1, 2000, the Corporation will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Corporation is currently assessing the impact of adoption on its financial statements. Based on the Corporation's current portfolio of instruments subject to the statement, it is not expected that adoption of this statement will have a material effect on the Corporation's
     results  of  operations,   financial  condition,   or  cash   flows.    The
     Corporation's   initial   assessment,   which  is  subject  to  change  for
     subsequent events that occur before adoption, indicates that the transition adjustment will be immaterial.

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


Financing Volume

In the first nine months of fiscal 2000 industry retail sales for Class 5 through 8 trucks was consistent with 1999. The Corporation's retail financing acquisitions during the first nine months of fiscal 2000, including retail notes and finance and operating leases, were $1,050 million, which was also consistent with 1999. The Corporation's finance market share of new International trucks sold in the U.S. was 16.4% and 16.5% in fiscal 2000 and 1999, respectively. Serviced retail notes and lease financing balances were $3,223 million and $2,867 million at July 31, 2000 and 1999, respectively.

In spite of the continued strong liquidity in the commercial financing market, the Corporation provided 96% of the wholesale financing of new trucks sold to International's dealers during the first nine months of fiscal 2000 and 1999. Serviced wholesale note balances were $1,223 million at July 31, 2000, an 18% increase compared to July 31, 1999.


Results of Operations

The components of net income for the three and nine month periods ended July 31 are as follows:

                                             Three Months         Nine Months
                                             Ended July 31       Ended July 31
                                             -------------       -------------
                                             2000     1999       2000     1999

Income before income taxes:
    Finance operations....................  $23.0    $28.0      $71.6    $73.7
    Insurance operations..................    0.1      1.4        2.1      3.3
        Income before taxes...............   23.1     29.4       73.7     77.0
Taxes on income...........................    8.9     11.7       28.1     29.8
        Net income........................  $14.2    $17.7      $45.6    $47.2

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Pre-tax income was $23 million in the third quarter of fiscal 2000 compared to $29 million in 1999. The decrease was primarily the result of a $6 million gain on the sale of retail note receivables recognized in June 1999 and higher losses on retail receivables offset, in part by higher wholesale note revenue. Pre-tax income was $74 million in the first nine months of fiscal 2000 compared to $77 million in 1999. The decrease was primarily the result of lower gains on sales of retail note receivables and higher losses on retail receivables offset, in part, by higher wholesale note revenue.

Retail note financing revenue decreased $15 million to $49 million in the first nine months of 2000 compared to 1999. The decrease is primarily the result of lower gains on the sale of retail note receivables and a decrease in owned retail note balances. Gains on the sales of retail note receivables were $3 million and $12 million in the first nine months of fiscal 2000 and 1999, respectively. The lower gains reflect lower retail note margins and increased funding rates offered to the Corporation in the asset-backed market.

Lease financing revenue increased $13 million to $68 million in the first nine months of 2000 compared to 1999. The increase is primarily the result of continued growth in lease financing.

Wholesale note revenue was $53 million in the first nine months of 2000 compared to $48 million for the comparable period in fiscal 1999 due primarily to the higher level of wholesale financing activity and an increase in the average prime interest rate.

Retail and wholesale account revenue was $34 million in the first nine months of 2000 compared to $26 million in 1999. The increase was primarily the result of higher average balances and an increase in the average prime rate.

Servicing fee income was $23 million in the first nine months of 2000 compared to $18 million in 1999. The increase was primarily the result of higher average sold receivable balances.

Borrowing costs increased $9 million to $78 million during the first nine months of 2000 primarily as a result of higher average receivable funding requirements and higher average interest rates, partially offset by the higher level of average outstanding accounts payable to affiliates which reduced debt levels. The higher level of average outstanding accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $14 million for the first nine months of fiscal year 2000. The Corporation's weighted average interest rate on all debt increased during the first nine months of 2000 to 6.3% from 5.6% in 1999 primarily due to higher average market interest rates.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations (continued)

Provision for losses on receivables totaled $7 million for the first nine months of 2000 compared to $5 million in 1999. The increase in 2000 was primarily due to an increase in repossession frequency and pricing pressure in the used truck market. The Corporation's allowance for losses as a percentage of serviced finance receivables was .55%, .55% and .62% at July 31, 2000, October 31, 1999 and July 31, 1999, respectively.

Depreciation and other expenses during the first nine months of 2000 was $39 million compared to $32 million in the comparable period of 1999. The increase is primarily the result of a larger investment in equipment under operating leases.

Insurance Operations:

Harco National Insurance Company's pretax income in the first nine months of fiscal 2000 was $1 million lower than 1999. The increase in liability losses was partially offset by an increase in premiums earned on liability business.


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

Operations used $536 million in cash in the first nine months of 2000 primarily as a result of the decrease of $635 million in accounts payable to affiliates. To fund the cash used for operations, investing and finance activities provided $584 million in cash during this period primarily as a result of the sale of retail and wholesale notes and proceeds from long term debt, partially offset by the purchases of retail notes and lease receivables.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Receivable sales were a significant source of funding in both 2000 and 1999. Through the asset-backed markets, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. In the first three quarters of fiscal 2000, in two separate sales, the Corporation sold a total of $1,008 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a wholly owned subsidiary of the Corporation. The Corporation sold $533 million of retail notes in November 1999 to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution and $475 million of retail notes in March 2000 to an owner trust which, in turn, sold notes to investors. Aggregate gains of $3 million were recognized on the sales. As of July 31, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,783 million.

In July 2000, Navistar Financial Securities Corporation ("NFSC"), a wholly owned subsidiary of the Corporation, issued a $212 million tranche of investor certificates which mature in June 2005.

In January 2000, NFSC sold $300 million of variable funding certificates, to a conduit sponsored by a major financial institution. As of July 31, 2000, NFSC had $175 million of variable funding certificates outstanding, and reduced its maximum capacity from $300 million to $200 million. The variable funding certificates mature in 2001.

At July 31, 2000, NFSC has in place a revolving wholesale note trust that provides for the funding of $959 million of eligible wholesale notes.

At July 31, 2000, available funding under the bank revolving credit facility and the asset-backed commercial paper facility was $33 million. When combined with unrestricted cash and cash equivalents, $120 million was available to fund the general business purposes of the Corporation.

As of July 31, 2000, the Corporation was a party to a total of $350 million of forward starting swaps in anticipation of an October 2000 sale of retail note receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in October 2000.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, the Corporation transferred all the rights and obligations of the swap to the conduit. Under the terms of the agreement, the Corporation will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. The net settlement is included in retail notes revenue.

In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of July 31, 2000 the cap had a notional amount of $253 million and a fair value of $2 million.


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

Total costs connected with the remediation of the Corporation's significant IT systems totaled $2 million in 1999, $3 million in 1998 and $1 million in 1997. Costs in the first nine months of fiscal year 2000 were not material.
Approximately 25% of the total costs, representing investment in purchased IT systems, were capitalized and will be depreciated over three to five years. The total cost of the Year 2000 project has not had a material impact on the Corporation's financial position or results of operations and has been funded through operating cash flows.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


New Accounting Pronouncements

On November 1, 2000, the Corporation will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Corporation is currently assessing the impact of adoption on its financial statements. Based on the Corporation's current portfolio of instruments subject to the statement, it is not expected that adoption of this statement will have a material effect on the Corporation's results of operations, financial condition, or cash flows. The Corporation's initial assessment, which is subject to change for subsequent events that occur before adoption, indicates that the transition adjustment will be immaterial.


Business Outlook

The truck industry in 2000 is forecasted to decrease approximately 13% from 1999. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets. Additionally, high fuel costs may impact the financial strength of the Corporation's customers and the Corporation's ability to maintain the current level of portfolio quality.

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

               No reports on Form 8-K were filed during the nine months ended July 31, 2000.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Navistar Financial Corporation
                                                     (Registrant)






Date September 14, 2000                      /s/R. D. Markle
                                                R. D. Markle
                                                Vice President and Controller
                                                (Principal Accounting Officer)