Form 10-K
period 2000-10-31
NAVISTAR FINANCIAL CORP
filed 2000-12-19
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________


                         Commission File Number 1-4146-1




                         NAVISTAR FINANCIAL CORPORATION

             (Exact name of Registrant as specified in its charter)

            Delaware                                    36-2472404
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      2850 West Golf Road

    Rolling Meadows, Illinois                              60008
    -------------------------                              -----
(Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code 847-734-4000

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X      No__


As of November 30, 2000, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                    FORM 10-K

                           Year Ended October 31, 2000

                                      INDEX

                                                                            Page

PART I

Item  1.Business (A).........................................................  1
Item  2.Properties (A).......................................................  1
Item  3.Legal Proceedings....................................................  1
Item  4.Submission of Matters to a Vote of
               Security Holders (A)..........................................  1

PART II

Item  5.Market for the Registrant's Common Equity and
               Related Stockholder Matters...................................  2
Item  6.Selected Financial Data (A)..........................................  2
Item  7.Management's Discussion and Analysis of Financial
               Condition and Results of Operations (A).......................  2
Item  7A.Quantitative and Qualitative Disclosures About Market Risk.......... 10
Item  8.Financial Statements................................................. 11
               Statement of Financial Reporting Responsibility............... 35
               Independent Auditors' Report.................................. 36
               Supplementary Financial Data.................................. 37
Item  9.Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 40

PART III

Item 10.Directors and Executive Officers of the
               Registrant (A)................................................ 40
Item 11.Executive Compensation (A)........................................... 40
Item 12.Security Ownership of Certain Beneficial Owners
               and Management (A)............................................ 40
Item 13.Certain Relationships and Related
               Transactions (A).............................................. 40

PART IV

Item 14.Exhibits, Financial Statement Schedules and
               Reports on Form 8-K........................................... 40

SIGNATURES- Principal Accounting Officer .................................... 41
                    - Directors.............................................. 42
POWER OF ATTORNEY............................................................ 42
INDEX TO EXHIBITS............................................................E-1

(A)- Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Corporation and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                     PART I

Item 1.  Business

         The   registrant,   Navistar   Financial   Corporation   ("NFC"),   was
incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation ("International"). As used herein, the "Corporation" refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

         The Corporation is a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by International and International's dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of International. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with International's truck products.

         On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), the wholly-owned insurance subsidiary. Harco provides commercial physical damage and liability insurance coverage to International's dealers and retail customers, and to the general public through an independent insurance agency system. As a result of this plan of disposal, the previously reported financial statements have been restated and the results of operations of Harco have been reported as Discontinued Operations.


Item 2.  Properties

         The Corporation's properties principally consist of office equipment and leased office space in Rolling Meadows, Illinois; Duluth, Georgia and Plano, Texas. The office equipment owned and in use by the Corporation is not significant in relation to the total assets of the Corporation.


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

         See Note 12 to Consolidated Financial Statements.


Item    6.    Selected Financial Data

         Intentionally   omitted.   See  the  index  page  of  this  Report  for
explanation.

Item    7.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Certain statements under this caption, which involve risks and uncertainties, constitute "forward-looking statements" under the Securities Reform Act. Navistar Financial Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the headings "Business Outlook" and "Quantitative and Qualitative Disclosures About Market Risk."

Financing Volume

         Customer demand for Class 5 through 8 trucks in fiscal 2000 was 6% lower than 1999 and 12% higher than 1998. High liquidity in the commercial financing markets continued to provide the Corporation's customers with other financing alternatives.

         Financing support provided to retail customers over the last three years was as follows:
                                                   2000         1999        1998
                                                   ----         ----        ----
Retail and Lease Financing:                                ($ millions)
Finance market share of new International
   trucks sold in the U.S.                        16.4%        16.4%       16.0%

Purchases of receivables and
   equipment leased to others                    $1,475       $1,526      $1,397

Serviced retail notes and lease
   financing balances (including
   sold notes) at October 31                     $3,296       $3,003      $2,579

         During fiscal year 2000, the Corporation maintained a 16.4% finance market share of new International trucks sold in the U.S. The purchase of receivables and equipment leased to others declined 3% from 1999 levels primarily due to lower industry demand. During fiscal 2000 the serviced portfolio increased 10% to $3.3 billion. Purchases of receivables and equipment leased to others in 1999 grew 9% above 1998 as a result of the higher finance market share and truck industry demand.

         Financing support provided to International's dealers over the last three years was as follows:

                                                   2000          1999       1998
                                                   ----          ----       ----
Wholesale Financing:                                        ($ millions)
Percent of wholesale financing of
   new International trucks sold to
   International's dealers in the U.S.              96%           96%        95%

Purchases of receivables                         $4,119        $4,188     $3,813

Serviced wholesale note balances
   (including sold notes) at
   October 31                                    $1,115        $1,226     $1,039

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Financing Volume (continued)

         In spite of the strong liquidity in the commercial financing market, the Corporation's finance percentage of new International trucks sold to International's dealers remained at 96% in 2000. The volume of receivables purchased in 2000 was 2% lower than 1999 as industry demand declined during the last half of fiscal year 2000. Receivables purchased increased 10% in 1999 from 1998 levels as dealers increased inventory levels in response to higher demand.

Results from Continuing Operations

         Results from continuing operations over the last three years were as follows:

                                                   2000          1999       1998
                                                   ----          ----       ----
                                                        ($ millions)
     Revenue                                       $311         $284        $234
     Cost of borrowing                              110           95          88
     Income before taxes                             92           96          79
     Net income                                      56           59          49

     Return on average equity                      18.9%        21.0%      17.1%


         The Corporation's return on average equity was 18.9% in 2000, compared with 21.0% and 17.1% in 1999 and 1998, respectively. The decrease from 1999 was due primarily to lower gains on sales of retail note receivables and higher losses on retail receivables, offset, in part, by higher average finance receivable balances. The increase in 1999 over 1998 was due primarily to higher finance receivable balances, resulting from an increase in International's sales, and a higher level of average outstanding accounts payable to affiliates which proportionately lowered debt levels and interest expense. This was offset, in part, by a higher provision for losses, higher costs to service the larger portfolio, and the competitive commercial financing market which continued to put pressure on retail and wholesale finance margins.

         Retail note financing revenue for 2000 was $79 million compared with $85 million and $79 million in 1999 and 1998, respectively. The decrease in 2000 is primarily the result of lower gains on the sale of retail note receivables. Gains on the sales of retail note receivables were $3 million, $12 million and $15 million in 2000, 1999 and 1998, respectively. The lower gains reflect lower retail note margins and increased funding rates incurred by the Corporation in the asset-backed market.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (continued)

Results from Continuing Operations (continued)

         Lease financing revenue for 2000 was $94 million compared with $76 million and $57 million in 1999 and 1998, respectively. Included in lease financing revenue is operating lease revenue of $75 million, $62 million and $46 million in 2000, 1999 and 1998, respectively. The higher operating lease revenue is the result of an increase in vehicles under operating leases due to a market shift toward lease financing.

         In fiscal 2000 wholesale note revenue increased 3% to $64 million compared to 1999, primarily as a result of the higher level of wholesale financing activity and an increase in the average prime interest rate. Wholesale note revenue increased 45% in 1999 to $63 million as a result of the higher level of wholesale financing activity, offset in part by lower yields in response to the lower average prime interest rate.

         Retail and wholesale account revenue for 2000 was $43 million compared with $36 million and $33 million in 1999 and 1998, respectively. The increase is primarily the result of higher average balances and an increase in the average prime interest rate.

         Servicing fee income for 2000 was $31 million compared with $24 million and $22 million in 1999 and 1998, respectively. The increase was primarily the result of higher average sold receivable balances.

         Borrowing costs increased 16% in 2000 to $110 million from $95 million in 1999 primarily due to higher average receivable funding requirements and higher average interest rates. Accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $16 million and $13 million for fiscal years ending 2000 and 1999, respectively. The Corporation's weighted average interest rate on all debt was 6.4% in 2000, 5.6% in 1999 and 6.4% in 1998. The increase in the Corporation's weighted average interest rate is primarily a result of the increase in market interest rates. Borrowing costs increased 7% in 1999 to $95 million from $88 million in 1998 primarily due to higher average receivable funding requirements. The ratio of debt to equity was 6.2:1, 6.1:1, and 5.8:1 at October 31, 2000, 1999 and 1998, respectively.

         The provision for losses on receivables totaled $12 million in 2000 compared with $6 million in 1999 and $1 million in 1998. The increase in 2000 compared to 1999 is primarily due to an increase in repossession frequency and pricing pressure in the used truck market. Notes and account write-offs, net of recoveries, including sold notes, were $12 million in 2000, $5 million in 1999 and less than one million in 1998. The Corporation's allowance for losses as a percentage of serviced finance receivables was .54%, .55% and .64% at October 31, 2000, 1999 and 1998, respectively.

         Depreciation and other expenses in 2000 increased to $55 million from $44 million in 1999 and $30 million in 1998. The increase is primarily the result of a larger investment in equipment under operating leases.

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results from Discontinued Operations

         On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), the wholly-owned insurance subsidiary. Harco provides commercial physical damage and liability insurance coverage to International's dealers and retail customers, and to the general public through an independent insurance agency system. As a result of this plan of disposal, the previously reported financial statements have been restated and the results of operations of Harco have been reported as Discontinued Operations.

         The pretax loss on disposal of Harco is estimated to be approximately $17 million and includes the estimated loss on sale of $12 million, approximately $4 million of severance and other exit costs, and approximately $1 million of curtailment loss associated with the related future reduction of employees from the Corporation's postretirement benefit plans. The anticipated future results of operations of Harco through the date of disposition is not anticipated to be material. The loss on disposal is reflected net of a deferred tax benefit of approximately $6 million in the Statement of Consolidated Financial Condition.

         Revenues of Harco were $56 million, $44 million and $42 million for fiscal 2000, 1999 and 1998, respectively.

Liquidity and Funds Management

         The Corporation has traditionally obtained the funds to provide financing to International's dealers and retail customers from sales of receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. The Corporation's current debt ratings have made sales of finance receivables the most economical source of funding.

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

         Operations used $322 million of cash in 2000 primarily as a result of the decrease of $441 million in accounts payable to affiliates. To fund the cash used for operations, investing and finance activities provided $324 million in cash during this period primarily as a result of the sale of retail and wholesale notes and proceeds from long term debt, partially offset by the purchases of retail notes and lease receivables. See also the "Statements of Consolidated Cash Flow" on page 14.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

         Over the last three years, operations provided an aggregate of $411 million in cash, and proceeds from the sale of retail receivables totaled $3,102 million. These amounts were used principally to fund the purchase of finance receivables and equipment leased to others of $4,062, net of principal collections on the receivables, and to pay dividends of $140 million.

         Receivable sales were a significant source of funding in 2000, 1999 and 1998. Through the asset-backed public market and private placement sales, the Corporation has been able to fund fixed rate retail note receivables at rates offered to companies with higher investment grade ratings. During fiscal 2000, in two separate sales, the Corporation sold a total of $1,008 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a wholly owned subsidiary of the Corporation. The Corporation sold $533 million of retail notes in November 1999 to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution and $475 million of retail notes in March 2000 to an owner trust which, in turn, sold notes to investors. Aggregate gains of $3 million were recognized on the sales. During fiscal 1999, in two separate sales, the Corporation sold a total of $1,260 million of retail notes, net of unearned finance income, through NFRRC. The Corporation sold $545 million of retail notes in November 1998 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution and $715 million of retail notes in June 1999 to an owner trust which, in turn, issued securities which were sold to investors. Aggregate gains of $12 million were recognized on the sales. During fiscal 1998, the Corporation sold a total of $1,001 million of retail notes, net of unearned finance income, through NFRRC, to owner trusts, which in turn, issued securities which were sold to investors. Aggregate gains of $15 million were recognized on the sales. As of October 31, 2000, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $1,783 million. In November 2000, the Corporation sold $765 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, issued securities which were sold to investors. A $5 million gain was recognized on this sale in November 2000.

         At October 31, 2000, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of the Corporation, had in place a revolving wholesale note trust that funded $883 million of eligible wholesale notes. During fiscal 2000, NFSC issued a $212 million tranche of investor certificates which mature in June 2005 and sold variable funding certificates with an initial balance of $300 million, to a conduit sponsored by a major financial institution. The maximum funding capacity of the variable funding certificates was reduced to $200 million in July 2000. As of October 31, 2000 the trust was comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor certificates maturing in 2005 and variable funding certificates with a balance of $125 million maturing in 2001.

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

         During fiscal 2000, the Corporation established Truck Retail Accounts Corporation ("TRAC"), a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing retail accounts receivable. At October 31, 2000, TRAC had in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts. As of October 31, 2000 the Corporation had utilized $80 million of this facility. The facility expires in 2001.

         In November 2000, the Corporation established Truck Engine Receivables Financing Corporation ("TERFCO"), a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford. The transaction provides for funding of $100 million and expires in 2006.

         During fiscal 2000, 1999 and 1998, the Corporation entered into sale/leaseback agreements with third party financiers involving vehicles subject to retail finance leases and operating leases with end users. Total proceeds were $137 million, $160 million and $144 million in 2000, 1999 and 1998, respectively. The outstanding capital lease obligations at October 31, 2000 were $379 million.

         On October 16, 2000 Truck Retail Instalment Paper Corporation ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, terminated the previously existing $400 million Asset-Backed Commercial Paper facility and issued $475 million of a senior class AAA rated and $25 million of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and retail leases, other than fair market value leases.

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
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

         In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of October 31, 2000 the cap had a notional amount of $224 million and a fair value of $1 million, which is recorded in other liabilities in the Statement of Consolidated Financial Condition.

         In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an amortizing interest rate swap agreement to fix the future cash flows of interest paid to lenders. In March 2000, the Corporation transferred all the rights and obligations of the swap to the bank conduit. The notional amount of the amortizing swap is based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the agreement, the Corporation will make or receive payments based on the difference between the transferred swap notional amount and the outstanding principal balance of the sold retail receivables. The net settlement is included in retail notes revenue. As of October 31, 2000 the difference between the amortizing swap notional amount and the net outstanding principal balance of the sold retail receivables was $11 million and had an immaterial fair value.

         Under the revolving retail warehouse facility, the Corporation sells fixed rate retail notes or finance leases to the conduit and pays investors a floating rate of interest. As required by the rating agencies, the Corporation purchased an interest rate cap to protect investors against rising interest rates. To offset the economic cost of this cap, the Corporation sold an identical interest rate cap. As of October 31, 2000 the interest rate caps each had a notional amount of $500 million and a net fair value of zero.

         The Corporation has a $925 million bank revolving credit facility and the $500 million revolving retail warehouse facility program, which mature in March 2001 and October 2005, respectively. Subsequent to October 31, 2000, the Corporation renegotiated its revolving credit agreement. See Note 9 to the Consolidated Financial Statements for further discussion. As of October 31, 2000, available funding under the bank revolving credit facility and the revolving retail warehouse facility was $30 million. When combined with unrestricted cash and cash equivalents, $72 million remained available to fund the general business purposes of the Corporation.

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Year 2000

         The Corporation had instituted a corporate-wide Year 2000 readiness project to identify all systems, which required modification or replacement, and to establish appropriate remediation and contingency plans to avoid an impact on the Corporation's ability to continue to provide its products and services. Through the date of this report, the Corporation has not experienced any significant Year 2000 problems. Total costs of the Year 2000 project were $6 million.

New Accounting Standards

         On November 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The cumulative transition adjustment recorded upon adoption was not material.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which the Corporation must adopt for all applicable transactions occurring after March 31, 2001. The Corporation is currently assessing the impact of this standard on the Corporation's results of operations, financial condition and cash flows.

Business Outlook

         Retail deliveries of Class 5 through 8 trucks, including school buses, in the U.S. in fiscal 2001 is forecasted to decrease approximately 27% from 2000. The competitive commercial financing market will continue to put pressure on the Corporation's retail and wholesale financing activity and margins. Increased volatility in the capital markets is likely to put additional pressure on the funding rates available to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets. Additionally, high fuel costs may impact the financial strength of the Corporation's customers and the Corporation's ability to maintain the current level of portfolio quality.

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Business Outlook (continued)

         Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial Corporation to meet the financing requirements of International's dealers and retail customers through 2001 and beyond.

Item     7A.      Quantitative and Qualitative Disclosures About Market Risk

         The Corporation is exposed to market risk primarily due to fluctuations in interest rates. Interest rate risk arises from the funding of a portion of the Corporation's fixed rate receivables with floating rate debt. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. Management has reduced the net exposure which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. The Corporation does not use derivative financial instruments for trading purposes.

         The Corporation measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates. Assuming a hypothetical 10% increase in interest rates as of October 31, 2000, the estimated fair value of the net assets, excluding net assets of Discontinued Operations, would decrease by approximately $17 million.

Item 8.  Financial Statements and Supplementary Data                        Page

   Navistar Financial Corporation and Subsidiaries:

     Consolidated Financial Statements:
        Statements of Consolidated Income and Retained Earnings

           for the years ended October 31, 2000, 1999,and 1998................12
        Statements of Comprehensive Income for the years
           ended October 31, 2000, 1999 and 1998..............................12
        Statements of Consolidated Financial Condition as of
           October 31, 2000 and 1999 .........................................13
        Statements of Consolidated Cash Flow for the years ended
           October 31, 2000, 1999 and 1998....................................14
        Notes to Consolidated Financial Statements............................15
     Statement of Financial Reporting Responsibility..........................35
     Independent Auditors' Report.............................................36
     Supplementary Financial Data.............................................37

                 Navistar Financial Corporation and Subsidiaries
             Statements of Consolidated Income and Retained Earnings

                               Millions of Dollars

   For the years ended October 31                   2000       1999      1998
   -----------------------------------------------------------------------------

   Revenues

        Retail notes................................ $79.3      $84.9     $78.5
        Lease financing.............................  93.5       76.4      57.3
        Wholesale notes.............................  64.4       62.8      43.3
        Accounts                                      42.9       35.6      33.3
        Servicing fee income........................  30.7       23.8      21.6
        Marketable securities.......................   0.6        0.4       0.3
                                                    ------     ------    ------
            Total................................... 311.4      283.9     234.3
                                                    ------     ------    ------

   Expenses
        Cost of borrowing:

            Interest expense........................ 104.1       88.6      81.0
            Other...................................   5.8        6.1       7.1
                                                    ------     ------    ------
            Total................................... 109.9       94.7      88.1
        Credit, collection and administrative.......  42.4       42.5      36.1
        Provision for losses on receivables.........  12.1        6.2       0.8
        Depreciation expense and other..............  55.1       44.1      30.1
                                                    ------     ------    ------
            Total................................... 219.5      187.5     155.1
                                                    ------     ------    ------

   Income Before Taxes..............................  91.9       96.4      79.2

   Taxes on Income..................................  35.5       37.1      30.3
                                                    ------     ------    ------

   Income from Continuing Operations................  56.4       59.3      48.9
   Loss on Disposal of Discontinued Operations,

        (net of tax benefit of $6.4) ............... (10.5)       -         -
   Income from Discontinued Operations,

        (net of tax of $(0.1), $(1.8) and $(2.0) )..   0.5        3.2       4.0
                                                    ------     ------    ------
   (Loss) income from Discontinued Operations....... (10.0)       3.2       4.0
                                                    ------     ------    ------
   Net Income                                         46.4       62.5      52.9

   Retained Earnings

        Beginning of year........................... 111.2      109.0     113.1
        Dividends paid.............................. (22.7)     (60.3)    (57.0)
                                                    ------     ------    ------
        End of year.................................$134.9     $111.2    $109.0
                                                    ======     ======    ======

                       Statements of Comprehensive Income

   For the years ended October 31                     2000      1999       1998
   -----------------------------------------------------------------------------
   Net Income                                       $ 46.4    $ 62.5     $ 52.9
   Other comprehensive loss, net of tax:
        Net unrealized losses on marketable secur-
        ities (net of tax of $0.0, $1.9 and $0.7)..    -        (3.2)      (1.2)
        Minimum pension liability adjustment
        (net of tax of $0.2, $0.1 and $0.6)........   (0.3)     (0.2)      (1.0)
                                                    ------    ------    -------
   Other comprehensive loss, net of tax............   (0.3)     (3.4)      (2.2)
                                                    ------    ------    -------
   Comprehensive Income............................ $ 46.1    $ 59.1     $ 50.7
                                                    ======    ======     ======
                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                 Statements of Consolidated Financial Condition

                               Millions of Dollars

As of October 31                                            2000          1999
--------------------------------------------------------------------------------


ASSETS

Cash and Cash Equivalents.............................   $   41.6      $   39.0
Receivables

     Finance receivables..............................    1,679.0       2,075.9
     Allowance for losses.............................      (12.9)        (13.4)
                                                         --------      --------
         Receivables, net.............................    1,666.1       2,062.5

Amounts Due from Sales of Receivables.................      316.5         244.5
Net Investment in Operating Leases....................      291.1         266.7
Repossessions                                                42.4          21.0
Other Assets                                                112.4          75.5
Net Assets of Discontinued Operations.................       48.8          60.7
                                                         --------      --------

Total Assets                                             $2,518.9      $2,769.9
                                                         ========      ========


LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt.......................................   $      -      $   34.5
Net Accounts Payable to Affiliates....................      266.4         706.9
Other Liabilities.....................................       50.0          48.2
Senior and Subordinated Debt..........................    1,874.0       1,675.8
Dealers' Reserves.....................................       24.1          24.2

Commitments and Contingencies.........................          -             -

Shareowner's Equity

     Capital stock (Par value $1.00, 1,600,000 shares
         issued and outstanding) and paid-in capital        171.0         171.0
   Retained earnings..................................      134.9         111.2
     Accumulated other comprehensive loss.............       (1.5)         (1.9)
                                                         --------      --------
         Total........................................      304.4         280.3
                                                         --------      --------

Total Liabilities and Shareowner's Equity.............   $2,518.9      $2,769.9
                                                         ========      ========


                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                      Statements of Consolidated Cash Flow

                               Millions of Dollars

For the years ended October 31                         2000      1999      1998
--------------------------------------------------------------------------------

Cash Flow From Operations

     Net income.................................... $  46.4   $  62.5   $  52.9
       Adjustments to reconcile net income to
         cash provided from operations:
        Loss on disposal of discontinued operations
          net of tax...............................    10.5         -         -
       Gains on sales of receivables...............    (2.5)    (11.5)    (15.3)
       Depreciation and amortization...............    56.0      47.1      35.4
       Provision for losses on receivables.........    12.1       6.2       0.8
       (Decrease) increase in accounts payable
         to affiliates.............................  (440.5)    570.1       5.3
       Other                                           (3.7)    (15.6)     (5.1)
                                                    -------   -------   -------
              Total................................  (321.7)    658.8      74.0
                                                    -------   -------   -------

Cash Flow From Investing Activities

     Proceeds from sold retail notes...............   958.0   1,191.6     952.6
     Purchase of retail notes and lease receivables(1,375.9) (1,417.2) (1,262.8) Principal collections on retail notes and
         lease receivables.........................   131.1      88.1     116.4
     Proceeds from sold wholesale notes............   282.2         -         -
     Acquisitions under (over) cash collections of
         wholesale notes and accounts receivable...   216.1    (410.3)   (105.8)
     Proceeds from sold retail accounts............    80.0         -         -
     Purchase of equipment leased to others........   (98.6)   (108.7)   (134.2)
     Sale of equipment leased to others............    21.2      15.2       8.9
                                                    -------   -------    ------
              Total................................   214.1    (641.3)   (424.9)
                                                    -------   -------    ------

Cash Flow From Financing Activities

     Net (decrease) increase in short-term debt....   (34.5)     12.7    (119.2)
     Net increase in bank revolving credit
         facility usage............................    55.0      25.0     422.0
     Proceeds from revolving retail warehouse
         facility..................................   414.8         -         -
     Net (decrease) increase in asset-backed
         commercial paper facility usage...........  (358.9)      4.4       6.0
     Principal payments on long-term debt..........   (80.9)   (133.3)    (43.6)
     Proceeds from long-term debt..................   136.9     159.7     144.3
     Dividends paid to International...............   (22.7)    (60.3)    (57.0)
                                                    -------   -------   -------
              Total................................   109.7       8.2     352.5
                                                    -------   -------   -------

Increase in Cash and Cash Equivalents from
     Continuing Operations.........................     2.1      25.7       1.6

Net Cash from Discontinued Operations..............     0.5      (0.6)      0.9

Cash and Cash Equivalents at Beginning of Year.....    39.0      13.9      11.4
                                                    -------   -------   -------

Cash and Cash Equivalents at End of Year........... $  41.6   $  39.0   $  13.9
                                                    =======   =======   =======

Supplementary disclosure of cash flow information:

     Interest paid................................. $ 102.8   $  92.3   $  80.4
     Income taxes paid............................. $  37.8   $  36.5   $  35.3


                 See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000

                               MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries ("Corporation"). International Truck and Engine Corporation ("International"), which is wholly-owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation.

Nature of Operations

         The Corporation is a commercial financing organization that provides retail, wholesale and lease financing of products sold by International and its dealers within the United States.

Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (continued)


Allowance for Losses on Receivables (continued)

         Under various agreements, International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value. The Corporation's losses are net of these benefits. Receivables are charged off to the allowance for losses when the receivable is determined to be uncollectible.

Receivable Sales

         The Corporation securitizes and sells receivables to public and private investors with limited recourse. The Corporation continues to service the receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related sold receivables and are included in servicing fee income. Gains or losses on sales of receivables are credited or charged to financing revenue in the period in which the sales occur. An adequate allowance for credit losses is provided prior to the receivable sale.

Income Taxes

         Navistar and its subsidiaries file a consolidated federal income tax return, which includes International and the Corporation. Federal income taxes for the Corporation are computed on a separate consolidated return basis and are payable to International.

Cash and Cash Equivalents

         Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

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

         The Corporation may use forward contracts to hedge future interest payments on the notes and certificates related to an expected sale of receivables. The principal balance of receivables expected to be sold by the Corporation equals or exceeds the notional amount of open forward contracts. The Corporation may use interest rate swaps to reduce exposure to interest rate changes when it sells fixed rate receivables on a variable rate basis. Gains or losses incurred with the closing of forward contracts and interest rate swaps are included in the net gain or loss on sale of receivables.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (continued)


Derivative Financial Instruments (continued)

         For the protection of investors, the Corporation may enter into an interest rate cap when fixed rate receivables are sold on a variable rate basis. The Corporation will make payments under the terms of the written caps if interest rates exceed certain levels. The interest rate caps are recorded at fair value with subsequent changes in fair value recognized in income.

New Accounting Standards

     On November 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The cumulative transition adjustment recorded upon adoption was not material.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which the Corporation must adopt for all applicable transactions occurring after March 31, 2001. The Corporation is currently assessing the impact of this standard on the Corporation's results of operations, financial condition and cash flows.

Reclassification

         Certain prior year amounts have been reclassified to conform with the presentation used in the 2000 financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

         In accordance with the agreements between the Corporation and International relating to financing of wholesale notes, wholesale accounts and retail accounts, the Corporation receives interest income from International at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. The Corporation purchases wholesale notes and accounts from International at the principal amount of the receivables. Revenue collected from International was $85.6 in 2000, $71.5 in 1999 and $67.2 in 1998.

Retail Notes and Lease Financing

         In accordance with agreements between the Corporation and International, International may be liable for certain losses on the finance receivables and may be required to repurchase the repossessed collateral at the receivable principal value. Losses recorded by International were $22.5 in 2000, $3.5 in 1999 and $10.7 in 1998.

Support Agreements

         Under provisions of certain public and private financing arrangements, agreements with International and Navistar provide that the Corporation's consolidated income before interest expense and income taxes will be maintained at not less than 125% of its consolidated interest expense. No income maintenance payments were required during the three-year period ended October 31, 2000.

Administrative Expenses

         The Corporation pays a fee to International for data processing and other administrative services based on the actual cost of services performed. The amount of the fee was $3.0 in 2000 and $2.6 in 1999 and 1998.

Accounts Payable

         Accounts payable to affiliates, which are obligated to be repaid upon request, were $266.4, $706.9, and $136.8 at October 31, 2000, 1999, and 1998,
respectively. Accounts payable to affiliates reduced debt levels and resulted in a reduction in borrowing costs of $15.9 for fiscal 2000 and $12.5 for fiscal 1999. The reduction in borrowing costs for fiscal 1998 was not material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

3.  DISCONTINUED OPERATIONS

         On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), the wholly-owned insurance subsidiary.

         Harco provides commercial physical damage and liability insurance coverage to International's dealers and retail customers, and to the general public through an independent insurance agency system. Harco generates its funds through internal operations and has no external borrowings. Insurance premiums written by Harco are earned on a pro rata basis over the terms of the policies. Commission costs and premium taxes incurred in acquiring business are deferred and amortized on the same basis as related premiums are earned. The liability for unpaid insurance claims includes provisions for reported claims and estimates of unreported claims based on past experience. Such provisions include an estimate of loss adjustment expense. The estimated liability for unpaid insurance claims is regularly reviewed and updated. Any change in such estimate is reflected in current operations. Harco limits its exposure on any single loss occurrence by ceding reinsurance to other insurance enterprises.

         The Harco insurance segment is accounted for as a discontinued operation and, accordingly amounts in the consolidated financial statements and notes thereto for all periods shown have been restated to reflect discontinued operations accounting. The net assets of Harco have been reflected on the consolidated balance sheet at net realizable value and consisted of the following at October 31:

                                                           2000          1999


Marketable securities, at fair value................     $110.4        $101.7

Reinsurance receivables.............................       27.0          23.7

Other assets........................................       17.8          16.6
                                                         ------        ------

  Total assets......................................      155.2         142.0



Insurance reserves and unearned premiums............       90.6          77.9

Other liabilities...................................        3.9           3.4
                                                         ------        ------

  Total liabilities.................................       94.5          81.3
                                                         ------        ------



Net assets..........................................      60.7          60.7

Adjustment to net realized value....................     (11.9)            -
                                                         ------        ------



Net assets of discontinued operations...............     $ 48.8        $ 60.7
                                                         ======        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

3.  DISCONTINUED OPERATIONS (continued)


         The pretax loss on disposal of Harco is estimated to be approximately $16.9 and includes the estimated loss on sale of $11.9, approximately $3.8 of severance and other exit costs, and $1.2 of curtailment loss associated with the related future reduction of employees from the Corporation's postretirement benefit plans. The anticipated future results of operations of Harco through the date of disposition is not anticipated to be material. The loss on disposal is reflected net of a deferred tax benefit of $6.4 in the Statement of Consolidated Income.

         Revenues of Harco were $55.9, $44.2 and $41.6 for fiscal 2000, 1999 and 1998, respectively.



4. FINANCE RECEIVABLES

         Finance receivable balances, net of unearned finance income, at October 31 are summarized as follows:

                                                           2000          1999
-----------------------------------------------------------------------------
Retail notes                                           $1,050.5        $851.9

Lease financing.....................................      223.7         187.8

Wholesale notes.....................................       82.3         528.7

Accounts:
     Retail                                               249.6         437.7
     Wholesale......................................       72.9          69.8
                                                           ----          ----
         Total......................................      322.5         507.5
                                                          -----         -----
              Total finance receivables.............   $1,679.0      $2,075.9
                                                       ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

4. FINANCE RECEIVABLES (continued)


         Contractual   maturities  of  finance  receivables  including  unearned
finance income at October 31, 2000, are summarized as follows:

                                                   Retail           Lease           Wholesale        Accounts
----------------------------------------------- -------------- ----------------- ---------------- ---------------

Due in fiscal year:
    2001   ....................................    $  305.4         $  65.5           $ 64.4         $ 322.5
    2002   ....................................       277.2            61.4             17.9               -
    2003   ....................................       246.3            54.3                -               -
    2004   ....................................       201.9            42.4                -               -
    2005   ....................................       150.1            31.5                -               -
Due after 2005.................................        36.1             8.2                -               -
                                                   --------         -------           ------         -------
       Gross finance receivables...............     1,217.0           263.3             82.3           322.5
Unearned finance income........................       166.5            39.6                -               -
                                                   --------         -------           ------         -------
       Total finance receivables...............    $1,050.5         $ 223.7           $ 82.3         $ 322.5
                                                   ========         =======           ======         =======

         The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections.

         The Corporation's primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International's dealers, and as a result, the Corporation's receivables and leases have significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States. The Corporation retains as collateral a security interest in the equipment associated with wholesale notes, retail notes and leases.

         The  Corporation  sells  finance  receivables  to  public  and  private
investors  with  limited  recourse   provisions.   Outstanding  sold  receivable
balances, net of unearned finance income, at October 31 are as follows:

                                                     2000                1999
------------------------------------------------------------------------------

Retail notes............................         $1,730.2            $1,696.0
Wholesale notes.........................            883.0               600.0
Retail accounts.........................             80.0                   -
                                                     ----                ----
     Total..............................         $2,693.2            $2,296.0
                                                 ========            ========


         The Corporation has three wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC") and Truck Retail Account Corporation ("TRAC"), which have a limited purpose of purchasing retail, wholesale and account receivables, respectively, and transferring an undivided ownership interest in such receivables to investors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

4. FINANCE RECEIVABLES (continued)


         During fiscal 2000, in two separate sales, the Corporation sold a total of $1,008 of retail notes, net of unearned finance income, through NFRRC. The Corporation sold $533.3 of retail notes in November 1999 to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution and $475.0 of retail notes in March 2000 to an owner trust which, in turn, sold notes to investors. Aggregate gains of $2.5 were recognized on the sales. As of October 31, 2000, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $1,782.6.

         At October 31, 2000, NFSC has in place a revolving wholesale note trust that provides for the funding of $883.0 of eligible wholesale notes. During fiscal 2000, NFSC issued a $212.0 tranche of investor certificates which mature in June 2005 and NFSC sold variable funding certificates with an initial balance of $300.0, to a conduit sponsored by a major financial institution. The maximum funding capacity of the variable funding certificates was reduced to $200 million in July 2000. As of October 31, 2000 the trust is comprised of three $200.0 tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 tranche of investor certificates maturing in 2005 and variable funding certificates with a balance of $125.0 which mature in 2001.

         TRAC has in place a revolving retail account conduit that provides for the funding of $100.0 of eligible retail accounts. As of October 31, 2000 the Corporation has utilized $80.0 of this facility. The facility expires in 2001.

         NFRRC, NFSC and TRAC have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to the Corporation or affiliated companies. The terms of receivable sales generally require the Corporation to maintain cash reserves with the trusts and conduits as credit enhancement. The use of cash reserves held by the trusts and conduits is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at October 31, 2000 was $329.8; however, management believes the recorded reserves for losses are adequate.

         The following is a summary of amounts included in Amounts Due from Sales of Receivables as of October 31:

                                                              2000         1999
--------------------------------------------------------------------------------

Cash held and invested by trusts............................$136.6       $111.6
Subordinated retained interests in wholesale receivables.... 142.5         96.8
Subordinated retained interests in retail receivables.......  50.6         41.4
Interest only receivables...................................   0.1          7.5
Allowance for credit losses................................. (13.3)       (12.8)
                                                            ------       ------
     Total..................................................$316.5       $244.5
                                                            ======       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

5. INVESTMENT IN OPERATING LEASES

         Operating leases at year-end were as follows:

                                                             2000         1999

Investment in operating leases:
   Vehicles and other equipment, at cost....................$409.7       $353.7
   Less:  Accumulated depreciation..........................(118.6)       (87.0)
                                                            ------       ------
      Net investment in operating leases....................$291.1       $266.7
                                                            ======       ======


         Future minimum rentals on operating leases are as follows: 2001, $84.5; 2002, $71.6; 2003, $57.8; 2004, $40.0; 2005, $16.9; and $6.7 thereafter. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.

6. ALLOWANCE FOR LOSSES

         The allowance for losses on receivables is summarized as follows:

                                                         2000      1999     1998
--------------------------------------------------------------------------------
Total allowance for losses at beginning of year........ $26.2     $25.4    $24.5
Provision for losses...................................  12.1       6.2      0.8
Net (losses) recoveries (charged)
     credited to allowance............................. (12.1)     (5.4)     0.1
                                                       ------     ------    ----
         Total allowance for losses at end of year..... $26.2     $26.2    $25.4
                                                        =====     =====    =====

Allowance pertaining to:
     Owned notes....................................... $12.9     $13.4    $12.8
     Sold notes........................................  13.3      12.8     12.6
                                                        -----     -----    -----
         Total......................................... $26.2     $26.2    $25.4
                                                        =====     =====    =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

7. TAXES ON INCOME

         Taxes on income are summarized as follows:

                                                         2000      1999     1998
--------------------------------------------------------------------------------
Current:
     Federal........................................... $26.9     $30.6    $24.7
     State and local...................................   4.5       4.9      3.3
                                                        -----     -----    -----
         Total current.................................  31.4      35.5     28.0

Deferred (primarily Federal)...........................  (2.2)      3.4      4.3
                                                        -----     -----     ----
         Sub-total.....................................  29.2      38.9     32.3
                                                        -----     -----    -----
Less amount from Discontinued Operations                 (6.3)      1.8      2.0
                                                        -----     -----    -----
         Total......................................... $35.5     $37.1    $30.3
                                                        =====     =====    =====

         The effective tax rate of approximately 38% in each of the three years ended October 31, 2000 differs from the statutory United States Federal tax rate of 35% primarily because of state and local income taxes. The net deferred tax liability from continuing operations is included in other liabilities on the Statements of Financial Condition. Net deferred tax assets of $1.6 and $1.9 at October 31, 2000 and 1999, respectively, are included in net assets from discontinued operations on the Statements of Consolidated Financial Condition. Deferred tax assets and liabilities at October 31 comprised the following:

                                                             2000           1999
--------------------------------------------------------------------------------
Deferred tax assets:
     Other postretirement benefits.....................    $ 3.6           $ 3.1
     Loss on disposal of discontinued operations.......      6.4               -
     Unrealized losses on marketable securities........        -             0.4
                                                           -----           -----
         Total deferred tax assets.....................     10.0             3.5
Deferred tax liabilities:
     Depreciation and other............................     13.8             9.2
     Unrealized gains on marketable securities.........      0.3               -
                                                           -----           -----
         Total deferred tax liabilities................     14.1             9.2
                                                           -----           -----
         Net deferred tax liabilities..................    $ 4.1           $ 5.7
                                                           =====           =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

8. SHORT-TERM DEBT

         Commercial paper is issued by the Corporation with varying terms. The Corporation also has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these agreements. Unused commitments under the Corporation's bank revolving credit facility are used as backup for outstanding short-term borrowings. See also Note 9 to the Consolidated Financial Statements.

         Information regarding short-term debt is as follows:

                                                        2000      1999      1998
--------------------------------------------------------------------------------
Aggregate obligations outstanding:
     Daily average..................................... $ 2.6    $16.6    $106.1
     Maximum month-end balance.........................  25.0     50.8     148.8
     At October 31.....................................   -       34.5      21.8

Weighted average interest rate:

     On average daily borrowing........................  5.9%     5.7%      6.1%
     At October 31.....................................  N/A      5.7%      6.1%


9. SENIOR AND SUBORDINATED DEBT

         Senior and subordinated debt outstanding at October 31 is summarized as follows:

                                                           2000            1999
--------------------------------------------------------------------------------

Bank revolving credit facility, at variable
     rates, due March 2001............................. $ 895.0         $ 840.0

Funding under asset-backed commercial
     paper program ("ABCP"), at variable
     rates, terminated October 2000....................       -           412.7

Funding under revolving retail warehouse facility,
     at variable rates, due October 2005...............   500.0               -

Capital lease obligations, 4.11% to 6.71%,
     due serially through 2007.........................   379.0           323.1

Senior Subordinated Notes, 9%, due June 2002...........   100.0           100.0
                                                          ------          -----
              Total senior and subordinated debt....... $1,874.0       $1,675.8
                                                        ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

9. SENIOR AND SUBORDINATED DEBT (continued)


         The weighted average interest rate on total debt, including short-term debt and the effect of discounts and related amortization, was 6.4% in 2000, 5.6% in 1999 and 6.4% in 1998. The aggregate annual maturities and required payments of senior and subordinated debt are as follows:

       Fiscal year ended October 31

       2001..............................................$1,004.1
       2002..............................................   197.8
       2003..............................................    98.5
       2004..............................................    50.3
       2005..............................................   521.5
       2006 and thereafter...............................     1.8
                                                         --------
          Total..........................................$1,874.0
                                                         ========


         On October 16, 2000 Truck Retail Instalment Paper Corporation ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, terminated the previously existing $400 Asset-Backed Commercial Paper facility and issued $475 of a senior class AAA rated and $25 of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and retail leases, other than fair market value leases.

         At October 31, 2000, the Corporation had a $925 contractually committed bank revolving credit facility. Subsequent to October 31, 2000, the Corporation renegotiated its revolving credit agreement. The new agreement provides for aggregate borrowings of $820 and will mature in November 2005. Under the new revolving credit agreement, Navistar's three Mexican finance subsidiaries will be permitted to borrow up to $100 in the aggregate, which will be guaranteed by the Corporation.

         Available funding under the bank revolving credit facility and the revolving retail warehouse facility was $30. When combined with unrestricted cash and cash equivalents, $72 was available to fund the general business purposes of the Corporation at October 31, 2000. Under the terms of the bank revolving credit facility, the Corporation is required to maintain tangible net worth at a minimum of $175 and a debt to tangible net worth ratio of no greater than 7 to 1. The bank revolving credit agreement grants security interests in substantially all of the Corporation's assets to the Corporation's debt holders. Compensating cash balances are not required under the bank revolving credit facility. Facility fees are paid quarterly regardless of usage.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

9. SENIOR AND SUBORDINATED DEBT (continued)


         During fiscal 2000 and 1999, the Corporation entered into sale/leaseback agreements involving vehicles subject to retail finance and operating leases with end users. The balances are classified under senior and subordinated debt as capital lease obligations. In connection with the sale and leaseback of certain of its leasing portfolio assets, the Corporation and its subsidiary, Harco Leasing, Inc. ("HLC"), have established Navistar Leasing Company ("NLC"), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by the Corporation. The assets of NLC have been and will continue to be allocated into various beneficial interests issued by NLC. HLC owns one such beneficial interest in NLC and HLC has transferred other beneficial interests issued by NLC to purchasers under sale/leaseback agreements. Neither the beneficial interests held by purchasers under sale/leaseback agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to HLC, the Corporation or its creditors.



10. POSTRETIREMENT BENEFITS

         The Corporation provides postretirement benefits to a substantial number of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents.

         Generally, the pension plans are non-contributory. The Corporation's policy is to fund its pension plans in accordance with applicable United States government regulations. At October 31, 2000, all legal funding requirements had been met.

Postretirement Expense

         Net periodic benefit cost included in the Statements of Consolidated Income is composed of the following:

                                    Pension Benefits          Other Benefits

                                ------------------------  ----------------------
                                  2000    1999     1998   2000    1999     1998
--------------------------------------------------------  ----------------------

Service cost for benefits
     earned during the period...$ 0.7   $ 0.7    $ 1.0    $0.4   $ 0.3    $ 0.4
Interest cost on obligation.....  3.7     3.4      3.1     1.2     1.0      0.8
Net amortization costs and other  0.1     0.2      0.1       -     0.1        -
Less expected return on assets.. (5.2)   (5.0)    (4.7)   (0.9)   (0.7)    (0.7)
                                 -----   -----    -----   ----    -----    -----
Net postretirement

     (income) expense           $(0.7)  $(0.7)   $(0.5)   $0.7   $ 0.7    $ 0.5
                                =====   =====    =====    ====   =====    =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

10. POSTRETIREMENT BENEFITS (continued)


Postretirement Expense (continued)

         "Amortization costs" include amortization of cumulative gains and losses over the expected remaining service life of employees and amortization of the initial transition liability over 15 years and amortization of plan amendments. Plan amendments are recognized over the remaining service life of employees.

         The funded status of the Corporation's plans as of October 31, 2000 and 1999 and a reconciliation with amounts recognized in the Statements of Consolidated Financial Condition are as follows:

                                           Pension Benefits                   Other Benefits

                                         2000         1999                  2000         1999
--------------------------------------------------------------------------------------------------
Change in benefit obligation
----------------------------
Benefit obligation at beginning
   of year                               $48.5        $51.5                 $14.9        $14.0
Service cost                               0.7          0.7                   0.4          0.3
Interest on obligation..............       3.7          3.4                   1.2          1.0
Curtailment                                0.2            -                   1.0            -
Actuarial net loss (gain)...........       0.1         (4.4)                  4.0            -
Benefits paid                             (2.9)        (2.7)                 (0.5)        (0.4)
                                         -----        -----                 -----        -----
Benefit obligation at end of year...     $50.3        $48.5                 $21.0        $14.9
                                         =====        =====                 =====        =====

Change in plan asset
Fair value of plan assets at
   beginning of year................     $53.9        $53.0                 $ 7.8        $ 6.7
Actual return on plan assets........       4.9          3.4                   0.2          1.1
Employer contribution...............         -            -                   0.3          0.3
Benefits paid                             (2.6)        (2.5)                 (0.3)        (0.3)
                                         -----        -----                 ------       -----
Fair value of plan assets at
   year-end                              $56.2        $53.9                 $ 8.0        $ 7.8
                                         =====        =====                 =====        =====
Funded status                            $ 5.9        $ 5.4                $(13.0)       $(7.0)
Unrecognized actuarial net

   (gain) loss......................      (3.9)        (4.0)                  6.7          2.2
Unrecognized transition amount......       0.1          0.1                     -            -
Unrecognized prior service cost.....       0.6          0.4                     -            -
                                         -----        -----                  -----        -----
Net amount recognized...............     $ 2.7        $ 1.9                 $(6.3)       $(4.8)
                                         =====        =====                  =====        =====

Amounts recognized in the
   Statements of Consolidated
   Financial Condition
   consists of:

      Prepaid benefit cost..........     $ 4.6        $ 3.5                  $  -         $  -
      Accrued benefit liability.....      (4.3)        (3.5)                 (6.3)        (4.8)
      Intangible asset..............         -            -                     -            -
      Accumulated reduction in
         shareowner's equity........       2.4          1.9                     -            -
                                         -----        -----                  -----        -----
            Net amount recognized...     $ 2.7        $ 1.9                 $(6.3)       $(4.8)
                                         =====        =====                  =====        =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

10. POSTRETIREMENT BENEFITS (continued)

Postretirement Expense (continued)

         The accumulated reduction in shareowner's equity is recorded in the Statements of Consolidated Financial Condition net of deferred income taxes of $0.9 at October 31, 2000.

         The sale of Harco resulted in a curtailment loss of approximately $1.2, which is recorded as a part of the loss on disposal of discontinued operations in the Statements of Consolidated Income.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4.1, $4.1, and $0.0, respectively, as of October 31, 2000, and $3.5, $3.5, and $0.0, respectively, as of October 31, 1999.

         The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                            Pension Benefits                     Other Benefits


                                        2000       1999      1998           2000      1999         1998

Discount rate used to determine
   present value of benefit
   obligation at year-end.............. 8.0%       7.8%       6.7%           8.2%      8.0%        7.1%
Expected long-term rate of
   return on plan asset for
   the year                             9.8%       9.6%       9.6%          11.0%     10.8%       10.8%
Expected rate of increase in
   future compensation levels.......... 3.5%       3.5%       3.5%           N/A       N/A         N/A


         For 2000, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 10.3%. The rate is projected to decrease to 5.0% by the year 2006 and remain at that level each year thereafter. The effect of changing the health care cost trend rate is as follows:

                                                 1-Percentage-    1-Percentage-
                                                 Point Increase   Point Decrease
--------------------------------------------------------------------------------

 Effect on total of service and interest cost
    components..................................      $0.4            $(0.3)
 Effect on postretirement benefit obligation....       3.2             (2.6)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

11. LEASES

         The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. At October 31, 2000, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

       Year Ended October 31,

       2001.................................................$ 1.6
       2002.................................................  1.3
       2003.................................................  1.3
       2004.................................................  1.3
       2005.................................................  1.2
       Thereafter...........................................  1.0
                                                            -----
       Total................................................ $7.7
                                                             ====


12. SHAREOWNER'S EQUITY

         The number of authorized shares of capital stock as of October 31, 2000 and 1999, was 2,000,000 of which 1,600,000 shares were issued and outstanding. All of the issued and outstanding capital stock is owned by International and no shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

         The components of accumulated other comprehensive income (loss), net of taxes, are as follows:



                                                     Net Unrealized       Minimum      Accumulated Other
                                                     Gains (Losses)       Pension        Comprehensive
                                                     On Securities       Liability       Income (Loss)
------------------------------------------------------------------------------------------------------------

Balance at October 31, 1997..........................   $ 3.7              $   -              $ 3.7
     Change in 1998..................................    (1.2)              (1.0)              (2.2)
                                                         -----              -----              -----
Balance at October 31, 1998..........................     2.5               (1.0)               1.5
     Change in 1999..................................    (3.2)              (0.2)              (3.4)
                                                         -----              -----              -----
Balance at October 31, 1999..........................    (0.7)              (1.2)              (1.9)
     Change in 2000..................................     -                 (0.3)              (0.3)
     Reclass to loss on disposal of
         Discontinued Operations.....................     0.7                  -                0.7
                                                         ----              -----              -----
Balance at October 31, 2000..........................    $0.0              $(1.5)             $(1.5)
                                                         ====               =====              =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

13. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

         The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                                     2000                        1999
                                              Carrying      Fair         Carrying       Fair
                                                Value       Value          Value        Value
----------------------------------------------------------------------------------------------
Financial assets:
     Finance receivables:
         Retail notes....................... $ 1,050.5    $ 1,036.6       $  851.9    $  858.6
         Wholesale notes and accounts.......     404.8        404.8        1,036.2     1,036.2
     Amounts due from sales of
         Receivables........................     316.5        311.8          244.5       242.5

Financial liabilities:
     Senior and subordinated debt,
         excluding capital lease
         obligations........................   1,495.0      1,494.9        1,352.7     1,353.7

         The carrying amount of cash and cash equivalents approximates fair value.

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

13. FINANCIAL INSTRUMENTS (continued)


Derivatives Held or Issued for Purposes Other Than Trading

         The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps and interest rate caps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation's counter-party credit exposure is limited to the fair value of contracts with a positive fair value at the reporting date. At October 31, 2000, the Corporation's derivative financial instruments had a negative net fair value. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

         The Corporation enters into derivative financial instruments to manage its exposure to fluctuations in the fair value of retail notes anticipated to be sold. The Corporation manages such risk by entering into forward contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly correlated with that of the Corporation's receivables. Income recognition of changes in the fair value of the derivatives is deferred until the derivative instruments are closed. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables. As of October 31, 2000, there were no such derivative financial instruments open.

         In November 1998, the Corporation sold fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, the Corporation issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, the Corporation will make payments if interest rates exceed certain levels. As of October 31, 2000 the cap had a notional amount of $224 and a fair value of $1, which is recorded in other liabilities in the Statement of Consolidated Financial Condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

13. FINANCIAL INSTRUMENTS (continued)


         In November 1999, the Corporation sold fixed rate retail receivables on a variable rate basis and entered into an amortizing interest rate swap agreement to fix the future cash flows of interest paid to lenders. In March 2000, the Corporation transferred all the rights and obligations of the swap to the bank conduit. The notional amount of the amortizing swap is based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the agreement, the Corporation will make or receive payments based on the differential between the transferred swap notional amount and the outstanding principal balance of the sold retail receivables. The net settlement is included in retail notes revenue. As of October 31, 2000 the differential between the amortizing swap notional amount and the net outstanding principal balance of the sold retail receivables was $11 and had an immaterial fair value.

         In October 2000, the Corporation entered into a $500 retail revolving facility as a method to fund retail notes and finance leases prior to the sale of receivables. Under the agreements of this facility, the Corporation sells fixed rate retail notes or finance leases to the conduit and pays investors a floating rate of interest. As required by the rating agencies, the Corporation purchased an interest rate cap to protect investors against rising interest rates. To offset the economic cost of this cap, the Corporation sold an identical interest rate cap. As of October 31, 2000 the interest rate caps each had a notional amount of $500 and a net fair value of zero.


14. LEGAL PROCEEDINGS

         The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation's management, none of these proceedings or claims are material to the business or the financial condition of the Corporation.


15. SUBSEQUENT EVENTS

         In November 2000, the Corporation sold $764.7 of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, issued securities which were sold to investors. A $4.8 gain was recognized in November 2000.

         In November 2000, the Corporation established Truck Engine Receivables Financing Corporation ("TERFCO"), a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford. The transaction provides for funding of $100 million and expires in 2006.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MILLIONS OF DOLLARS

16. QUARTERLY FINANCIAL INFORMATION  (unaudited)

                                                           2000

                                     --------- --------- --------- --------- --------
                                        1st       2nd       3rd       4th     Fiscal
                                      Quarter   Quarter   Quarter   Quarter    Year
---------------------------------------------- --------- --------- --------- --------

Results of Continuing Operations

    Revenues.........................   $75.7     $74.3     $78.0     $83.4   $311.4
    Interest expense.................    24.0      23.0      26.8      30.3    104.1
    Provision for losses

       on receivables................     1.4       2.3       3.0       5.4     12.1
Income from Continuing

    Operations.......................    16.0      14.1      14.2      12.1     56.4
Income (loss) from Discontinued

    Operations.......................     1.2       0.1         -      (0.8)     0.5
Loss on Disposal of

    Discontinued Operations..........       -         -         -     (10.5)   (10.5)
Net income...........................    17.2      14.2      14.2       0.8     46.4

                                                           1999

                                     --------- --------- --------- --------- --------
                                        1st       2nd       3rd       4th     Fiscal
                                      Quarter   Quarter   Quarter   Quarter    Year
---------------------------------------------- --------- --------- --------- --------

Results of Continuing Operations

    Revenues.........................   $68.8     $68.3     $73.9     $72.9   $283.9
    Interest expense.................    22.2      21.5      20.6      24.3     88.6
    Provision for losses
       on receivables................     1.3       1.9       1.3       1.7      6.2
Income from Continuing

    Operations.......................    14.4      13.9      16.8      14.2     59.3
Income from Discontinued
    Operations.......................     0.1       1.1       0.9       1.1      3.2
Net income...........................    14.5      15.0      17.7      15.3     62.5


                 Navistar Financial Corporation and Subsidiaries
                 Statement of Financial Reporting Responsibility



          Management of Navistar Financial Corporation and its subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's estimates and judgments.

          The accompanying financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the Corporation's financial records and related data, as well as the minutes of Directors' meetings. Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

          Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management's authorization. The system of internal controls which provides for appropriate division of responsibility is supported by written policies and procedures that are updated by management as necessary. The system is tested and evaluated regularly by the parent Company's internal auditors as well as by the independent auditors in connection with their annual audit of the financial statements. The independent auditors conduct their audit in accordance with auditing standards generally accepted in the United States of America and perform such tests of transactions and balances as they deem necessary. Management considers the recommendations of its internal auditors and independent auditors concerning the Corporation's system of internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented. Management believes that the Corporation's system of internal controls accomplishes the objectives set forth in the first sentence of this paragraph.

    John J. Bongiorno
    President and Chief Executive Officer

    Ronald D. Markle
    Vice President and Controller

                 Navistar Financial Corporation and Subsidiaries
                          Independent Auditors' Report


    Navistar Financial Corporation:

    We have audited the accompanying consolidated financial statements of Navistar Financial Corporation and its subsidiaries as of October 31, 2000 and 1999 and for each of the three years in the period ended October 31, 2000, listed in Item 8. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar Financial Corporation and its subsidiaries as of October 31, 2000 and 1999 and the results of their operations and their cash flow for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    /s/DELOITTE & TOUCHE LLP
       Deloitte & Touche LLP
       December 11, 2000
       Chicago, Illinois

                          SUPPLEMENTARY FINANCIAL DATA

                Five Year Summary of Financial and Operating Data

                           Dollar amounts in millions

                                              2000          1999           1998           1997           1996
----------------------------------------------------------------------------------------------------------------
Results of Continuing
 Operations:

     Revenues...........................   $  311.4      $  283.9       $  234.3       $  193.5       $  201.6
     Net income ........................       56.4          59.3           48.9           41.8           45.3
     Dividends paid ....................       22.7          60.3           57.0           40.0           26.0

     Percent of net income to
         average shareowner's

         Equity.........................      18.9%         21.0%          17.1%          14.7%          16.6%

 Financial Data:

     Finance receivables, net ..........   $1,666.1      $2,062.5       $1,510.9       $1,211.2       $1,193.6
     Total assets ......................    2,518.9       2,769.9        2,127.8        1,719.4        1,685.0

     Total debt ........................    1,874.0       1,710.3        1,633.0        1,223.7        1,305.8
     Shareowner's equity ...............      304.4         280.3          281.5          287.8          279.7

     Debt to equity ratio ..............      6.2:1         6.1:1          5.8:1          4.3:1          4.7:1
     Senior debt to capital
         funds ratio....................      4.4:1         4.2:1          3.1:1          2.1:1          3.2:1


 Number of employees at
     October 31.........................        291           307            300            270            264


Results of Discontinued
 Operations:

     Revenues...........................    $  55.9       $  44.2        $  41.6        $  41.4        $  51.2
     Net income ........................        0.5           3.2            4.0            3.9            4.1

 Number of employees at
     October 31.........................         94            92             94             88             88

Gross Finance Receivables and Leases Acquired

($ Millions)                                  2000          1999          1998            1997           1996
--------------------------------------------------------------------------------------------------------------

Wholesale notes..........................   4,119.3      $4,188.5       $3,812.8       $2,772.8       $2,705.8

Retail notes and leases:
     New                                    1,561.4       1,519.7        1,358.0          976.2        1,064.1
     Used ...............................     268.6         286.4          309.2          270.3          281.7
                                           --------      --------       --------       --------       --------
         Total...........................   1,830.0       1,806.1        1,667.2        1,246.5        1,345.8
                                           --------      --------       --------       --------       --------

     Total ..............................  $5,949.3      $5,994.6       $5,480.0       $4,019.3       $4,051.6
                                           ========      ========       ========       ========       ========




Serviced (including sold notes) Retail Notes and
Leases With Installments Past Due Over 60 Days


At October 31 ($ Millions)                   2000            1999          1998           1997          1996
--------------------------------------------------------------------------------------------------------------
Original amount of notes
     and leases..........................   $ 91.7          $ 40.4        $ 33.6         $ 31.8        $ 14.0
Balance of notes and leases..............     46.3            17.9          16.5           16.2           8.0
Balance as a percent of
     total outstanding...................     1.26%           0.53%         0.57%          0.64%         0.32%




Retail Note and Lease Repossessions (including sold notes)

                                             2000            1999           1998           1997           1996
----------------------------------------------------------------------------------------------------------------
Retail note and lease
     repossessions acquired as
     a percentage of average
     serviced retail note and
     lease balances......................     2.80%           1.82%         2.26%          2.69%         3.08%


Credit Loss Experience on Serviced (including sold notes) Receivables

($ Millions)                                 2000           1999          1998         1997         1996
---------------------------------------------------------------------------------------------------------
Net losses (recoveries):
     Retail notes and leases ............     $12.2         $5.5          $ .2         $2.2         $5.1
     Wholesale notes ....................         -          (.2)          (.3)         (.2)         (.2)
     Accounts                                   (.1)          .1             -            -            -
                                               -----        ----           ----        ----         ----
         Total ..........................     $12.1         $5.4          $(.1)        $2.0         $4.9
                                              =====         ====           ====        ====         ====


Percent net losses (recoveries) to liquidations:

     Retail notes and leases ............     .82%         .41%          .02%         .18%          .48%
     Wholesale notes ....................       -            -          (.01)        (.01)         (.01)
         Total ..........................     .21%         .10%            -          .05%          .13%


Percent  net  losses   (recoveries)   to  related   average  gross   receivables
   outstanding:

     Retail notes and leases ............     .36%         .18%          .01%         .09%          .22%
     Wholesale notes ....................    (.02)        (.02)         (.04)        (.02)         (.02)
     Accounts                                (.02)         .02             -            -             -
         Total ..........................     .30%         .12%            -          .06%          .14%


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


    Exhibits, Including Those Incorporated By Reference

          See Index to Exhibits.


    Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended October 31, 2000.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NAVISTAR FINANCIAL CORPORATION
                                  (Registrant)




    By:   /s/Ronald D. Markle                                  December 19, 2000
          -------------------------------
               Ronald D. Markle
               Vice President and Controller
               (Principal Accounting Officer)

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                POWER OF ATTORNEY

      Each person whose signature appears below does hereby make, constitute and appoint John J. Bongiorno, Ronald D. Markle and Steven K. Covey and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                       Title                          Date

/s/JOHN J. BONGIORNO       President and Chief Executive       December 19, 2000
--------------------       Officer; Director
                           (Principal Executive Officer)
   John J. Bongiorno

/s/R. WAYNE CAIN           Vice President and Treasurer;       December 19, 2000
--------------------       Director
                           (Principal Financial Officer)
   R. Wayne Cain

/s/RONALD D. MARKLE        Vice President and Controller;      December 19, 2000
-----------------------    Director
                           (Principal Accounting Officer)
   Ronald D. Markle

/s/PHYLLIS E. COCHRAN      Vice President Operations;          December 19, 2000
----------------------     Director
   Phyllis E. Cochran


/s/JOHN R. HORNE           Director                            December 19, 2000
--------------------
   John R. Horne

/s/THOMAS M. HOUGH        Director                             December 19, 2000
--------------------
   Thomas M. Hough

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                             SIGNATURES (Continued)

       Signature                     Title                        Date

/s/ROBERT C. LANNERT                 Director               December 19, 2000
-----------------------
   Robert C. Lannert

/s/MARK SCHWETSCHENAU                Director               December 19, 2000
-------------------------
   Mark Schwetschenau

/s/THOMAS D. SILVER                  Director               December 19, 2000
-----------------------
   Thomas D. Silver

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

      The following documents of Navistar Financial Corporation are incorporated herein by reference:

3.1 Restated Certificate of Incorporation of Navistar Financial Corporation (as amended and in effect on December 15, 1987). Filed on Form 8-K dated December 17, 1987. Commission File No. 1-4146-l.

3.2  The By-Laws of Navistar  Financial  Corporation  (as amended  February  29,
     1988). Filed on Form 10-K dated January 19, 1989. Commission File No. 1-4146-1.

4.1 Indenture dated as of May 30, 1997 by and between the Corporation and The Fuji Bank and Trust Company, as Trustee, for 9% Senior Subordinated Notes due 2002 for $100,000,000. Filed on Registration No. 333-30167.

10.1 Master Inter-company Agreement dated as of April 26, 1993, between the Corporation and International. Filed on Form 8-K dated April 30, 1993. Commission File No. 1-4146-1.

10.2 Inter-company Purchase Agreement dated as of April 26, 1993, between the Corporation and Truck Retail Instalment Paper Corp. Filed on Form 8-K dated April 30, 1993. Commission File No. 1-4146-1.

10.3 Amended and Restated Credit Agreement dated as of November 4, 1994, among the Corporation, certain banks, certain Co-Arranger banks, and Morgan Guaranty Trust Company of New York, as Administrative Agent. Filed on Form 8-K dated November 4, 1994. Commission File No. 1-4146-1.

10.4 Servicing Agreement dated as of November 7, 1994, between the Corporation, as Servicer, and Truck Retail Instalment Paper Corp. Filed on Form 8-K dated November 4, 1994. Commission File No. 1-4146-1.


10.5 Retail Receivables Purchase Agreement dated as of November 7, 1994, between Truck Retail Instalment Paper Corp. and the Corporation. Filed on Form 8-K dated November 4, 1994. Commission File No. 1-4146-1.

10.6 Lease Receivables Purchase Agreement dated as of November 7, 1994, between Truck Retail Instalment Paper Corp. and Navistar Leasing Corporation. Filed on Form 8-K dated November 4, 1994. Commission File No. 1-4146-1.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.7 Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, The Chase Manhattan Bank (survivor in the merger between The Chase Manhattan Bank and Chemical Bank which was the survivor in the merger between Chemical Bank and Manufacturers Hanover Trust Company), as 1990 Trust Trustee, and The Bank of New York, as Master Trust Trustee. Filed on Registration No. 33-87374.

10.8 Series 1995-1 Supplement to the Pooling and Servicing Agreement dated as of June 8, 1995, among the Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust Trustee on behalf of the Series 1995-1 Certificateholders. Filed on Registration No. 33-87374.

10.9 Purchase Agreement dated as of June 8, 1995, between the Corporation and Navistar Financial Securities Corporation, as Purchaser, with respect to the Dealer Note Master Trust. Filed on Registration No. 33-87374.

10.10Amendment  No. 2 dated as of March 29,  1996,  to the Amended and  Restated
     Credit Agreement dated as of November 4, 1994, as amended by Amendment No. 1 dated as of December 15, 1995, among the Corporation, certain banks, certain Co-Arranger banks, and Morgan Guaranty Trust Company of New York, as Administrative Agent filed on Form 8-K dated June 5, 1996. Commission File No. 1-4146-1.

10.11Purchase Agreement dated as of May 30, 1996, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

10.12Pooling  and  Servicing  Agreement  dated  as of May 30,  1996,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1996-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.13Trust  Agreement  dated  as of May 30,  1996,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.14Indenture  dated as of May 30,  1996,  between  Navistar  Financial  1996-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

10.15Purchase Agreement dated as of November 6, 1996, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.16Pooling and  Servicing  Agreement  dated as of November 6, 1996,  among the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1996-B Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.17Trust Agreement dated as of November 6, 1996,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.18Indenture dated as of November 6, 1996,  between Navistar  Financial 1996-B
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.19Purchase Agreement dated as of May 7, 1997, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.20Pooling and Servicing Agreement dated as of May 7, 1997, among the Corporation as Servicer, Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.21Trust Agreement dated as of May 7, 1997,  between Navistar Financial Retail
     Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

10.22Indenture dated as of May 7, 1997,  between Navistar Financial 1997-A Owner
     Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.23Amendment  No. 3 dated as of May 27,  1997,  to the  Amended  and  Restated
     Credit Agreement dated as of November 4, 1994, as amended by Amendment No. 1 dated as of December 15, 1995 and Amendment No. 2 dated as of March 29, 1996, among the Corporation, certain banks, certain Co-Arranger banks, and Morgan Guaranty Trust Company of New York, as Administrative Agent filed on Form 8-K dated June 17, 1997. Commission File No. 1-4146-1.

10.24Series 1997-1  Supplement to the Pooling and Servicing  Agreement  dated as of August 19, 1997, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust Trustee on behalf of the Series 1997-1 Certificateholders. Filed on Registration No. 333-30737.

10.25Purchase Agreement dated as of November 5, 1997, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.26Pooling and  Servicing  Agreement  dated as of November 5, 1997,  among the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.27Trust Agreement dated as of November 5, 1997,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.28Indenture dated as of November 5, 1997,  between Navistar  Financial 1997-B
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.29Series 1998-1  Supplement to the Pooling and Servicing  Agreement  dated as of July 17, 1997, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust Trustee on behalf of the Series 1998-1 Certificateholders. Filed on Registration No. 333-30737.

10.30Purchase Agreement dated as of June 4, 1998, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.31Pooling  and  Servicing  Agreement  dated  as of June 4,  1998,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.32Trust  Agreement  dated  as of June 4,  1998,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

10.33Indenture  dated as of June 4,  1998,  between  Navistar  Financial  1998-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

10.34Purchase Agreement dated as of November 13, 1998, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1998-B Multi-seller Asset-backed Commercial Paper Conduit, as Issuer. Filed on Form 8-K dated December 18, 1998. Commission File No. 33-64249.

10.35Transfer  and  Administration  Agreement  dated as of  November  13,  1998, between  the  Corporation,  as  Servicer,  and  Navistar  Financial  Retail
     Receivables   Corporation,   as   Transferor,   Park   Avenue   Receivables
     Corporation, as Purchaser, and The Chase Manhattan Bank, as Funding Agent and APA Bank. Filed on Form 8-K dated December 18, 1998. Commission File No. 33-64249.

10.36Purchase Agreement dated as of June 3, 1999, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.37Pooling  and  Servicing  Agreement  dated  as of June 3,  1999,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.38Trust  Agreement  dated  as of June 3,  1999,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

10.39Indenture  dated as of June 3,  1999,  between  Navistar  Financial  1999-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.40Receivable  Purchase  Agreement  dated as of  November  12,  1999,  between
     Navistar Financial Retail Receivables Corporation, as Seller, the Corporation, as Servicer, and, Falcon Asset Securitization Corporation and International Securitization Corporation, as investors, and Bank One NA as agent and as Securities Intermediary, with respect to Navistar Financial 1999-B Multi-seller Asset-backed Commercial Paper Conduit. Filed on Registration No. 333-62445.

10.41Receivable Sale dated as of November 12, 1999, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1999-B Multi-seller Asset-backed Commercial Paper Conduit, as Issuer. Filed on Registration No. 333-62445.

10.42Purchase Agreement dated as of March 9, 2000, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.43Pooling  and  Servicing  Agreement  dated as of March 9,  2000,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.44Trust  Agreement  dated as of March 9,  2000,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

10.45Indenture  dated as of March 9, 2000,  between  Navistar  Financial  2000-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

10.46Series 2000-1  Supplement to the Pooling and Servicing  Agreement  dated as of July 13, 2000, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust Trustee on behalf of the Series 2000-1 Certificateholders. Filed on Registration No. 333-32960.

10.47Purchase Agreement dated as of November 1, 2000, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2000-B Owner Trust, as Issuer. Filed on Registration No. 333-62445.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                INDEX TO EXHIBITS

10.48Pooling and  Servicing  Agreement  dated as of November 1, 2000,  among the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2000-B Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.49Trust Agreement dated as of November 1, 2000,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2000-B Owner Trust. Filed on Registration No. 333-62445.

10.50Indenture dated as of November 1, 2000,  between Navistar  Financial 2000-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2000-B Owner Trust. Filed on Registration No. 333-62445.

27.1 Financial Data Schedule for Article 5 of Regulation S-X, Item 601(c) for the year ended October 31, 2000.