Form 10-Q
period 2001-01-31
NAVISTAR FINANCIAL CORP
filed 2001-03-15
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                      ----
                                   ----------
                         Commission File Number 1-4146-1
                                   ----------

                         NAVISTAR FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                             36-2472404
-------------------------------           ----------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


2850 West Golf Road Rolling Meadows, Illinois                60008
---------------------------------------------               -------
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

                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2001, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                       Page

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

      Statements of Consolidated Income and Retained Earnings --
        Three Months Ended January 31, 2001 and 2000. . . . . . . . . .  2

      Statements  of  Consolidated  Financial  Condition  -- January  31,  2001;
        October 31, 2000; and January 31, 2000. . . . . . . . . . . . .  3

      Statements of Consolidated Cash Flow --
        Three Months Ended January 31, 2001 and 2000. . . . . . . . . .  4

      Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

   Item 2.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . .  9


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 13

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Index of Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . E-1

                         PART I - FINANCIAL INFORMATION

      Item 1.   Financial Statements

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
       -------------------------------------------------------------------
                              (Millions of dollars)

                                                    Three Months Ended
                                                        January 31
                                               ------------------------------
                                                      2001          2000
                                                      ---- -        ----
Revenue

    Retail note financing................           $ 21.7         $ 16.4
    Lease financing......................             25.8           22.2
    Wholesale notes......................             13.2           19.0
    Accounts.............................              8.7           11.3
    Servicing fee income.................              8.2            6.8
    Marketable securities................              7.7            0.5
                                                    ------         ------
           Total.........................             85.3           76.2
                                                    ------         ------

Expense
    Cost of borrowing:

        Interest expense.......................       30.0           24.0
        Other..................................        1.7            1.5
                                                    ------         ------
           Total...............................       31.7           25.5

    Credit, collection and administrative......       10.9           10.9
    Provision for losses on receivables........        6.5            1.4
    Depreciation expense and other.............       15.4           12.9
                                                    ------         ------
           Total...............................       64.5           50.7
                                                    ------         ------

Income Before Taxes............................       20.8           25.5

Taxes on Income................................        8.0            9.5
                                                    ------         ------

Income from Continuing Operations..............       12.8           16.0

Income from Discontinued Operations,

     (net of tax of $0.0 and $(0.7) )..........          -            1.2
                                                     ------        ------

Net Income.....................................       12.8           17.2

Retained Earnings

    Beginning of period........................      134.9          111.2

    Dividends paid.............................          -           (7.0)
                                                     ------        ------

    End of period..............................     $147.7         $121.4
                                                    ======         ======



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
           ----------------------------------------------------------
                              (Millions of dollars)

                                                     January 31           October 31           January 31
                                                        2001                 2000                 2000
                                                   ----------------     ----------------    -----------------
                                ASSETS

Cash and Cash Equivalents.........................      $   81.8             $   41.6            $   60.3

Finance Receivables

    Retail note financing.........................         323.8              1,050.5               546.0
    Lease financing...............................         222.4                223.7               192.8
    Wholesale notes...............................          58.4                 82.3               223.0
    Accounts......................................         217.1                322.5               528.1
                                                        --------             --------            --------
                                                           821.7              1,679.0             1,489.9
    Allowance for losses..........................          (8.8)               (12.9)              (11.1)
                                                        --------             --------            --------
        Finance Receivables, Net..................         812.9              1,666.1             1,478.8

Amounts Due from Sales of Receivables.............         356.8                316.5               328.4
Net Investment in Operating Leases................         308.7                291.1               267.1
Repossessions.....................................          55.2                 42.4                24.7
Restricted Marketable Securities..................         394.9                 85.2                35.3
Other Assets......................................          26.7                 27.2                22.1
Net Assets of Discontinued Operations.............          48.8                 48.8                60.1
                                                        --------              -------            --------
Total Assets......................................      $2,085.8             $2,518.9            $2,276.8
                                                        ========             ========            ========

                  LIABILITIES AND SHAREOWNER'S EQUITY

Short-Term Debt..................................       $     -              $     -             $   25.0
Net Accounts Payable to Affiliates...............           15.2                266.4               204.6
Other Liabilities................................           58.1                 50.0                53.8
Senior and Subordinated Debt.....................        1,671.6              1,874.0             1,680.3
Dealers' Reserves................................           23.7                 24.1                24.4

Shareowner's Equity

    Capital stock (Par value $1.00, 1,600,000
        shares issued and outstanding)
        and paid-in capital......................          171.0                171.0               171.0
    Retained earnings............................          147.7                134.9               121.4
Accumulated other comprehensive loss.............           (1.5)                (1.5)               (3.7)
                                                        --------             --------            --------
        Total....................................          317.2                304.4               288.7
                                                        --------             --------            --------
Total Liabilities and Shareowner's Equity........       $2,085.8             $2,518.9            $2,276.8
                                                        ========             ========            ========



See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                ------------------------------------------------
                              (Millions of dollars)

                                                                               Three Months Ended
                                                                                   January 31

                                                                        ---------------------------------
                                                                            2001               2000
                                                                        -------------      --------------
Cash Flow From Continuing Operations

    Net income...................................................       $  12.8            $  17.2
    Adjustments to reconcile net income to cash
        used by operations:
        Gains on sales of receivables............................          (9.2)              (2.2)
        Depreciation and amortization............................          16.0               13.4
        Provision for losses on receivables......................           6.5                1.4
        Decrease in net accounts payable to affiliates...........        (251.2)            (502.0)
        Other....................................................           6.6                2.0
                                                                        -------            -------
           Total.................................................        (218.5)            (470.2)
                                                                        -------            -------

Cash Flow From Investing Activities

    Proceeds from sold retail notes..............................         894.4              496.1
    Purchase of retail notes and lease receivables...............        (225.5)            (263.3)
    Principal collections on retail notes and
        lease receivables........................................          (0.7)              26.3
    Proceeds from sold wholesale notes...........................         (91.5)             300.0
    Acquisitions under (over) cash collections of wholesale
        notes and accounts receivable............................         123.8              (62.6)
    Proceeds from sold retail accounts receivable                         105.0                  -
    Purchase of equipment leased to others.......................         (51.4)             (18.8)
    Sale of equipment leased to others...........................          19.0                5.7
                                                                        -------            -------
        Total....................................................         773.1              483.4
                                                                        -------            -------

Cash Flow From Financing Activities

    Net decrease in short term debt..............................             -               (9.5)
    Net (decrease)increase in bank revolving credit
        facility usage...........................................        (215.0)              85.0
    Net decrease in revolving retail warehouse facility..........        (309.7)                 -
    Net decrease in asset-backed commercial paper
        facility usage...........................................             -              (79.6)
    Proceeds from long-term debt.................................          51.6               41.4
    Principal payments of long-term debt.........................         (42.2)             (23.7)
    Dividends paid to International..............................             -               (7.0)
                                                                        -------            -------
        Total....................................................        (515.3)               6.6
                                                                        -------            -------

Increase in Cash and Cash Equivalents from

   Continuing Operations.........................................          39.3               19.8
Net Cash from Discontinued Operations............................           0.9                1.5
Cash and Cash Equivalents at Beginning of Period.................          41.6               39.0
                                                                        -------            -------
Cash and Cash Equivalents at End of Period.......................       $  81.8            $  60.3
                                                                        =======            =======

Supplemental disclosure of cash flow information

    Interest paid................................................       $  34.8            $  28.2
                                                                        =======            =======
    Income taxes paid............................................       $  (3.5)           $   1.8
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

      The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation's 2000 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

      In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 2000 amounts have been reclassified to conform with the presentation used in the 2001 financial statements.

2. On November 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). In November 2000, the cumulative transition adjustment recorded upon adoption was not material.

      The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described under Footnote 13 of the 2000 Annual Report on Form 10-K.

      The Corporation is exposed to interest rate risk relating to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income or expense, the Corporation uses interest rate swap agreements, interest rate caps, and forward contracts. The Corporation also uses derivative instruments on occasion to make possible financing under sold note arrangements with third parties in asset-backed transactions. The Corporation's policy prohibits the use of derivative financial instruments for speculative purposes.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      On the date the Corporation enters into a derivative contract, management designates the derivative as either a hedging or a non-hedging instrument. Additionally, management distinguishes between fair value hedging instruments, cash flow hedging instruments, and other derivative instruments.

      The Corporation documents and accounts for derivative and hedging activities in accordance with the provisions of SFAS 133. In general, SFAS 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or
      (b) the earnings effect of the hedged forecasted transaction. Changes in the fair value of derivatives which are not designated as or which do not qualify as hedges for accounting purposes are reported in earnings.

      As of January 31, 2001, the Corporation has two interest rate swap agreements and three interest rate caps outstanding. These instruments are classified as non-hedging derivative instruments. The fair value of these derivatives as of January 31, 2001 and the change in fair value for the quarter then ended were recorded in retail note revenue and were not material.

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

3. On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), the wholly-owned insurance subsidiary. The Harco insurance segment is accounted for as a discontinued operation, and accordingly, amounts in the consolidated financial statements and notes thereto for all periods shown have been restated to reflect discontinued operations accounting.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.    Finance  receivable  balances do  not  include  receivables  sold  by  the
      Corporation  to  public  and  private  investors  with  limited   recourse
      provisions.  Outstanding  sold  receivable  balances  are  as  follows:

                                         January 31           October 31           January 31
                                            2001                 2000                 2000
                                     -----------------    ------------------    ----------------
                                                          ($ Millions)

       Retail notes..................      $2,401.4              $1,730.2             $1,986.5
       Wholesale notes...............         791.5                 883.0                900.0
       Retail accounts...............         185.0                  80.0                    -
                                           --------              --------              -------
          Total......................      $3,377.9              $2,693.2             $2,886.5
                                           ========              ========             ========


      The allowance for losses on receivables is summarized as follows:

                                         January 31          October 31           January 31
                                            2001                 2000                 2000
                                      ----------------    ------------------    ----------------
                                                              ($ Millions)
    Allowance pertaining to:
       Owned receivables. . . . . .           $ 8.8                 $12.9                $11.1
       Sold receivables . . . . . .            18.6                  13.3                 15.1
                                              -----                 -----                -----
           Total. . . . . . . . . .           $27.4                 $26.2                $26.2
                                              =====                 =====                =====


      In the first quarter of fiscal 2001, in two separate sales, the Corporation sold $965 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation, a special purpose, wholly- owned subsidiary of the Corporation. The Corporation sold $765 million of retail notes in November 2000 to an owner trust which, in turn, issued securities which were sold to investors and $200 million of retail notes in December 2000 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. Aggregate gains of $9.2 million were recognized on the sales.

      In the second quarter of fiscal 2001, the Corporation entered into a total of $50 million of forward treasury locks and $50 million of forward starting swaps. These derivative instruments will be closed in conjunction with the pricing of the anticipated May 2001 sale of retail note receivables.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      In November 2000, the Corporation established Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The transaction provides for funding of $100 million and expires in 2006. As of January 31, 2001 the Corporation has utilized $100 million of this facility.

5. On October 16, 2000 Truck Retail Instalment Paper Corporation ("TRIP"), a special purpose, wholly-owned subsidiary of the Corporation, issued $475 million of a senior class AAA rated and $25 million of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and retail leases, other than fair market value leases. The Corporation is required to maintain the revolving retail warehouse facility with collateral in the amount of $500 million. In the event that retail note balances pledged to the revolving retail warehouse facility fall below $500 million, the excess proceeds are invested in marketable securities, which are restricted and have maturities of three months or less.

      On December 8, 2000, the Corporation renegotiated its revolving credit facility and added a short-term liquidity facility. The new revolving credit facility provides for aggregate borrowings of $820 million and will mature in November 2005. Under this new revolving credit facility, Navistar's three Mexican finance subsidiaries will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by the Corporation and Navistar. The short-term liquidity facility provides for aggregate borrowings of $80 million and will mature December 7, 2001.

6.    The Corporation's total comprehensive income was as follows:

                                                   Three Months Ended January 31
                                                    2001                   2000
                                                   ------                 ------
                                                            ($ Millions)

      Net Income. . . . . . . . . . . . . . .      $12.8                  $17.2
      Changes in unrealized gains/(losses) on
        marketable securities . . . . . . . .          -                  (1.8)
                                                   -----                 -----
         Total Comprehensive Income . . . . .      $12.8                  $15.4
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

Financing Volume

In the first quarter of fiscal 2001 industry retail sales of Class 5 through 8 trucks were approximately 30% lower than 2000. The Corporation's retail financing acquisitions in fiscal 2001, including retail notes and finance and operating leases, were $277 million, 2% lower than 2000. The decrease was primarily due to a reduction in industry retail sales offset, in part, by an increase in the Corporation's finance market share of new International trucks sold in the U.S. to 16.9% in 2001 from 12.3% in fiscal 2000. Serviced retail notes and lease financing balances were $3,256 million and $2,993 million at January 31, 2001 and 2000, respectively.

The Corporation provided 96% of the wholesale financing of new trucks sold to International's dealers in the first quarter of fiscal 2001 and 2000. Serviced wholesale note balances were $991 million at January 31, 2001, a 22% decrease compared to the same period of 2000. The decrease is primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.

Results of Continuing Operations

Pretax income was $20.8 million and $25.5 million in the first quarter of fiscal 2001 and 2000, respectively. The decrease was primarily the result of higher retail losses and lower average wholesale balances offset, in part, by higher gains on sales of retail note receivables.

Retail note financing revenue was $21.7 million in the first quarter of 2001 compared to $16.4 million in 2000. The increase is primarily the result of higher gains on sales of retail note receivables. Gains on the sales of retail note receivables were $9.2 million and $2.2 million in the first quarter of fiscal 2001 and 2000, respectively.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Results of Continuing Operations (continued)

Lease financing revenue was $25.8 million in the first quarter of 2001 compared to $22.2 million in 2000. The increase is primarily the result of continued growth in lease financing.

Wholesale note revenue was $13.2 million in the first quarter of fiscal 2001 compared to $19.0 million in 2000. The decrease is primarily a result of lower average serviced wholesale balances and an increase in sold note lender interest due to higher average sold wholesale note balances.

Retail and wholesale account revenue was $8.7 million in the first quarter of 2001 compared to $11.3 million in fiscal 2000. The decrease is primarily the result of lower average serviced balances and an increase in sold receivable lender interest due to higher average sold receivable balances.

Servicing fee income was $8.2 million in the first quarter of 2001 compared to $6.8 million in 2000. The increase was primarily the result of higher average sold receivable balances.

Marketable securities revenue was $7.7 million in the first quarter of 2001 compared to $0.5 million in 2000. The increase was primarily the result of earnings on restricted marketable securities held as collateral for borrowings under the revolving retail warehouse facility.

Borrowing costs increased $6.2 million to $31.7 million during the first quarter of 2001 primarily due to the lower average outstanding accounts payable to affiliates and an increase in the Corporation's weighted average interest rate on all debt to 6.9% in first quarter of 2001 from 6.2% in 2000. The higher average interest rates are the result of the slightly higher spreads on the new revolving credit facility and the new revolving retail warehouse facility and an increase in average market interest rates.

Provision for losses on receivables totaled $6.5 million for the first quarter of 2001 compared to $1.4 million in 2000. The increase in 2001 was primarily due to an increase in repossession frequency and pricing pressure in the used truck market. The Corporation's allowance for losses as a percentage of serviced finance receivables was .59%, .54% and .55% at January 31, 2001, October 31, 2000 and January 31, 2000, respectively.

Depreciation and other expenses increased to $15.4 million in the first quarter of 2001 from $12.9 million in 2000. The increase is primarily the result of higher depreciation on a larger investment in equipment under operating leases.

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

Operations used $218.5 million in cash in the first quarter of 2001 primarily as a result of the decrease of $251.2 million in accounts payable to affiliates. To fund the cash used for operations, investing activities provided $773.1 million in cash during this period primarily as a result of the sale of retail notes, offset by the purchases of retail notes and lease receivables. Financing activities used $515.3 million to decrease the bank revolving credit facility and the revolving retail warehouse facility.

In the first quarter of fiscal 2001, in two separate sales, the Corporation sold $965 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a special purpose, wholly-owned subsidiary of the Corporation. The Corporation sold $765 million of retail notes in November 2000 to an owner trust which, in turn, issued securities which were sold to investors and $200 million of retail notes in December 2000 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. Aggregate gains of $9.2 million were recognized on the sales. At January 31, 2001, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,018 million.

In November 2000, the Corporation established Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The transaction provides for funding of $100 million and expires in 2006. As of January 31, 2001 the Corporation has utilized $100 million of this facility.

Truck Retail Accounts Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts. As of January 31, 2001 the Corporation has utilized $85 million of this facility. The facility expires in August 2001 with an option for renewal.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Funds Management (continued)

At January 31, 2001, Navistar Financial Securities Corporation ("NFSC"), a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of $1,012 million of eligible wholesale notes. It is comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor certificates maturing in 2005 and variable funding certificates with a maximum capacity of $200 million maturing in January 2002. As of January 31, 2001, NFSC has utilized $792 million of the revolving wholesale note trust.

At January 31, 2001, available funding under the bank revolving credit facilities and the revolving retail warehouse facility was $517.5 million. When combined with unrestricted cash and cash equivalents, $599.3 million was available to fund the general business purposes of the Corporation.

In the second quarter of fiscal 2001, the Corporation entered into a total of $50 million of forward treasury locks and $50 million of forward starting swaps. These derivative instruments will be closed in conjunction with the pricing of the anticipated May 2001 sale of retail note receivables.

Business Outlook

The truck industry in 2001 is forecasted to decrease approximately 31% from 2000. Volatility in the capital markets is likely to put additional pressure on the funding rates offered to the Corporation in the asset-backed public market, commercial paper markets and other debt financing markets. Additionally, high fuel costs may further impact the financial strength of the Corporation's customers and the Corporation's ability to maintain the current level of portfolio quality.

Management believes that collections on the outstanding receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial Corporation to meet the financing requirements of International's dealers and retail customers through 2001 and beyond.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


Exhibits, Including Those Incorporated By Reference

          See Index to Exhibits.



The Registrant filed the following report on Form 8-K during the three months ended January 31, 2001:

(i) Form 8-K dated November 6, 2000, discussed several current events. It referenced the securitization of the retail accounts, the new revolving retail warehouse facility, the November 2000 retail receivables issuance in asset backed securities, the plan to securitize unsecured trade receivables and the plan to enter into a new credit agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Navistar Financial Corporation

                                                       (Registrant)






Date  March 15, 2001                         /s/Ronald D. Markle
      --------------                         -------------------
                                                  Ronald D. Markle
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES



                                INDEX TO EXHIBITS

      The following documents of Navistar Financial Corporation are incorporated herein by attachment:

10.01 Servicing Agreement dated as of October 16, 2000, between the Corporation, as Servicer, and Navistar Leasing Corporation, Harco Leasing Company, Inc., Truck Retail Instalment Paper Corp, The Bank of New York as Collateral Agent, and Bank One National Association, as Portfolio Trustee.

10.02 Receivables Purchase Agreement dated as of October 16, 2000, between Truck Retail Instalment Paper Corp. and the Corporation.

10.03 Indenture Agreement dated as of October 16, 2000, between Truck Retail Instalment Paper Corp., as Issuer, and The Bank of New York, as Indenture Trustee.

10.04 Series 2000-1 Supplement dated as of October 16, 2000, to the Indenture also dated October 16, 2000 between Truck Retail Instalment Paper Corp., as Issuer, and The Bank of New York, as Indenture Trustee.

10.05 Credit Agreement for $820,000,000 Revolving Credit and Competitive Advance Facility dated as of December 8, 2000, between the Corporation, Arrendadora Financiera Navistar, S.A. DE C.V., Servicios Financieros Navistar, S.A. DE C.V. and Navistar Comercial, S.A. DE C.V., as
         borrowers, lenders party hereto, The Chase Manhattan Bank as Administrative Agent, Bank of America as Syndication Agent and Bank of Nova Scotia as Documentation Agent.

10.06 Parents Side Agreement, dated as of December 8, 2000, by Navistar International Corporation, and International Truck and Engine Corporation, for the benefit of the Lenders from time to time party to the Credit Agreement referred to above.

10.07 Guarantee, dated as of December 8, 2000, made by Navistar International Corporation, in favor of The Chase Manhattan Bank, as Administrative Agent, for the lenders parties to the Credit Agreement, dated as of December 8, 2000, among Navistar Financial Corporation and Arrendadora Financiera Navistar, S.A. DE C.V., Servicios Financieros Navistar, S.A. DE C.V. and Navistar Comercial, S.A. DE C.V., the Lenders, Bank of America, N.A., as syndication agent, The Bank of Nova Scotia, as documentation agent, and the Administrative Agent.

                         NAVISTAR FINANCIAL CORPORATION

                                AND SUBSIDIARIES



                                INDEX TO EXHIBITS

10.08 364-Day Credit Agreement for $80,000,000 364-Day Revolving Credit Facility, as of December 8, 2000, between the Corporation, as borrowers, lenders party hereto, The Chase Manhattan Bank as Administrative Agent, Bank of America, N.A., as Syndication Agent and Bank of Nova Scotia, as Documentation Agent.

10.09 Parents Side Agreement, dated as of December 8, 2000, by Navistar International Corporation, and International Truck and Engine Corporation, for the benefit of the Lenders from time to time party to the Credit Agreement referred to above.