Form 10-Q
period 2001-07-31
NAVISTAR FINANCIAL CORP
filed 2001-09-13
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 31, 2001, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX


                                                                            Page

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Statements of Consolidated Income and Retained Earnings --
           Three Months and Nine Months Ended July 31, 2001 and 2000.........  2

           Statements of Consolidated Financial Condition --
           July 31 2001; October 31, 2000; and July 31, 2000.................  3

           Statements of Consolidated Cash Flow --
           Nine Months Ended July 31, 2001 and 2000..........................  4

           Notes to Consolidated Financial Statements........................  5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 12


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................. 16

Signature  .................................................................. 16

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
       STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (Unaudited)
                              (Millions of dollars)

                                                           Three Months Ended                   Nine Months Ended
                                                                July 31                             July 31
                                                        2001                2000              2001        2000
Revenue

    Retail note financing...........................    $ 14.9          $ 17.8               $ 63.6       $ 49.4
    Lease financing.................................      24.7            23.4                 74.8         68.2
    Wholesale notes.................................      10.6            17.0                 35.7         52.6
    Accounts........................................       7.5            10.9                 22.8         34.3
    Servicing fee income............................       8.1             8.8                 24.4         23.3
    Marketable securities...........................       5.2            (0.7)                18.5          0.2
           Total....................................      71.0            77.2                239.8        228.0

Expense
    Cost of borrowing:
        Interest expense............................      20.8            26.8                 75.6         73.8
        Other.......................................       2.3             1.5                  6.8          4.4
           Total....................................      23.1            28.3                 82.4         78.2

    Credit, collection and administrative...........      12.0             9.9                 35.3         32.5
    Provision for losses on receivables.............       6.1             3.0                 20.2          6.7
    Depreciation expense and other..................      14.8            13.0                 45.1         39.0
           Total....................................      56.0            54.2                183.0        156.4

Income Before Taxes.................................      15.0            23.0                 56.8         71.6

Taxes on Income.....................................       5.7             8.9                 21.9         27.4

Income from Continuing Operations...................       9.3            14.1                 34.9         44.2

Income from Discontinued Operations,
     (net of tax of $0.0 and $(0.7) )...............          -            0.1                    -          1.4

Net Income..........................................       9.3            14.2                 34.9         45.6

Retained Earnings

    Beginning of period.............................     134.5           129.6                134.9        111.2

    Dividends paid..................................          -           (6.0)               (26.0)       (19.0)

    End of period...................................    $143.8          $137.8               $143.8       $137.8

See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION (Unaudited)
                              (Millions of dollars)

                                                           July 31             October 31            July 31
                                                             2001                 2000                 2000
                                                       -----------------    -----------------    -----------------
   ASSETS

   Cash and Cash Equivalents                                $   40.6             $   41.6             $   86.0

   Finance Receivables
       Retail note financing.........................          364.0              1,050.5                714.8
       Lease financing...............................          216.8                223.7                218.0
       Wholesale notes...............................           43.1                 82.3                106.1
       Accounts......................................          135.2                322.5                336.5
                                                               759.1              1,679.0              1,375.4

       Allowance for losses..........................          (10.4)               (12.9)               (11.2)
           Finance Receivables, Net..................          748.7              1,666.1              1,364.2

   Amounts Due from Sales of Receivables.............          416.5                316.5                335.1
   Net Investment in Operating Leases................          285.6                291.1                314.6
   Repossessions.....................................           70.5                 42.4                 42.0
   Restricted Marketable Securities..................          399.9                 85.2                 37.5
   Other Assets......................................           30.0                 27.2                 21.4
   Net Assets of Discontinued Operations.............           48.8                 48.8                 60.5
   Total Assets......................................       $2,040.6             $2,518.9             $2,261.3

   LIABILITIES AND SHAREOWNER'S EQUITY

   Net Accounts Payable to Affiliates................       $  128.7             $  266.4             $   73.1
   Other Liabilities.................................           65.3                 50.0                 51.0
   Senior and Subordinated Debt......................        1,511.4              1,874.0              1,806.0
   Dealers' Reserves.................................           22.3                 24.1                 24.7

   Shareowner's Equity
       Capital stock (Par value $1.00,
           1,600,000 shares issued and
           outstanding) and paid-in capital..........          171.0                171.0                171.0
       Retained earnings.............................          143.8                134.9                137.8
   Accumulated other comprehensive loss..............           (1.9)                (1.5)                (2.3)
           Total.....................................          312.9                304.4                306.5
   Total Liabilities and Shareowner's Equity                $2,040.6             $2,518.9             $2,261.3

See Notes to Consolidated Financial Statements.

                 NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOW (Unaudited)
                              (Millions of dollars)
                                Nine Months Ended

                                                                                   July 31
                                                                       ---------------------------------
                                                                           2001               2000
                                                                       --------------     --------------
   Cash Flow From Continuing Operations
        Net income....................................................   $ 34.9             $ 44.2
       Adjustments to reconcile net income to cash
           used by operations:
           Gains on sales of receivables.............................     (20.5)              (2.5)
           Depreciation and amortization.............................      46.4               41.2
           Provision for losses on receivables.......................      20.2                6.7
           Decrease in net accounts payable to affiliates............    (137.7)            (635.6)
           Other.....................................................       3.1                4.4
              Total..................................................     (53.6)            (541.6)

   Cash Flow From Investing Activities
       Proceeds from sold retail notes...............................   1,190.3              973.7
       Purchase of retail notes and lease receivables................    (663.3)            (980.4)
       Principal collections on retail notes and
           lease receivables.........................................      15.6               55.6
       Net (decrease)increase in revolving wholesale
          note trust.................................................    (211.9)             358.5
       Acquisitions under cash collections of
           wholesale notes and accounts receivable...................     369.5              174.0
       Proceeds from sold retail accounts receivable.................      89.1                  -
       Purchase of equipment leased to others........................     (85.4)             (69.2)
       Sale of equipment leased to others............................      48.4               18.1
           Total.....................................................     752.3              530.3

   Cash Flow From Financing Activities
       Net decrease in short term borrowings.........................         -              (34.5)
       Net (decrease)increase in bank revolving credit
           facility usage............................................    (354.0)              55.0
       Net decrease in revolving retail warehouse facility...........    (314.8)
       Net increase in asset-backed commercial paper
           facility usage............................................         -               15.0
       Proceeds from long-term debt..................................      93.8              102.9
       Principal payments of long-term debt..........................     (98.8)             (62.0)
       Dividends paid to International...............................     (26.0)             (19.0)
           Total.....................................................    (699.8)              57.4

   (Decrease) increase in Cash and Cash Equivalents from
      Continuing Operations..........................................      (1.1)              46.1
   Net Cash from Discontinued Operations.............................       0.1                0.9
   Cash and Cash Equivalents at Beginning of Period                        41.6               39.0
   Cash and Cash Equivalents at End of Period                           $  40.6             $ 86.0

   Supplemental disclosure of cash flow information
       Interest paid.................................................   $  87.3             $ 76.8
       Income taxes paid.............................................   $  10.6             $ 28.8
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

As of July 31, 2001, the Corporation has three interest rate swap agreements and three interest rate caps outstanding. One of the swap agreements is classified as a cash flow hedge derivative instrument. The fair value of this derivative instrument as of July 31, 2001 is recorded in Other Liabilities in the Statement of Consolidated Financial Condition and the change in fair value for the quarter and nine months then ended was recorded in other comprehensive income and was not material. The remaining instruments are classified as non-hedging derivative instruments. The fair value of these derivative instruments as of July 31, 2001 are recorded in Other Liabilities in the Statement of Consolidated Financial Condition and the changes in fair value for the quarter and nine months then ended were recorded in retail note revenue and were not material.

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

4. On April 1, 2001 the Corporation adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The adoption of this statement has not had and is not expected to have a material effect on the Corporation's results of operations, financial condition or cash flows. We have included certain disclosures below to comply with the requirements of this new statement.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Corporation securitizes and sells receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC") and Truck Engine Receivables Financing Corporation ("TERFCO"), all special purpose, wholly-owned subsidiaries of the Corporation. NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to the Corporation or affiliated companies. The terms of receivable sales generally require the Corporation to maintain cash reserves with the trusts and conduits as credit enhancement. The use of cash reserves held by the trusts and conduits is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at July 31, 2001 was $436.1 million; however, management believes the recorded reserves for losses are adequate.

The Corporation continues to service the receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related sold receivables and are included in servicing fee income. Servicing fees are typically set at 1.0% of average outstanding net receivable balances, representing the Corporation's estimated costs to service the receivables.

Gains or losses on sales of receivables are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair values. We estimate fair value based upon the present value of future expected cash flows using assumptions for prepayment speeds and current market interest rates. These assumptions use management's best estimates commensurate with the risks involved. Gains or losses are credited or charged to financing revenue in the period in which the sales occur. An allowance for credit losses is provided prior to the receivable sale and is reclassified to Amounts Due from Sales of Receivables upon sale.

Finance receivable balances do not include receivables sold by the Corporation to public and private investors with limited recourse provisions. Outstanding sold receivable balances are as follows:

                                  July 31           October 31         July 31
                                    2001               2000             2000
                               -------------      --------------    ------------
                                                ($ Millions)

Retail notes.................      $2,222.7            $1,730.2         $1,975.8
Wholesale notes..............         671.0               883.0            959.3
Retail accounts..............         139.9                80.0                -
    Total....................      $3,033.6            $2,693.2         $2,935.1

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The allowance for losses on serviced receivables is summarized as follows:

                                                               July 31          October 31          July 31
                                                                  2001            2000                 2000
                                                            --------------  -------------------  ---------------
                                                                            ($ Millions)

     Total allowance for losses at beginning of period...        $26.2            $26.2               $26.2
     Provision for losses..................................       20.2             12.1                 6.7
     Credit losses net of recoveries.......................      (16.4)           (12.1)               (6.7)
     Total allowance for losses at end of period...........
                                                                 $30.0            $26.2               $26.2


Additional financial data for gross serviced finance receivables as of July 31, 2001 is as follows:

                                                   Retail                           Wholesale
                                                    Notes           Leases             Notes           Accounts
                                                -------------    ------------     ---------------    --------------
                                                                          ($ Millions)

      Gross serviced finance receivables.........   $2,897.7        $540.2              $844.4            $304.2
      Gross serviced finance receivables with
      Installments past due
          over 30 days...........................                                         14.1              27.6
          over 60 days...........................       34.5          12.8

      Credit losses net of recoveries............       14.7           1.4                 0.3               0.0



In the first half of fiscal 2001, in three separate sales, the Corporation sold $1,365 million of retail notes, net of unearned finance income, through NFRRC. The Corporation sold $765 million of retail notes in November 2000 to an owner trust which, in turn, issued securities which were sold to investors and $200 million of retail notes in December 2000 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. In April 2001, the Corporation sold $310 million of retail notes to an owner trust which, in turn, issued $400 million of asset-backed securities that were sold to investors. The Corporation sold an additional $90 million of retail notes to the same owner trust in the third quarter of 2001. Aggregate gains of $20.5 million were recognized on the sales.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


At July 31, 2001, NFSC has in place a revolving wholesale note trust that provides for the funding of $1,012 million of eligible wholesale notes. As of July 31, 2001 the trust is comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor certificates maturing in 2005 and $200 million of variable funding certificates which mature in 2002. TERFCO has in place a revolving trust that provides for the funding of $100 million of eligible Ford accounts receivables. TRAC has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts.

When receivables are sold, the Corporation retains interest in the securitized receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. The following is a summary of retained interests included in Amounts Due from Sales of Receivables:

                                                                July 31            October 31           July 31
                                                                 2001                 2000                2000
                                                         -----------------  ---------------------  ---------------
                                                                                 ($ Millions)

      Cash held and invested by trusts..................    $173.6              $136.6                $154.3
      Subordinated retained interests in wholesale
      receivables.......................................     126.8               142.5                 155.7
      Subordinated retained interests in retail
      receivables.......................................     121.5                50.6                  38.7
      Interest only receivables.........................      14.2                 0.1                   1.4
      Allowance for credit losses.......................     (19.6)              (13.3)                (15.0)
         Total..........................................    $416.5              $316.5                $335.1

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Key economic assumptions used in measuring the interest only strip at the date of the securitization for securitizations completed during the fiscal year and at July 31, 2001 for all outstanding securitizations, were as follows:

                                               At date of          At July 31,
                                             Securitization           2001
                                          ------------------   ----------------

   Prepayment speed.......................     1.4.-.1.6          1.4 - 1.6
   Weighted average remaining
   life...............................         41 months          28 months
   Residual cash flows discount rate......  7.85%.- 9.61%       7.85% - 9.61%


The impact of hypothetical 10% and 20% adverse changes in these assumptions would have no material effect on the fair value of the interest only receivables at July 31, 2001. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the interest only receivables is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another.

The following table summarizes certain cash flows received from and (paid to) securitization trusts/conduits during the nine months ended July 31, 2001:

                                                                              ($ Millions)
                                                                             ---------------
   Proceeds from initial sales of receivables...............................    $1,390.4
   Proceeds from subsequent sales of receivables into revolving facilities..     3,822.8
   Servicing fees received..................................................        24.4
   All other cash received from trusts......................................       111.8
   Purchase of delinquent or foreclosed receivables.........................       (73.4)
   Cash used for pool buybacks..............................................      (188.1)


5. In November 2000, the Corporation established TERFCO for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The transaction provides for funding of $100 million and expires in November 2005. As of July 31, 2001 the Corporation has utilized $71 million of this facility.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On October 16, 2000 Truck Retail Instalment Paper Corporation, a special purpose, wholly-owned subsidiary of the Corporation, issued $475 million of a senior class AAA rated and $25 million of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and retail leases, other than fair market value leases. The Corporation is required to maintain the revolving retail warehouse facility with collateral in the amount of $500 million. In the event that retail note receivable balances pledged to the revolving retail warehouse facility fall below $500 million, the excess proceeds are invested in marketable securities, which are restricted and have maturities of three months or less.

6. On December 8, 2000, the Corporation renegotiated its revolving credit facility and added a short-term liquidity facility. The new revolving credit facility provides for aggregate borrowings of $820 million and will mature in November 2005. Under this new revolving credit facility, Navistar's three Mexican finance subsidiaries are permitted to borrow up to $100 million in the aggregate, which will be guaranteed by the Corporation and Navistar. The short-term liquidity facility, which provided for aggregate borrowings of $80 million, was terminated in June 2001.

7. The Corporation's total comprehensive income was as follows:

                                                             Three Months                  Nine Months
                                                            Ended July 31                 Ended July 31
                                                          2001         2000            2001          2000
                                                        ------------ ----------      ------------- -----------
                                                                            ($ Millions)

 Net Income .......................................     $ 9.3        $14.2            $34.9        $45.6
 Changes in unrealized gains (losses) on marketable
 securities........................................         -          0.1                -         (0.4)
 Unrealized net gain (loss) on derivative contracts      (0.4)           -             (0.4)           -
    Total Comprehensive Income.....................     $ 8.9        $14.3            $34.5        $45.2

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

Financing Volume

In the nine months of fiscal 2001 industry retail sales of Class 5 through 8 trucks were approximately 31% lower than 2000. The Corporation's retail financing acquisitions in fiscal 2001, including retail notes and finance and operating leases, were $749 million, 29% lower than 2000. The decrease was primarily due to a reduction in industry retail sales and a decrease in the Corporation's finance market share of new International trucks sold in the U.S. to 15.6% in 2001 from 16.4% in fiscal 2000. Serviced retail notes and lease financing balances were $3,089 million and $3,223 million at July 31, 2001 and 2000, respectively.

The Corporation provided 96% of the wholesale financing of new trucks sold to International's dealers in the first nine months of fiscal 2001 and 2000. Serviced wholesale note balances were $843 million at July 31, 2001, a 31% decrease compared to the same period of 2000. The decrease is primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.

Results of Continuing Operations

Pre-tax income was $15 million in the third quarter of fiscal 2001 compared to $23 million in 2000. The decrease was primarily the result of higher retail losses and lower average wholesale and account balances. Pretax income was $57 million and $72 million in the first nine months of fiscal 2001 and 2000, respectively. The decrease was primarily the result of higher retail losses and lower average wholesale and account balances offset, in part, by higher gains on sales of retail note receivables.

Retail note financing revenue was $64 million in the first nine months of 2001 compared to $49 million in 2000. The increase is primarily the result of higher gains on sales of retail note receivables. Gains on the sales were $21 million on $1,365 million of retail note receivables and $3 million on $1,008 million of retail note receivables in the first nine months of fiscal 2001 and 2000, respectively. The higher gains on sales resulted primarily from higher margins on retail notes. During a declining interest rate environment, the Corporation's acquisition spreads improve as borrowing costs differ from the time when interest rates are quoted to borrowers and the time when notes are acquired.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Continuing Operations (continued)

Lease financing revenue was $75 million in the first nine months of 2001 compared to $68 million in 2000. The increase is primarily the result of higher average lease financing balances.

Wholesale note revenue was $36 million in the first nine months of fiscal 2001 compared to $53 million in 2000. The decrease is primarily a result of lower average serviced wholesale balances.

Retail and wholesale account revenue was $23 million in the first nine months of 2001 compared to $34 million in fiscal 2000. The decrease is primarily the result of lower average serviced balances.

Marketable securities revenue was $19 million in the first nine months of 2001 compared to less than $1 million in 2000. The increase was primarily the result of earnings on restricted marketable securities held as collateral for borrowings under the revolving retail warehouse facility.

Borrowing costs increased $4 million to $82 million during the first nine months of 2001 primarily due to the lower average outstanding accounts payable to affiliates and an increase in the outstanding balance of the revolving retail warehouse facility. The Corporation's weighted average interest rate on all debt decreased to 6.0% in the first nine months of 2001 from 6.3% in 2000 as a result of lower LIBOR rates, offset by slightly increased credit spreads.

Provision for losses on receivables totaled $20 million for the first nine months of 2001 compared to $7 million in 2000. The increase in 2001 was primarily due to an increase in repossession frequency and pricing pressure in the used truck market. The Corporation's allowance for losses as a percentage of serviced finance receivables was .71%, .54% and .55% at July 31, 2001, October 31, 2000 and July 31, 2000, respectively.

Depreciation and other expenses were $45 million in the first nine months of 2001 from $39 million in 2000. The increase is primarily the result of higher depreciation on a larger average investment in equipment under operating leases.

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

Operations used $54 million in cash in the first nine months of 2001 primarily as a result of the decrease of $139 million in net accounts payable to affiliates. Financing activities used $700 million to decrease the bank revolving credit facility and the revolving retail warehouse facility by $669 million and to pay dividends of $26 million. To fund the cash used by operations and financing activities, investing activities provided $752 million in cash during this period primarily as a result of the sale of retail notes, offset by the purchases of retail notes and lease receivables.

In the first nine months of fiscal 2001, in three separate sales, the Corporation sold $1,365 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation ("NFRRC"), a special purpose, wholly-owned subsidiary of the Corporation. The Corporation sold $765 million of retail notes in November 2000 to an owner trust which, in turn, issued securities which were sold to investors and $200 million of retail notes in December 2000 to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. The Corporation also sold $310 million of retail notes, in April 2001, to an owner trust which, in turn, issued $400 million of asset-backed securities that were sold to investors. In the third quarter of 2001, the Corporation sold an additional $90 million of retail notes, net of unearned finance income, to the same owner trust. Aggregate gains of $21 million were recognized on the sales. At July 31, 2001, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $618 million.

In November 2000, the Corporation established Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The transaction provides for funding of $100 million and expires in November 2005. As of July 31, 2001 the Corporation has utilized $71 million of this facility.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

Truck Retail Accounts Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts. As of July 31, 2001 the Corporation has utilized $69 million of this facility. The facility expires in August 2002 with an option for renewal.

At July 31, 2001, Navistar Financial Securities Corporation ("NFSC"), a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of $1,012 million of eligible wholesale notes. It is comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor certificates maturing in 2005 and variable funding certificates with a maximum capacity of $200 million maturing in January 2002. As of July 31, 2001, NFSC has utilized $671 million of the revolving wholesale note trust. In the third quarter 2001, the Corporation lowered the outstanding variable funding certificates held by NFSC from $75 million to $0 million.

At July 31, 2001, available funding under the bank revolving credit facilities, the revolving retail warehouse facility and the revolving wholesale note trust was $899 million. When combined with unrestricted cash and cash equivalents, $940 million was available to fund the general business purposes of the Corporation.

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


No reports on Form 8-K were filed during the three months ended July 31, 2001.




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


                                                  Navistar Financial Corporation
                                                                    (Registrant)






Date September 13, 2001                       /s/R. D. Markle
                                                  R. D. Markle
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)