Form 10-Q
period 2002-01-31
NAVISTAR FINANCIAL CORP
filed 2002-03-11
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

As of February 28, 2002, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES



                                      INDEX

                                                                       Page


PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements:

      Statements of Consolidated Income and Retained Earnings --
        Three Months Ended January 31, 2002 and 2001. . . . . . . . . .  2

      Statements of Consolidated Financial Condition --
        January 31, 2002; October 31, 2001; and January 31, 2001. . . .  3

      Statements of Consolidated Cash Flow --
        Three Months Ended January 31, 2002 and 2001. . . . . . . . . .  4

      Notes to Consolidated Financial Statements  . . . . . . . . . . .  5

   Item 2.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition. . . . . . . . . . . 13


PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  17

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Navistar Financial Corporation and Subsidiaries
       Statements of Consolidated Income and Retained Earnings (Unaudited)
                               Millions of Dollars
                                                        January      January
Three Months Ended                                       2002          2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Revenues
              Retail Notes  . . . . . . . . . . . . . .  $ 28.5       $ 21.7
              Lease Financing . . . . . . . . . . . . .    22.2         25.8
              Wholesale Notes . . . . . . . . . . . . .     6.5         13.2
              Accounts  . . . . . . . . . . . . . . . .     5.4          8.7
              Servicing Fee Income  . . . . . . . . . .     6.3          8.2
              Marketable Securities . . . . . . . . . .     3.1          7.7
                          Total . . . . . . . . . . . .    72.0         85.3

Expenses
              Cost of Borrowing
                          Interest Expense. . . . . . .    14.5         30.0
                          Other . . . . . . . . . . . .     1.9          1.7
                          Total . . . . . . . . . . . .    16.4         31.7
              Credit, Collection and Administrative . .    10.0         10.9
              Provision for Losses on Receivables . . .     4.3          6.5
              Depreciation Expense and Other. . . . . .    14.1         15.4
                          Total . . . . . . . . . . . .    44.8         64.5

Income Before Taxes. . . . . . . . . . . . . . . . . .     27.2         20.8

Taxes on Income. . . . . . . . . . . . . . . . . . . .     10.5          8.0

Income from Continuing Operations. . . . . . . . . . .     16.7         12.8
Gain on Disposal of Discontinued Operations,
              (net of tax of $0.5 and $(0.0)) . . . .       0.7            -
Net Income . . . . . . . . . . . . . . . . . . . . . .     17.4         12.8

Retained Earnings
              Beginning of Period . . . . . . . . . .     163.4        134.9
              Dividends Paid. . . . . . . . . . . . .         -            -
              End of Period . . . . . . . . . . . . .    $180.8       $147.7



See Notes to Consolidated Financial Statements.

               Navistar Financial Corporation and Subsidiaries

           Statements of Consolidated Financial Condition (Unaudited)
                               Millions of Dollars

                                                                  January        October         January
                                                                    2002           2001            2001
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .    $ 44.5         $ 22.3          $ 81.8
Finance Receivables
              Retail Notes. . . . . . . . . . . . . . . . . . .     366.6          634.1           323.8
              Lease Financing . . . . . . . . . . . . . . . . .     213.5          211.5           222.4
              Wholesale Notes . . . . . . . . . . . . . . . . .      36.1           31.7            58.4
              Accounts. . . . . . . . . . . . . . . . . . . . .     132.8          215.5           217.1
                                                                    749.0        1,092.8           821.7
              Allowance for Losses. . . . . . . . . . . . . . .     (13.7)         (13.3)           (8.8)
                          Finance Receivables, Net. . . . . . .     735.3        1,079.5           812.9

Amounts Due from Sales of Receivables . . . . . . . . . . . . .     391.7          323.5           356.8
Net Investment in Operating Leases. . . . . . . . . . . . . . .     273.8          283.8           308.7
Repossessions . . . . . . . . . . . . . . . . . . . . . . . . .      67.9           77.7            55.2
Restricted Marketable Securities. . . . . . . . . . . . . . . .     455.6          213.7           394.9
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .      33.9           48.5            26.7
Net Assets of Discontinued Operations . . . . . . . . . . . . .        -            61.9            48.8

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $2,002.7       $2,110.9        $2,085.8

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates. . . . . . . . . . . . . . .    $ 86.1         $ 14.2          $ 15.2
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .      90.6           90.6            58.1
Senior and Subordinated Debt. . . . . . . . . . . . . . . . . .   1,454.7        1,652.6         1,671.6
Dealers' Reserves . . . . . . . . . . . . . . . . . . . . . . .      21.9           22.2            23.7

Shareowner's Equity
              Capital Stock (Par value $1.00, 1,600,000 shares
                issued and outstanding) and paid-in capital . .     171.0          171.0           171.0
              Retained Earnings . . . . . . . . . . . . . . . .     180.8          163.4           147.7
              Accumulated Other Comprehensive Loss. . . . . . .      (2.4)          (3.1)           (1.5)
                          Total . . . . . . . . . . . . . . . .     349.4          331.3           317.2

Total Liabilities and Shareowner's Equity . . . . . . . . . . .  $2,002.7       $2,110.9        $2,085.8


See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                Statements of Consolidated Cash Flow (Unaudited)
                               Millions of Dollars

                                                                              January       January
Three Months Ended                                                             2002          2001
Cash Flow From Operations
              Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .    $17.4        $ 12.8
              Adjustment to reconcile net income to
              cash provided from operations:
              Gains on sales of receivables . . . . . . . . . . . . . . . .    (17.2)         (9.2)
              Depreciation and amortization . . . . . . . . . . . . . . . .     14.6          16.0
              Provision for losses on receivables . . . . . . . . . . . . .      4.3           6.5
              Increase (decrease) in accounts payable to affiliates . . . .     71.9        (251.2)
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19.9           7.2
                          Total. . . . . . . . . . . . . . . . . . . . . . .   110.9        (217.9)
Cash Flow From Investing Activities
              Proceeds from sold retail notes . . . . . . . . . . . . . . .    431.8         924.4
              Purchases of retail notes and lease receivables . . . . . . .   (175.5)       (225.5)
              Principal collections on retail notes and lease receivables,
                 net of change in unearned finance income . . . . . . . . .    (35.6)        (25.6)
              (Repurchase of) proceeds from sold wholesale notes, net . . .    (72.0)        (91.5)
              Cash collections, net of acquisitions, for wholesale
                 notes and accounts receivable. . . . . . . . . . . . . . .    150.2         115.8
              Proceeds from sold retail accounts. . . . . . . . . . . . . .        -         105.0
              Net (purchase)/sale or maturities of restricted
                 marketable securities. . . . . . . . . . . . . . . . . . .   (241.9)       (310.6)
              Purchase of equipment leased to others. . . . . . . . . . . .    (34.6)        (51.4)
              Sale of equipment leased to others. . . . . . . . . . . . . .     24.6          19.0
              Proceeds from sale of discontinued operations . . . . . . . .     62.2             -
                          Total. . . . . . . . . . . . . . . . . . . . . . .   109.2         459.6
Cash Flow From Financing Activities
              Net decrease in bank revolving credit facility usage. . . . .   (193.0)       (215.0)
              Proceeds from long-term debt. . . . . . . . . . . . . . . . .     31.2          54.8
              Principal payments on long-term debt. . . . . . . . . . . . .    (36.1)        (42.2)
                          Total. . . . . . . . . . . . . . . . . . . . . . .  (197.9)       (202.4)
Increase in Cash and Cash Equivalents from
   Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    22.2          39.3
Net Cash from Discontinued Operations. . . . . . . . . . . . . . . . . . . .       -           0.9
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . .    22.3          41.6
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . .   $44.5         $81.8
Supplementary disclosure of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $19.3         $34.8
  Income taxes paid (refunded), net. . . . . . . . . . . . . . . . . . . . .   $ 2.3         $(3.5)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the
     Corporation's 2001 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In  the  opinion  of  management,   these  interim  consolidated  financial
     statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts have been reclassified to conform with the presentation used in the 2002 financial statements.

2. The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described under Footnote 12 of the 2001 Annual Report on Form 10-K.

     The Corporation is exposed to interest rate risk relating to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income or expense, the Corporation uses interest rate swap agreements, interest rate caps, and forward contracts. The Corporation is also occasionally required by third parties to use derivative instruments to make financing possible under sold note arrangements. These derivatives are used in asset-backed transactions in order to absorb some portfolio-related risks. The Corporation's policy prohibits the use of derivative financial instruments for speculative purposes.

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The Corporation documents and accounts for derivative and hedging activities in accordance with the provisions of SFAS 133. In general, SFAS 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Changes in the fair value of derivatives which are not designated as, or which do not qualify as, hedges for accounting purposes are reported in earnings.

     In connection with the $179.0 million floating rate portion of the $500.0 million sale of retail note receivables that closed on November 1, 2001, the Corporation entered into two interest rate swaps. The notional amount of each interest rate swap was $179.0 million. As of January 31, 2002 the fair value of the swaps were offsetting immaterial amounts. The purpose of these swaps was to convert the floating rate interest of the bonds into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect the Corporation from interest rate volatility. The net outcome, after applying the effect of these swaps, results in the Corporation paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, the Corporation has retained interest rate exposure on this difference. These two derivatives are accounted for as non-hedging derivative instruments.

     As of January 31, 2002, the Corporation has several outstanding derivative instruments that were entered into prior to the first quarter of 2002. One interest rate swap is classified as a cash flow hedge derivative instrument with a notional amount of $34.0 million and a fair value as of January 31, 2002 of ($0.9) million. The fair value of this derivative instrument as of January 31, 2002 is recorded in Other Liabilities in the Statement of Consolidated Financial Condition and the change in fair value for the quarter is recorded in Other Comprehensive Income as a gain in the amount of $0.7 million. The Corporation has two interest rate swap agreements with notional amounts of $7.0 million and $29.0 million and as of January 31, 2002 the fair values were ($0.4) and $0.7, respectively. The Corporation has three interest rate caps that are classified as non-hedging derivative instruments with notional amounts of $48.0 million, $500.0 million and $500.0 million and as of January 31, 2002 the fair value was $0.1 million, $6.0 million and ($6.0) million, respectively. The fair values of these derivative instruments as of January 31, 2002 are recorded in Other Liabilities in the Statement of Consolidated Financial Condition. The changes in fair value for the quarter were recorded in Retail Note Revenue and were not material.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), the wholly-owned insurance subsidiary. On November 30, 2001, the Corporation completed the sale of all of the stock of Harco to IAT Reinsurance Syndicate Ltd., a Bermuda reinsurance company. Cash proceeds of $63.3 million were received through February 2002. The Harco insurance segment is accounted for as a discontinued operation, and accordingly, amounts in the consolidated financial statements and notes thereto for all periods shown have been restated to reflect discontinued operations accounting.


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

     The Corporation securitizes and sells finance receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC") and Truck Engine Receivables Financing Corporation ("TERFCO"), all special purpose, wholly-owned subsidiaries of the Corporation. The sales of finance receivables in each of the securitizations constitute sales under generally accepted accounting principles, with the result that the sold receivables are removed from the Corporation's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities. However, the special purpose entity's residual interest in the related trusts or assets held by the conduit are reflected on the Corporation's Statement of Consolidated Financial Condition as assets. NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to the Corporation or affiliated companies. The terms of receivable sales generally require the Corporation to maintain cash reserves with the trusts and conduits as credit enhancement. The use of cash reserves held by the trusts and conduits is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions at January 31, 2002 was $408.0 million; however, management believes the recorded reserves for losses are adequate.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     At January 31, 2002, the Corporation had a $500.0 million revolving retail warehouse facility due in October 2005. On October 16, 2000, Truck Retail Instalment Paper Corporation ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, issued $475.0 million of senior class AAA rated and $25.0 million of subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and leases, other than fair market value leases.

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

     Gains or losses on sales of receivables are estimated based upon the present value of future expected cash flows using assumptions for prepayment speeds and current market interest rates. These assumptions use management's best estimates commensurate with the risks involved. An allowance for credit losses is provided prior to the receivables sale and is reclassified to Amounts Due from Sales of Receivables upon sale.

     Finance  receivables  balances  do  not  include  receivables  sold  by the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold net receivables balances are as follows:

                                     January 31            October 31            January 31
                                       2002                  2001                  2001
                                 -----------------     -----------------     ------------------
                                                       ($ Millions)

      Retail notes.............       $2,041.9               $1,862.6              $2,401.4
      Wholesale notes..........          713.4                  797.3                 791.5
      Retail accounts..........          200.0                  191.3                 185.0
          Total................       $2,955.3               $2,851.2              $3,377.9



                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Additional financial data for gross serviced finance receivables as of January 31, 2002 is as follows:

                                                  Retail                               Wholesale
                                                   Notes             Leases              Notes              Accounts
                                              ----------------    --------------    ----------------    -----------------
                                                                            ($ Millions)
      Gross serviced   finance   receivables     $2,612.1            $522.3              $749.5               $332.8

      Gross serviced finance    receivables
      with installments past due
          over 30 days.......................         N/A               N/A                 7.3                 17.2
          over 60 days.......................        37.3              11.9                 N/A                  N/A

      Credit losses net of
        recoveries...........................         3.9               0.3                 0.1                    -


     During the three months ended January 31, 2002, the Corporation sold $500.0 million of retail notes, net of unearned finance income, through NFRRC. The Corporation sold the retail notes to an owner trust, which, in turn issued $500.0 million of asset-backed securities that were sold to investors. Aggregate gains of $17.2 million were recognized on these sales.

     At January 31, 2002, NFSC has in place a revolving wholesale note trust that provides for the funding of $837.0 million of eligible wholesale notes. As of January 31, 2002 the trust is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 million tranche of investor certificates maturing in 2005 and a variable funding certificate with a maximum capacity of $25.0 million. This facility expires in January 2003, with an option for renewal. TERFCO has in place a revolving trust that provides for the funding of $100.0 million of eligible Ford accounts receivables. TRAC has in place a revolving retail account conduit that provides for the funding of $100.0 million of eligible retail accounts.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     When finance receivables are sold, the Corporation retains interest in the securitized receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. The following is a summary of retained interests included in Amounts Due from Sales of Receivables as follows:

                                                                           January 31       October 31          January 31
                                                                              2002             2001                2001
                                                                        ---------------  ------------------  ---------------

                                                                                          ($ Millions)

      Cash held and invested by trusts.................................      $166.7          $146.6               $174.3
      Subordinated retained interests in wholesale receivables.........       127.2           127.1                137.3
      Subordinated retained interests in retail   receivables..........        91.9            56.4                 54.4

      Interest only receivables........................................        22.2            10.1                  9.4
      Allowance for credit losses......................................       (16.3)          (16.7)               (18.6)
         Total.........................................................      $391.7          $323.5               $356.8

     The fair value of cash deposits included in Amounts Due from Sales of Receivables approximate their carrying value due to their short-term nature and variable interest rate terms. The subordinated retained interests in wholesale receivables principally consist of wholesale notes or marketable securities. The subordinated retained interests in retail receivables principally consist of certain cash collections on finance receivables and retail accounts. Due to the short-term nature of these assets the fair value approximates carrying value.

     Key economic assumptions used in measuring the interest only strip at the date of the securitization for securitizations completed during the first quarter and at January 31, 2002 for all outstanding securitizations, were as follows:

                                                             At date of                  At January 31,
                                                            securitization                    2002
                                                        ------------------------    -----------------------

      Prepayment speed..................................       1.1 - 1.3                    1.3 - 1.5
      Weighted average remaining life...................       41 months                    22 months
      Residual cash flows discount rate.................     6.41% - 9.61%                    6.86%


     The impact of hypothetical 10% and 20% adverse changes in these assumptions would have no material effect on the fair value of the interest only receivables at January 31, 2002. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the interest only receivables is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The following table  summarizes  certain cash flows received from and (paid
     to) securitization trusts/conduits during the three months ended January 31, 2002:
                                                                  ($ Millions)
                                                                  ------------
      Proceeds from initial sales of retail receivables.........  $  499.9
      Proceeds from subsequent sales of receivables into
        revolving facilities....................................   1,128.8
      Servicing fees received...................................       6.3
      All other cash received from trusts.......................      45.2
      Purchase of delinquent or foreclosed receivables..........     (13.5)
      Cash used for pool buybacks...............................         -


5.   The allowance for losses on receivables is summarized as follows:

                                                              January 31       October 31      January 31
                                                                  2002             2001            2001
--------------------------------------------------------------------------------------------------------------
                                                                               ($ Millions)
Total allowance for losses at beginning of period...........
                                                                 $30.0            $26.2           $26.2
Provision for losses........................................       4.3             27.8             6.5
Net losses charged to allowance.............................      (4.3)           (24.0)           (5.3)
     Total allowance for losses at end of period............     $30.0            $30.0           $27.4

Allowance pertaining to:
     Owned notes............................................     $13.7            $13.3            $8.8
     Sold notes.............................................      16.3             16.7            18.6
         Total..............................................     $30.0            $30.0           $27.4


6. On November 18, 2001 the Corporation entered into an agreement to guarantee the peso-denominated debt of Navistar's Mexican finance subsidiary, Servicios Financieros Navistar, S.A. DE C.V., up to the amount of 500 million pesos (equivalent to $54.7 million U.S. dollars). As of January 31, 2002, the outstanding balance of peso-denominated debt was equivalent to $54.7 million U.S. dollars.


     At January 31, 2002, the Corporation had a $820.0 contractually committed bank revolving credit facility that will mature in November 2005. Under the revolving credit agreement, Navistar's three Mexican finance subsidiaries are permitted to borrow up to $100.0 in the aggregate, which is guaranteed by the Corporation. As of January 31, 2002, the outstanding balance on the Mexican finance subsidiaries' portion of the revolver was $51 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   The Corporation's total comprehensive income was as follows:

                                                  Three Months Ended January 31
                                                      2002             2001
                                                           ($ Millions)

      Net Income. . . . . . . . . . . . . . .        $17.4            $12.8
      Change in net unrealized gain on
       derivative . . . . . . . . . . . . .            0.7              -
         Total Comprehensive Income . . . . .        $18.1            $12.8

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

Financing Volume

In the first quarter of fiscal 2002 industry retail sales of Class 5 through 8 trucks were approximately 18.9% lower than fiscal 2001. The Corporation's retail financing acquisitions in fiscal 2002, including retail notes and finance and operating leases, were $210.1 million, 24.1% lower than fiscal 2001. The decrease was primarily due to a reduction in industry retail sales. The Corporation's finance market share of new International trucks sold in the U.S. increased to 22.8% in the first quarter of fiscal 2002 from 16.9% in the first quarter of fiscal 2001. Net serviced retail notes and lease financing balances were $2,895.8 million and $3,256.0 million at January 31, 2002 and 2001, respectively.

The Corporation provided 96.0% of the wholesale financing of new trucks sold to International's dealers in the first quarter of fiscal 2002 and 2001. Serviced wholesale note balances were $749.5 million at January 31, 2002, a 24.4% decrease compared to the same period of fiscal 2001. The decrease is primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.

Results of Continuing Operations

Pretax income was $27.2 million and $20.8 million in the first quarter of fiscal 2002 and 2001, respectively. The increase was primarily the result of a higher retail gain on sale of retail note receivables offset, in part, by lower finance receivables balances.

Retail note financing revenue was $28.5 million in the first quarter of fiscal 2002 compared to $21.7 million in the first quarter of fiscal 2001. The increase is primarily the result of a higher gain on sale of retail note receivables. Gains on the sales of retail note receivables were $17.2 million and $9.2 million in the first quarter of fiscal 2002 and 2001, respectively.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Continuing Operations (continued)

Lease financing revenue was $22.2 million in the first quarter of fiscal 2002 compared to $25.8 million in the first quarter of fiscal 2001. The decrease is primarily the result of lower average lease financing balances.

Wholesale note revenue was $6.5 million in the first quarter of fiscal 2002 compared to $13.2 million in the first quarter of fiscal 2001. The decrease is primarily a result of lower average serviced wholesale note balances.

Retail and wholesale account revenue was $5.4 million in the first quarter of fiscal 2002 compared to $8.7 million in the first quarter of fiscal 2001. The decrease is primarily the result of lower average serviced account balances.

Servicing fee income was $6.3 million in the first quarter of fiscal 2002 compared to $8.2 million in the first quarter of fiscal 2001. The decrease was primarily the result of lower average sold finance receivables balances.

Marketable securities revenue was $3.1 million in the first quarter of fiscal 2002 compared to $7.7 million in the first quarter of fiscal 2001. The decrease was primarily the result of lower average interest rates.

Borrowing costs totaled $16.4 million for the first quarter of fiscal 2002 compared with $31.7 million for the first quarter of fiscal 2001 primarily due to a decrease in the Corporation's weighted average interest rate on all debt to 3.8% in first quarter of fiscal 2002 from 6.9% in the first quarter of fiscal 2001. The decrease in the Corporation's weighted average interest rate is primarily a result of lower LIBOR rates.

Provision for losses on receivables totaled $4.3 million for the first quarter of fiscal 2002 compared to $6.5 million in the first quarter of fiscal 2001. The decrease was primarily due to a decrease in repossession frequency. The Corporation's allowance for losses as a percentage of serviced finance receivables was .75%, .71% and .59% at January 31, 2002, October 31, 2001 and January 31, 2001, respectively.

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

Operations provided $110.9 million in cash in the first quarter of 2002 primarily as a result of the increase of $71.9 million in accounts payable to affiliates. Investing activities provided $109.2 million in cash during this period primarily as a result of the sale of retail notes and the sale of Harco National Insurance Company, offset by purchases of marketable securities for the revolving retail warehouse facility and purchases of retail notes and lease receivables. Financing activities used $197.9 million primarily to decrease the bank revolving credit facility.

The Corporation securitizes and sells finance receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC") and Truck Engine Receivables Financing Corporation ("TERFCO"), all special purpose, wholly-owned subsidiaries of the Corporation. The sales of finance receivables in each of the securitizations constitute sales under generally accepted accounting principles, with the result that the sold receivables are removed from the Corporation's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities. However, the special purpose entity's residual interest in the related trusts or assets held by the conduit are reflected on the Corporation's Statement of Consolidated Financial Condition as assets.

During the three months ended January 31, 2002, the Corporation sold $500.0 million of retail notes, net of unearned finance income, through NFRRC. The Corporation sold the retail notes to an owner trust, which, in turn issued $500.0 million of asset-backed securities that were sold to investors. Aggregate gains of $17.2 million were recognized on these sales.

TERFCO provides for funding of $100.0 million eligible Ford accounts receivables and expires in 2005. As of January 31, 2002 the Corporation has utilized $100.0 million of this facility.

TRAC has in place an arrangement with a bank conduit that provides for the funding of $100.0 million of eligible retail accounts. As of January 31, 2002 the Corporation has utilized $100.0 million of this facility. The facility expires in August 2002 with an option for renewal.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)


At January 31, 2002, NFSC has in place a revolving wholesale note trust that provides for the funding of $837.0 million of eligible wholesale notes. It is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 million tranche of investor certificates maturing in 2005 and variable funding certificates with a maximum capacity of $25.0 million maturing in January 2003. As of January 31, 2001, NFSC has utilized $713.4 million of the revolving wholesale note trust.

At January 31, 2002, available funding under the bank revolving credit facility, the revolving retail warehouse facility, the retail account facilities and the revolving wholesale note trust was $959.0 million. When combined with unrestricted cash and cash equivalents, $1,003.6 million remained available to fund the general business purposes of the Corporation.

Business Outlook

Retail deliveries of Class 5 through 8 trucks, including school buses, in the U.S. in fiscal 2002 is forecasted to decrease approximately 9% from fiscal 2001. Increased volatility in the capital markets is likely to put additional pressure on the funding rates available to the Corporation in the asset-backed public market and other debt financing markets.

Management believes that collections on the outstanding finance receivables portfolio plus cash available from the Corporation's various funding sources will permit Navistar Financial Corporation to meet the financing requirements of International's dealers and retail customers through 2002 and beyond.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended January 31, 2002.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Navistar Financial Corporation
                                                          (Registrant)






/s/Ronald D. Markle                                               March 11, 2002
     Ronald D. Markle
     Vice President and Controller                                      Date
     (Principal Accounting Officer)