Form 10-Q
period 2002-04-30
NAVISTAR FINANCIAL CORP
filed 2002-06-11
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

As of May 31, 2002, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES


                                      INDEX



                                                                                   Page

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Statements of Consolidated Income and Retained Earnings --
               Three Months and Six Months Ended April 30, 2002 and 2001...........  2

               Statements of Consolidated Financial Condition --
               April 30, 2002; October 31, 2001; and April 30, 2001................  3

               Statements of Consolidated Cash Flow --
               Six Months Ended April 30, 2002 and 2001............................  4

               Notes to Consolidated Financial Statements..........................  5

   Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition............................... 14


PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K.................................... 18

Signature      .................................................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statement

         Navistar Financial Corporation and Subsidiaries

       Statements of Consolidated Income and Retained Earnings (Unaudited)
                               Millions of Dollars
                                                             Three Months Ended          Six Months Ended
                                                              April      April           April      April
                                                              2002       2001             2002      2001
Revenues
              Retail Notes  . . . . . . . . . . . . . . . .  $ 22.4     $ 27.0          $ 50.9     $ 48.7
              Lease Financing . . . . . . . . . . . . . . .    24.7       24.3            46.9       50.1
              Wholesale Notes . . . . . . . . . . . . . . .     6.6       11.9            13.1       25.1
              Accounts  . . . . . . . . . . . . . . . . . .     4.6        6.6            10.0       15.3
              Servicing Fee Income  . . . . . . . . . . . .     5.5        8.1            11.8       16.3
              Marketable Securities . . . . . . . . . . . .     1.9        5.6             5.0       13.3
                          Total . . . . . . . . . . . . . .    65.7       83.5           137.7      168.8

Expenses
              Cost of Borrowing
                          Interest Expense. . . . . . . . .    15.0       24.8            29.5       54.8
                          Other . . . . . . . . . . . . . .     2.0        2.8             3.9        4.5
                          Total . . . . . . . . . . . . . .    17.0       27.6            33.4       59.3
              Credit, Collection and Administrative . . . .    10.2       12.4            20.2       23.3
              Provision for Losses on Receivables . . . . .     6.2        7.6            10.5       14.1
              Depreciation and Other Expense. . . . . . . .    14.9       14.9            29.0       30.3
                          Total . . . . . . . . . . . . . .    48.3       62.5            93.1      127.0

Income Before Taxes. . . . . . . . . . . . . . . . . . . .     17.4       21.0            44.6       41.8

Taxes on Income. . . . . . . . . . . . . . . . . . . . . .      6.9        8.2            17.4       16.2

Income from Continuing Operations. . . . . . . . . . . . .     10.5       12.8            27.2       25.6
Gain on Disposal of Discontinued Operations,
              (net of tax of $0.0, $0.0, $0.5 and $0.0) . .      -          -              0.7         -
Net Income . . . . . . . . . . . . . . . . . . . . . . . .     10.5       12.8            27.9       25.6

Retained Earnings
              Beginning of Period . . . . . . . . . . . . .  180.8       147.7            163.4     134.9
              Dividends Paid. . . . . . . . . . . . . . . .      -       (26.0)               -     (26.0)
              End of Period . . . . . . . . . . . . . . . . $191.3      $134.5           $191.3    $134.5

See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                 Statements of Consolidated Financial Condition
                               Millions of Dollars

                                                                      April          October           April
                                                                      2002             2001            2001
                                                                   (Unaudited)                      (Unaudited)
ASSETS

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .       $ 91.1          $ 22.3           $ 46.1
Finance Receivables
              Retail Notes. . . . . . . . . . . . . . . . . . .        249.4           634.1            219.8
              Lease Financing . . . . . . . . . . . . . . . . .        188.4           211.5            221.9
              Wholesale Notes . . . . . . . . . . . . . . . . .         51.2            31.7             88.7
              Accounts. . . . . . . . . . . . . . . . . . . . .        151.2           215.5            161.1
                                                                       640.2         1,092.8            691.5
              Allowance for Losses. . . . . . . . . . . . . . .        (11.6)          (13.3)            (8.8)
                          Finance Receivables, Net. . . . . . .        628.6         1,079.5            682.7

Amounts Due from Sales of Receivables . . . . . . . . . . . . .        382.6           323.5            391.2
Net Investment in Operating Leases. . . . . . . . . . . . . . .        280.2           283.8            292.1
Repossessions . . . . . . . . . . . . . . . . . . . . . . . . .         61.8            77.7             65.0
Restricted Marketable Securities. . . . . . . . . . . . . . . .        542.6           213.7            509.0
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .         39.4            48.5             28.8
Net Assets of Discontinued Operations . . . . . . . . . . . . .            -            61.9             48.8

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,026.3        $2,110.9        $ 2,063.7

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates. . . . . . . . . . . . . . .       $ 80.9          $ 14.2           $ 12.8
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .         82.1            90.6             61.7
Senior and Subordinated Debt. . . . . . . . . . . . . . . . . .      1,482.5         1,652.6          1,662.9
Dealers' Reserves . . . . . . . . . . . . . . . . . . . . . . .         21.0            22.2             22.3

Shareowner's Equity
              Capital Stock (Par value $1.00, 1,600,000 shares
                issued and outstanding) and Paid-In Capital. .         171.0           171.0            171.0
              Retained Earnings. . . . . . . . . . . . . . . .         191.3           163.4            134.5
              Accumulated Other Comprehensive Loss . . . . . .          (2.5)           (3.1)            (1.5)
                          Total . . . . . . . . . . . . . . .          359.8           331.3            304.0

Total Liabilities and Shareowner's Equity. . . . . . . . . .       $ 2,026.3        $2,110.9        $ 2,063.7

See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                Statements of Consolidated Cash Flow (Unaudited)
                               Millions of Dollars

                                                                                  April        April
Six Months Ended                                                                   2002         2001
Cash Flow From Operations
              Net Income. . . . . . . . . . . . . . . . . . . . . . . . .        $ 27.9         $25.6
              Adjustment to reconcile net income to
               cash provided from operations:
                Gains on sales of receivables, net . . . . . . . . . . .          (23.5)        (18.0)
                Depreciation and amortization . . . . . . . . . . . . .            31.0          31.3
                Provision for losses on receivables . . . . . . . . . .            10.5          14.1
                Increase (decrease) in accounts payable to affiliates .            66.7        (253.6)
                Other . . . . . . . . . . . . . . . . . . . . . . . . .             2.4           1.5
                          Total. . . . . . . . . . . . . . . . . . . . .          115.0        (199.1)
Cash Flow From Investing Activities
              Proceeds from sold retail notes, net. . . . . . . . . . . .         999.0       1,275.2
              Change in amounts due and deferred from retail note sales .        (165.4)       (137.2)
              Purchases of retail notes and lease receivables . . . . . .        (436.5)       (429.3)
              Principal collections on retail notes and lease receivables,
                 net of change in unearned finance income . . . . . . . .         (20.9)         18.1
              (Repurchase of) proceeds from sold wholesale notes, net . .         (91.5)        (27.0)
              Cash collections, net of acquisitions, for wholesale
                 notes and accounts receivable. . . . . . . . . . . . . .         136.1          94.4
              Proceeds from sold retail accounts. . . . . . . . . . . . .             -          95.9
              Net (purchase)/sale or maturities of restricted
                 marketable securities. . . . . . . . . . . . . . . . . .        (328.9)       (423.8)
              Purchase of equipment leased to others. . . . . . . . . . .         (44.7)        (64.3)
              Sale of equipment leased to others. . . . . . . . . . . . .          13.9          34.7
              Proceeds from sale of discontinued operations . . . . . . .          63.3             -
                          Total. . . . . . . . . . . . . . . . . . . . .          124.4         436.7
Cash Flow From Financing Activities
              Net decrease in bank revolving credit facility usage. . . .        (303.0)       (225.0)
              Proceeds from issuance of convertible debt. . . . . . . . .         175.1             -
              Debt issuance costs . . . . . . . . . . . . . . . . . . . .          (5.6)            -
              Proceeds from long-term debt. . . . . . . . . . . . . . . .          31.2          77.7
              Principal payments on long-term debt. . . . . . . . . . . .         (68.3)        (60.5)
              Dividends paid to International . . . . . . . . . . . . . .            -          (26.0)
                          Total. . . . . . . . . . . . . . . . . . . . .         (170.6)       (233.8)
Increase in Cash and Cash Equivalents from
   Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . .           68.8           3.8
Net Cash from Discontinued Operations. . . . . . . . . . . . . . . . . .              -           0.7
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . .           22.3          41.6
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . .         $ 91.1         $46.1
Supplementary disclosure of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 30.5         $57.5
  Income taxes paid , net of refunds . . . . . . . . . . . . . . . . . .         $ 11.6         $ 4.5

See Notes to Consolidated Financial Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated financial statements include the accounts of Navistar Financial Corporation ("NFC") and its wholly-owned subsidiaries ("Corporation"). International Truck and Engine Corporation
     ("International"), which is wholly owned by Navistar International Corporation ("Navistar"), is the parent company of the Corporation.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation's 2001 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts have been reclassified to conform to the presentation used in the 2002 financial statements.


2. The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described under Footnote 12 of the 2001 Annual Report on Form 10-K.

     The Corporation is exposed to interest rate risk relating to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income or expense, the Corporation uses interest rate swaps, interest rate caps, and forward contracts. The Corporation is also occasionally required by third parties to use derivative instruments to make financing possible under sold note arrangements. These derivatives are used in asset-backed transactions in order to absorb some portfolio-related risks. The Corporation's policy prohibits the use of derivative financial instruments for speculative purposes.

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The Corporation recognizes all derivatives as assets or liabilities in the statement of financial condition and measures them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Changes in the fair value of derivatives, which are not designated as or which do not qualify as hedges for accounting purposes, are reported in earnings.

     In connection with the $179.0 million floating rate portion of the $500.0 million sale of retail note receivables that closed on November 1, 2001, the Corporation entered into two interest rate swaps. The notional amount of each interest rate swap was $179.0 million. As of April 30, 2002 the fair value of the swaps were offsetting immaterial amounts. The purpose of these swaps was to convert the floating rate interest of the bonds into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect the Corporation from interest rate volatility. The net outcome, after applying the effect of these swaps, results in the Corporation paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, the Corporation has retained interest rate exposure on this difference. These two derivatives are accounted for as non-hedging derivative instruments.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     As of April 30, 2002, the Corporation has several outstanding derivative instruments that were entered into before fiscal year 2002. One interest rate swap is classified as a cash flow hedge derivative instrument with a notional amount of $33.0 million and a fair value as of April 30, 2002 of ($1.0) million. The fair value of this derivative instrument as of April 30, 2002 is recorded in Other Liabilities in the Statement of Consolidated Financial Condition and the change in fair value for the quarter is recorded net of tax in Accumulated Other Comprehensive Loss as a $0.1 million loss. The Corporation has two interest rate swap agreements that are classified as non-hedging derivative instruments with notional amounts of $11.4 million and $32.2 million. As of April 30, 2002 their fair values were ($0.4) million and $1.3 million, respectively. The Corporation has three interest rate caps that are classified as non-hedging derivative instruments with notional amounts of $75.2 million, $500.0 million and $500.0 million. As of April 30, 2002, their fair values were $0.1 million, $3.9 million and ($3.9) million, respectively. As of April 30, 2002, the fair values of these non-hedging derivative instruments are recorded in Other Liabilities in the Statement of Consolidated Financial Condition. The changes in fair value for the quarter were recorded in Retail Note Revenue and were not material.

3. On November 30, 2000, the Corporation's Board of Directors approved management's plan for the sale of Harco National Insurance Company ("Harco"), a wholly-owned insurance subsidiary. On November 30, 2001, the Corporation completed the sale of all of the stock of Harco to IAT Reinsurance Syndicate Ltd., a Bermuda reinsurance company. Cash proceeds of $63.3 million were received. The Harco insurance segment was accounted for as a discontinued operation, and accordingly, amounts in the consolidated financial statements and notes thereto for all periods shown have been restated to reflect discontinued operations accounting.


4. The Corporation's primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and
     International's dealers, and as a result, the Corporation's finance receivables and leases have significant concentration in the trucking
     industry.   On  a  geographic  basis,   there  is  not  a  disproportionate
     concentration of credit risk in any area of the United States. The Corporation retains as collateral a security interest in the equipment associated with wholesale notes, retail notes and leases.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Corporation securitizes and sells finance receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC") and Truck Engine Receivables Financing Corporation ("TERFCO"), all special purpose, wholly-owned subsidiaries of the Corporation. The sales of finance receivables in each of the securitizations constitute sales under accounting principles generally accepted in the United States, with the result that the sold finance receivables are removed from the Corporation's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities. However, the special purpose entity's residual interest in the related trusts or assets held by the conduit is reflected on the Corporation's Statement of Consolidated Financial Condition as assets. NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold finance receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to the Corporation or affiliated companies. The terms of receivable sales generally require the Corporation to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits. The use of such cash reserves by the Corporation is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions as of April 30, 2002 was $401.1 million; however, management believes the recorded allowance for losses are adequate.

     As of April 30, 2002, the Corporation had a $500.0 million revolving retail warehouse facility due in October 2005. On October 16, 2000, Truck Retail Installment Paper Corporation ("TRIP"), a special purpose wholly-owned subsidiary of the Corporation, issued $475.0 million of senior class AAA rated and $25.0 million of subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible finance receivables from the Corporation and establish a revolving retail warehouse facility for the Corporation's retail notes and leases, other than fair market value leases.

     The Corporation continues to service the sold finance receivables, for which a servicing fee is received. Servicing fees are earned on a level yield basis over the terms of the related finance receivables and are included in Servicing Fee Income. Servicing fees are typically set at 1.0% of average outstanding net finance receivable balances, representing the Corporation's estimated costs to service the finance receivables.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Gains or losses on sales of finance receivables are estimated based upon the present value of future expected cash flows using assumptions for prepayment speeds and current market interest rates. These assumptions use management's best estimates commensurate with the risks involved. An allowance for credit losses is provided prior to the receivables sale and is reclassified to Amounts Due from Sales of Receivables upon sale.

     Finance receivable  balances do not include finance receivables sold by the
     Corporation  to  public  and  private   investors  with  limited   recourse
     provisions. Outstanding sold finance receivable balances are as follows:

                                                             April 30            October 31            April 30
                                                               2002                 2001                 2001
                                                        -----------------    ------------------    ----------------
                                                                             ($ Millions)

      Retail notes, net of unearned finance.............      $2,078.4              $1,862.6             $2,421.3
      Wholesale notes...................................         693.6                 797.3                856.0
      Retail accounts...................................         200.0                 191.3                175.9
          Total.........................................      $2,972.0              $2,851.2             $3,453.2

     Additional financial data for serviced finance receivables as of April 30, 2002 and for the six months then ended is as follows:

                                                   Retail                            Wholesale
                                                    Notes           Leases             Notes           Accounts
                                                -------------    ------------     ---------------    --------------

                                                                      ($ Millions)
      Gross serviced finance
         receivables......................        $2,516.3          $498.0            $744.8            $351.2
      Gross serviced finance receivables with
         installments past due
          over 30 days....................                                               5.4              11.2
          over 60 days....................            23.4             5.3

      Credit losses net of recoveries.....             9.7             0.6               0.2               0.0


     During the six months ended April 30, 2002, the Corporation sold $888.0 million of retail notes, net of unearned finance income, through NFRRC in two separate sales. The Corporation sold the retail notes to owner trusts, which, in turn issued $1,000.0 million of asset-backed securities that were sold to investors. Aggregate net gains of $23.5 million were recognized on these sales. Aggregate gains are net of $3.4 million in losses on forward rate contracts. The Corporation uses forward rate contracts to limit its exposure to interest rate fluctuations on newly acquired retail notes prior to their inclusion in a securitization.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     As of April 30, 2002, NFSC has in place a revolving wholesale note trust that provides for the funding of $837.0 million of eligible wholesale notes. The trust is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 million tranche of investor certificates maturing in 2005 and a variable funding certificate with a maximum capacity of $25.0 million. This facility expires in January 2003, with an option for renewal. As of April 30, 2002, TERFCO has in place a revolving trust that provides for the funding of $100.0 million of eligible Ford accounts receivables. This facility will mature in 2006. As of April 30, 2002, TRAC has in place a revolving retail account conduit that provides for the funding of $100.0 million of eligible retail accounts. This facility expires in August 2002 with an option for renewal.

     When finance receivables are sold, the Corporation retains an interest in the securitized receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. The following is a summary of retained interests included in Amounts Due from Sales of
     Receivables:

                                                              April 30            October 31          April 30
                                                                 2002                 2001                2001
                                                         -----------------  ---------------------  ---------------
                                                                                 ($ Millions)

      Cash held and invested by trusts..................        $153.5              $146.6                $176.3
      Subordinated retained interests in wholesale
         receivables....................................         126.7               127.1                 137.3
      Subordinated retained interests in retail
         receivables....................................          93.1                56.4                  82.0
      Interest-only strips..............................          27.7                10.1                  16.8
      Allowance for credit losses.......................         (18.4)              (16.7)                (21.2)
         Total..........................................        $382.6              $323.5                $391.2

     The fair value of cash deposits included in Amounts Due from Sales of Receivables approximates the carrying value due to the short-term nature and variable interest rate terms of the cash deposits. The subordinated retained interests in wholesale receivables principally consist of wholesale notes or marketable securities. The subordinated retained interests in retail receivables principally consist of certain cash collections on retail notes and retail accounts. Due to the short-term nature of these assets, their fair value approximates carrying value.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Key economic assumptions used in measuring the interest-only strip at the date of the securitization for securitizations completed during the fiscal year and as of April 30, 2002 for all outstanding securitizations, were as follows:

                                                    At date of                  April 30,
                                                  Securitization                  2002
                                               --------------------         ----------------

     Prepayment speed........................      1.4%.- 1.6%               1.4% - 1.6%
     Weighted average remaining life.........        40 months                 31 months

     Residual cash flows discount rate.......    7.85%.- 9.61%                     6.93%


     The impact of hypothetical 10% and 20% adverse changes in these assumptions would have no material effect on the fair value of the interest-only strips as of April 30, 2002. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the interest-only strips is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another.

     The following table summarizes certain cash flows received from and (paid to) securitization trusts/conduits during the six months ended April 30, 2002:

                                                                                    ($ Millions)
      Proceeds from initial sales of receivables, net..........................        $999.0
      Proceeds from subsequent sales of receivables into revolving facilities..       2,239.9
      Servicing fees received..................................................          11.8
      All other cash received from trusts.................................. ....        123.3
      Purchase of delinquent or foreclosed receivables.........................         (30.8)
      Cash used for pool buybacks..............................................         (44.6)


5. The allowance for losses on serviced finance receivables is summarized as follows:

                                                 April 30       October 31        April 30
                                                     2002             2001            2001
--------------------------------------------------------------------------------------------
                                                               ($ Millions)
Allowance for losses at beginning of period....     $30.0            $26.2           $26.2
Provision for losses...........................      10.5             27.8            14.1
Net losses charged to allowance................     (10.5)           (24.0)          (10.3)
     Allowance for losses at end of period.....     $30.0            $30.0           $30.0

Allowance pertaining to:
     Owned finance receivables.................     $11.6            $13.3            $8.8
     Sold finance receivables..................      18.4             16.7            21.2
         Total.................................     $30.0            $30.0           $30.0

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. On November 18, 2001, the Corporation entered into an agreement to guarantee the peso-denominated debt of Navistar's Mexican finance subsidiary, Servicios Financieros Navistar, S.A. DE C.V., up to the amount of 500 million pesos (equivalent to $53.4 million U.S. dollars). As of April 30, 2002, the outstanding balance of peso-denominated debt was equivalent to $53.4 million U.S. dollars.

     As of April 30, 2002, the Corporation had an $820.0 million contractually committed bank revolving credit facility that will mature in November 2005. Under the revolving credit agreement, Navistar's three Mexican finance subsidiaries are permitted to borrow up to $100.0 million in the aggregate, which is guaranteed by the Corporation. As of April 30, 2002, the outstanding balance on the Mexican finance subsidiaries' portion of the revolver was $50.0 million.


7. On March 25, 2002, the Corporation issued $220.0 million of 4.75% subordinated exchangeable notes. The Corporation received $175.1 million, before expenses, and Navistar received $50.5 million. The Corporation intends to use the proceeds for general business purposes, including working capital.

     The notes are exchangeable before maturity into Navistar common stock at an initial exchange price of $55.73 per share, subject to adjustment under the terms of the notes. The notes will mature on April 1, 2009, unless exchanged or redeemed at an earlier date.

     The Corporation may redeem some or all of the notes on or after April 1, 2005. In addition, the holders may require the Corporation to repurchase the notes before April 1, 2009. The notes are general unsecured obligations of the Corporation and are subordinated in right of payment to the Corporation's existing and future senior indebtedness. The notes are also effectively subordinated to the Corporation's secured indebtedness and other liabilities, including trade payables, of the Corporation's subsidiaries.

     As of April 30, 2002, the Corporation had unaccreted discount of $49.8 million related to the exchangeable notes.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   The Corporation's total comprehensive income was as follows:

                                                Three Months                   Six Months
                                               Ended April 30                Ended April 30
                                           -----------------------      -------------------------
                                           ------------ ----------      ------------- -----------
                                               2002         2001             2002         2001
                                           ------------ ----------      ------------- -----------
                                                               ($ Millions)
       Net Income . . . . . . . . . . . .     $10.5        $12.8            $27.9        $25.6
       Change in net unrealized gain on
         derivative . . . . . . . . . . .      (0.1)           -              0.6            -
          Total Comprehensive Income. . .     $10.4        $12.8            $28.5        $25.6

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Certain statements under this caption, which involve risks and uncertainties, constitute "forward-looking statements" under the Securities Reform Act. Navistar Financial Corporation's ("Corporation") actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Outlook."


Financing Volume

In the first half of fiscal 2002 industry retail sales of Class 5 through 8 trucks were approximately 12.2% lower than 2001. The Corporation's retail financing acquisitions in fiscal 2002, include retail notes and leases, were $481.2 million, 2.5% lower than 2001. The decrease was primarily due to a reduction in industry retail sales offset, in part, by an increase in the Corporation's finance market share of new International trucks sold in the U.S. to 20.7% in 2002 from 15.2% in fiscal 2001. Serviced retail notes and lease financing balances totaled $2,796.4 million and $3,194.5 million as of April 30, 2002 and 2001, respectively.

The Corporation provided 96% of the wholesale financing of new trucks sold to International's dealers in the first half of fiscal 2002 and 2001. Serviced wholesale note balances were $744.8 million as of April 30, 2002, a 31.4% decrease compared to the same period of 2001. The decrease is primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.


Results of Continuing Operations

Pretax income was $44.6 million and $41.8 million in the first half of fiscal 2002 and 2001, respectively. The increase was primarily the result of higher gains on sales of retail note receivables.

Retail note financing revenue was $50.9 million in the first half of 2002 compared to $48.7 million in 2001. The increase is primarily the result of higher gains on sales of retail note receivables. Aggregate net gains on the sales were $23.5 million on $888.0 million of retail note receivables and $18.0 million on $1,275.0 million of retail note receivables in the first half of fiscal 2002 and 2001, respectively.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Continuing Operations (continued)

Lease financing revenue was $46.9 million in the first half of 2002 compared to $50.1 million in 2001. The decrease is primarily the result of lower average lease financing balances.

Wholesale note revenue was $13.1 million in the first half of fiscal 2002 compared to $25.1 million in 2001. The decrease is primarily a result of lower average serviced wholesale balances.

Retail and wholesale account revenue was $10.0 million in the first half of 2002 compared to $15.3 million in fiscal 2001. The decrease is primarily the result of lower average serviced balances.

Servicing fee income was $11.8 million in the first quarter of 2002 compared to $16.3 million in the first quarter of fiscal 2001. The decrease was primarily the result of lower average sold finance receivables balances.

Marketable securities revenue was $5.0 million in the first half of 2002 compared to $13.3 million in 2001. The decrease was primarily the result of lower average interest rates.

Borrowing costs totaled $33.4 million in the first half of fiscal 2002 compared with $59.3 million during the first half of 2001. The decrease is primarily due to the Corporation's lower weighted average interest rate on all debt and to lower debt balances. Weighted average interest rate on all debt decreased to 4.3% in the first half of fiscal 2002 from 6.4% in the first half of fiscal 2001. The decrease in the Corporation's weighted average interest rate is primarily a result of lower LIBOR rates.

Provision for losses on finance receivables totaled $10.5 million for the first half of 2002 compared to $14.1 million in 2001. The decrease in 2002 was primarily due to a decrease in repossession frequency. The Corporation's allowance for losses as a percentage of serviced finance receivables was .77%, ..71% and .66% as of April 30, 2002, October 31, 2001 and April 30, 2001,
respectively.


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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

In March 2002, Standard and Poor's and Fitch lowered the Corporation's senior debt ratings to BB+ from BBB-, while Fitch also lowered the subordinated debt ratings to BB- from BB.

Operations provided $115.0 million in cash in the first half of 2002 primarily because of the increase of $66.7 million in net accounts payable to affiliates. Financing activities provided $124.4 million to cash during this period primarily as a result of the sale of retail notes and the sale of Harco National Insurance Company, offset by purchases of marketable securities for the revolving retail warehouse facility and purchases of retail notes and lease receivables. Financing activities used $170.6 million primarily to decrease the bank revolving credit facility.

On March 25, 2002, the Corporation issued $220.0 million of 4.75% subordinated exchangeable notes. The Corporation received $175.1 million, before expenses, and Navistar received $50.5 million. The Corporation intends to use the proceeds for general business purposes, including working capital.

The Corporation securitizes and sells finance receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC") and Truck Engine Receivables Financing Corporation ("TERFCO"), all special purpose, wholly-owned subsidiaries of the Corporation. The sales of finance receivables in each of the securitizations constitute sales under accounting principles generally accepted in the United States, with the result that the sold finance receivables are removed from the Corporation's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities. However, the special purpose entity's residual interest in the related trusts or assets held by the conduit is reflected on the Corporation's Statement of Consolidated Financial Condition as assets.

During the six months ended April 30, 2002, the Corporation sold $888.0 million of retail notes, net of unearned finance income, through NFRRC in two separate sales. The Corporation sold the retail notes to owner trusts, which, in turn issued $1,000.0 million of asset-backed securities that were sold to investors. Aggregate net gains of $23.5 million were recognized on these sales. As of April 30, 2002, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,500.0 million.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Funds Management (continued)

In November 2000, the Corporation established Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, for the purpose of securitizing engine accounts receivable. On November 21, 2000, the Corporation securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from International Truck and Engine Corporation ("International") to Ford Motor Company. The transaction provides for funding of $100.0 million and matures in 2006. As of April 30, 2002, the Corporation has utilized $100.0 million of this facility.

Truck Retail Accounts Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving retail account conduit that provides for the funding of $100.0 million of eligible retail accounts. As of April 30, 2002, the Corporation has utilized $100.0 million of this facility. The facility expires in August 2002 with an option for renewal.

As of April 30, 2002, Navistar Financial Securities Corporation ("NFSC"), a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of $837.0 million of eligible wholesale notes. It is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 million tranche of investor certificates maturing in 2005 and variable funding certificates with a maximum capacity of $25.0 million maturing in January 2003. As of April 30, 2002, NFSC has utilized $693.7 million of the revolving wholesale note trust.

As of April 30, 2002, available funding under the bank revolving credit facilities, the revolving retail warehouse facility and the revolving wholesale note trust was $1,165.3 million. When combined with unrestricted cash and cash equivalents, $1,251.4 million was available to fund the general business purposes of the Corporation.


Business Outlook

Retail deliveries of Class 5 through Class 8 trucks, including school buses, in the U.S. in fiscal 2002 are forecasted to decrease approximately 9% from fiscal 2001. Increased volatility in the capital markets is likely to put additional pressure on the funding rates available to the Corporation in the asset-backed public market and other debt financing markets.

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

No reports on Form 8-K were filed during the three months ended April 30, 2002.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Navistar Financial Corporation
                                                            (Registrant)





Date June 10, 2002                            /s/Ronald D. Markle
                                                 R. D. Markle
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)