Form 10-Q
period 2002-07-31
NAVISTAR FINANCIAL CORP
filed 2002-09-13
CIK 51303

                                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C.  20549

                                                      FORM 10-Q

                             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended July 31, 2002

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

                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of July 31, 2002, the number of shares outstanding of the registrant's common stock was 1,600,000.

 THE REGISTRANT IS A WHOLLY-OWNED  SUBSIDIARY OF  INTERNATIONAL  TRUCK AND ENGINE  CORPORATION AND MEETS THE CONDITIONS SET FORTH IN
 GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                         NAVISTAR FINANCIAL CORPORATION
                                                AND SUBSIDIARIES

                                                      INDEX

                                                                                                        Page

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Statements of Consolidated Income and Retained Earnings --
               Three Months and Nine Months Ended July 31, 2002 and 2001................................  2

               Statements of Consolidated Financial Condition --
               July 31, 2002; October 31, 2001; and July 31, 2001.......................................  3

               Statements of Consolidated Cash Flow --
               Nine Months Ended July 31, 2002 and 2001.................................................  4

               Notes to Consolidated Financial Statements...............................................  5

   Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition.................................................... 13

   Item 4.     Controls and Procedures.................................................................. 17

PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K......................................................... 18

               99.1 CEO Certification Pursuant to
               18 U.S.C. Section 1350, as adopted pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002.........................................E-1

               99.2 CFO Certification Pursuant to
               18 U.S.C. Section 1350, as adopted pursuant

                                                    PART I - FINANCIAL INFORMATION
Item 1.   Financial Statement

                 Navistar Financial Corporation and Subsidiaries

       Statements of Consolidated Income and Retained Earnings (Unaudited)
                               Millions of Dollars
                                                                    Three Months Ended           Nine Months Ended
                                                                   July           July          July            July
                                                                   2002           2001          2002            2001
Revenues
        Retail Notes  . . . . . . . . . . . . . . . . . . .       $ 11.6         $ 14.9        $ 62.5         $ 63.6
        Lease Financing . . . . . . . . . . . . . . . . . .         23.1           24.7          70.0           74.8
        Wholesale Notes . . . . . . . . . . . . . . . . . .          7.5           10.6          20.6           35.7
        Accounts  . . . . . . . . . . . . . . . . . . . . .          4.1            7.5          14.1           22.8
        Servicing Fee Income  . . . . . . . . . . . . . . .          6.3            8.1          18.1           24.4
        Marketable Securities . . . . . . . . . . . . . . .          2.2            5.2           7.2           18.5
                      Total . . . . . . . . . . . . . . . .         54.8           71.0         192.5          239.8

Expenses
        Cost of Borrowing
                      Interest Expense. . . . . . . . . . .         14.0           20.8          43.5           75.6
                      Other . . . . . . . . . . . . . . . .          2.1            2.3           6.0            6.8
                      Total . . . . . . . . . . . . . . . .         16.1           23.1          49.5           82.4
        Credit, Collection and Administrative . . . . . . .         10.5           12.0          30.7           35.3
        Provision for Losses on Receivables . . . . . . . .          5.1            6.1          15.6           20.2
        Depreciation and Other Expense. . . . . . . . . . .         14.5           14.8          43.5           45.1
                      Total . . . . . . . . . . . . . . . .         46.2           56.0         139.3           183.0

Income Before Taxes. . . . . . . . . . . . . . . . . . . . .         8.6           15.0          53.2            56.8

Taxes on Income. . . . . . . . . . . . . . . . . . . . . . .         2.9            5.7          20.3            21.9

Income from Continuing Operations. . . . . . . . . . . . . .         5.7            9.3          32.9            34.9
Gain on Disposal of Discontinued Operations,
        (net of tax of $0.0, $0.0, $0.5 and $0.0) . . . . .            -              -           0.7               -
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .         5.7            9.3          33.6            34.9

Retained Earnings
        Beginning of Period . . . . . . . . . . . . . . . .        191.3          134.5         163.4           134.9
        Dividends Paid. . . . . . . . . . . . . . . . . . .            -              -             -           (26.0)
        End of Period . . . . . . . . . . . . . . . . . . .      $ 197.0         $ 143.8       $ 197.0        $ 143.8

See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries

                 Statements of Consolidated Financial Condition
                               Millions of Dollars
                                                                                 July            October            July
                                                                                 2002              2001             2001
                                                                              (Unaudited)                        (Unaudited)
ASSETS

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . .             $ 57.4           $ 22.3            $ 40.6
Finance Receivables
         Retail Notes. . . . . . . . . . . . . . . . . . . . . . .               519.9            634.1             364.0
         Lease Financing . . . . . . . . . . . . . . . . . . . . .               182.4            211.5             216.8
         Wholesale Notes . . . . . . . . . . . . . . . . . . . . .                34.6             31.7              43.1
         Accounts. . . . . . . . . . . . . . . . . . . . . . . . .                78.4            215.5             135.2
                                                                                 815.3          1,092.8             759.1
         Allowance for Losses. . . . . . . . . . . . . . . . . . .               (13.6)           (13.3)            (10.4)
                     Finance Receivables, Net. . . . . . . . . . .               801.7          1,079.5             748.7

Amounts Due from Sales of Receivables . . . . . . . . . . . . . . .              455.7            323.5             416.5
Net Investment in Operating Leases. . . . . . . . . . . . . . . . .              263.6            283.8             285.6
Repossessions . . . . . . . . . . . . . . . . . . . . . . . . . . .               33.8             77.7              70.5
Restricted Marketable Securities. . . . . . . . . . . . . . . . . .              255.0            213.7             399.9
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .               34.3             48.5              30.0
Net Assets of Discontinued Operations . . . . . . . . . . . . . . .                  -             61.9              48.8

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,901.5        $ 2,110.9         $ 2,040.6

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates. . . . . . . . . . . . . . . . .             $ 51.3           $ 14.2           $ 128.7
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               86.5             90.6              65.3
Senior and Subordinated Debt. . . . . . . . . . . . . . . . . . . .            1,376.7          1,652.6           1,511.4
Dealers' Reserves . . . . . . . . . . . . . . . . . . . . . . . . .               21.5             22.2              22.3

Shareowner's Equity
         Capital Stock (Par value $1.00, 1,600,000 shares
           issued and outstanding) and Paid-In Capital. . . . . . . .            171.0            171.0             171.0
         Retained Earnings. . . . . . . . . . . . . . . . . . . . . .            197.0            163.4             143.8
         Accumulated Other Comprehensive Loss . . . . . . . . . . . .             (2.5)            (3.1)             (1.9)
                     Total . . . . . . . . . . . . . . . . . . . . . .           365.5            331.3             312.9

Total Liabilities and Shareowner's Equity. . . . . . . . . . . . . . .       $ 1,901.5        $ 2,110.9         $ 2,040.6

See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
                Statements of Consolidated Cash Flow (Unaudited)
                               Millions of Dollars
                                                                                 July           July
Nine Months Ended                                                                2002           2001
Cash Flow From Operations
      Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 33.6         $ 34.9
      Adjustment to reconcile net income to
       cash provided from operations:
        Gains on sales of receivables, net . . . . . . . . . . . . . . .        (25.4)         (20.5)
        Depreciation and amortization . . . . . . . . . . . . . . . . . .        45.4           46.4
        Provision for losses on receivables . . . . . . . . . . . . . . .        15.6           20.2
        Increase (decrease) in accounts payable to affiliates . . . . . .        37.1         (137.7)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18.9            3.1
                       Total. . . . . . . . . . . . . . . . . . . . . . .       125.2          (53.6)
Cash Flow From Investing Activities
      Proceeds from sold retail notes, net. . . . . . . . . . . . . . . .       999.0        1,190.3
      Change in amounts due and deferred from retail note sales . . . . .      (132.2)        (100.0)
      Purchases of retail notes and lease receivables . . . . . . . . . .      (704.3)        (663.3)
      Principal collections on retail notes and lease receivables,
         net of change in unearned finance income . . . . . . . . . . . .       (97.0)         136.1
      Net repurchase of sold wholesale notes . . . . . . . . . . . . . .       (104.9)        (211.9)
      Cash collections, net of acquisitions, for wholesale
         notes and accounts receivable. . . . . . . . . . . . . . . . . .       239.0          349.0
      Proceeds from sold retail accounts. . . . . . . . . . . . . . . . .           -           89.1
      Net (purchase)/sale or maturities of restricted
         marketable securities. . . . . . . . . . . . . . . . . . . . . .       (41.4)        (314.8)
      Purchase of equipment leased to others. . . . . . . . . . . . . . .       (51.7)         (85.4)
      Sale of equipment leased to others. . . . . . . . . . . . . . . . .        23.6           48.4
      Proceeds from sale of discontinued operations . . . . . . . . . . .        63.3              -
                       Total. . . . . . . . . . . . . . . . . . . . . . .       193.4          437.5
Cash Flow From Financing Activities
      Net decrease in bank revolving credit facility usage. . . . . . . .      (324.0)        (354.0)
      Proceeds from issuance of convertible debt. . . . . . . . . . . . .       169.5              -
      Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . .        (6.2)             -
      Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . .        70.4           93.8
      Principal payments on long-term debt. . . . . . . . . . . . . . . .      (193.2)         (98.8)
      Dividends paid to International . . . . . . . . . . . . . . . . . .           -          (26.0)
                       Total. . . . . . . . . . . . . . . . . . . . . . .      (283.5)        (385.0)
Increase in Cash and Cash Equivalents from
   Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . .         35.1           (1.1)
Net Cash from Discontinued Operations. . . . . . . . . . . . . . . . . .            -            0.1
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . .         22.3           41.6
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . .       $ 57.4         $ 40.6
Supplementary disclosure of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 46.3         $ 87.3
  Income taxes paid , net of refunds . . . . . . . . . . . . . . . . . .       $ 16.4         $ 10.6

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

   The Corporation is exposed to interest rate risk relating to changes in market  interest  rates. As part of its overall  strategy to manage  the level of  exposure  to the risk of  interest  rates  adversely  affecting  net  interest  income , the Corporation uses interest rate swaps,  interest rate caps, and forward contracts.  The Corporation is  also occasionally  required  by  third parties  to  use derivative  instruments  to make  financing  possible  under sold note  arrangements.  The  Corporation's policy prohibits the use of derivative financial instruments for speculative purposes.

   On the date the  Corporation  enters into a derivative  contract,  management  designates the derivative as either a hedging or a non-hedging  instrument.  Additionally,  management  distinguishes  between  fair value  hedging  instruments,  cash flow hedging instruments, and other derivative instruments.

   The Corporation  recognizes all derivatives as assets or liabilities in the statement of financial condition and measures them at fair  value.  When  certain  criteria  are met, it also  provides  for  matching  the timing of gain or loss  recognition  on the derivative  hedging  instrument  with the recognition of changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk.  Changes in the fair value of  derivatives,  which are not designated as or which do not qualify as hedges for accounting purposes, are reported in the Statement of Consolidated Income.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

   In connection  with the $179.0 million  floating rate portion of the $500.0 million sale of retail note  receivables  that closed on November 1, 2001, the  Corporation  entered into two interest rate swaps.  The notional  amount of each interest rate swap was
   $179.0  million.  As of July 31,  2002,  the fair value of the swaps were $2.2 million and ($2.2)  million.  The purpose of these swaps was to convert  the  floating  rate  interest  of the bonds into fixed rate  interest  to match the  interest  basis of the receivables pool sold to the owner trust, and to protect the Corporation  from interest rate volatility.  The net outcome,  after applying the effect of these swaps,  results in the Corporation  paying a fixed rate of interest on the projected  balance of the pool. To the extent that actual pool balances differ from the projected  balances,  the  Corporation  has retained  interest rate exposure on this difference. These two derivatives are accounted for as non-hedging derivative instruments.

   As of July 31, 2002, the Corporation has several  outstanding  derivative  instruments that were entered into before fiscal 2002.
   One interest rate swap is classified as a cash flow hedge  derivative  instrument  with a notional  amount of $32.3 million and a fair value as of July 31, 2002 of ($1.7) million.  The fair value of this  derivative  instrument as of July 31, 2002 is recorded in Other  Liabilities  in the  Statement  of  Consolidated  Financial  Condition  and the change in fair value for the quarter is recorded net of tax in Accumulated  Other  Comprehensive  Loss as a $0.1 million loss. The Corporation has two interest rate swap agreements that are classified as non-hedging  derivative  instruments  with notional amounts of $20.3 million and $16.6 million.
   As of July 31, 2002,  their fair values were ($0.9) million and $1.0 million,  respectively.  The  Corporation has three interest rate caps that are classified as non-hedging  derivative  instruments with notional amounts of $58.3 million,  $500.0 million and
   $500.0 million. As of July 31, 2002, their fair values were $0.0 million,  $4.7 million and ($4.7) million,  respectively.  As of
   July 31, 2002, the fair values of these non-hedging  derivative instruments are recorded in Other Liabilities in the Statement of
   Consolidated  Financial  Condition.  The changes in fair value for the quarter were  recorded in Retail Note Revenue and were not material.

3. On November  30,  2000,  the  Corporation's  Board of  Directors  approved  management's  plan for the sale of Harco  National
   Insurance Company ("Harco"),  a wholly-owned  insurance  subsidiary.  On November 30, 2001, the Corporation completed the sale of all of the stock of Harco to IAT Reinsurance  Syndicate Ltd., a Bermuda reinsurance company.  Cash proceeds of $63.3 million were received.  The  Harco  insurance  segment  was  accounted  for as a  discontinued  operation,  and  accordingly,  amounts  in the consolidated  financial  statements  and notes  thereto,  for all  periods  shown,  have been  restated  to reflect  discontinued
   operations accounting.

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
   Financing  Corporation  ("TERFCO"),  all special  purpose,  wholly-owned  subsidiaries of the  Corporation.  The sales of finance receivables in each of the securitizations  constitute sales under accounting principles generally accepted in the United States, with the result that the sold finance receivables are removed from the Corporation's  balance sheet and the investor's  interests in the related trust or conduit are not reflected as liabilities.  However,  the special purpose entity's  residual  interests in the  related  trusts or assets held by the conduit  are  reflected  on the  Corporation's  Statement  of  Consolidated  Financial
   Condition as assets.  NFRRC,  NFSC,  TRAC and TERFCO have limited  recourse on the sold finance  receivables and their assets are available  to  satisfy  the  claims of their  creditors  prior to such  assets  becoming  available  for their own uses or to the
   Corporation  or  affiliated  companies.  The terms of  receivable  sales  generally  require the  Corporation  to provide  credit enhancements  in the form of over  collateralizations  and/or cash reserves  with the trusts and  conduits.  The use of such cash reserves by the Corporation is restricted  under the terms of the securitized  sales  agreements.  The maximum exposure under all receivable sale recourse provisions as of July 31, 2002 was $472.1 million;  however,  management believes the recorded allowance for losses is adequate.

   As of July 31, 2002, the Corporation had a $500.0 million  revolving  retail  warehouse  facility due in October 2005. On October
   16, 2000, Truck Retail  Instalment Paper  Corporation  ("TRIP"),  a special purpose  wholly-owned  subsidiary of the Corporation, issued  $475.0  million of senior class AAA rated and $25.0 million of  subordinated  class A rated  floating  rate  asset-backed notes.  The proceeds were used to establish a revolving  retail  warehouse  facility to fund the  Corporation's  retail notes and leases,  other than fair market value leases.  The  outstanding  balance of this facility is included in Senior and  Subordinated
   Debt on the Statement of Financial Condition.

   The  Corporation  continues to service the sold finance  receivables,  for which a servicing fee is received.  Servicing fees are earned on a level  yield basis over the terms of the related  finance  receivables  and are  included  in  Servicing  Fee Income.
   Servicing fees are typically set at 1.0% of average outstanding net finance receivable  balances,

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

   representing the Corporation's estimated costs to service the finance receivables.

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

                                                          July 31,            October 31,           July 31,
                                                            2002                 2001                 2001
                                                     -----------------    ------------------    ----------------
                                                                          ($ Millions)
   Retail notes, net of unearned finance income......
                                                           $1,805.2              $1,862.6             $2,222.7
   Wholesale notes...................................         680.0                 797.3                671.0
   Retail accounts...................................         163.8                 191.3                139.9
       Total.........................................      $2,649.0              $2,851.2             $3,033.6

   Additional financial data for serviced finance receivables as of July 31, 2002 and for the nine months then ended is as follows:

                                                Retail                           Wholesale
                                                 Notes           Leases             Notes           Accounts
                                             -------------    ------------     ---------------    --------------

                                                                       ($ Millions)
   Gross serviced finance
      receivables......................        $2,573.5         $473.4              $714.6            $278.4
   Gross serviced finance receivables with
      installments past due
       over 30 days....................                                                5.8              18.7
       over 60 days....................            16.6            5.4

   Credit losses net of recoveries.....            14.5            1.1                 0.0               0.0

   During the nine months ended July 31, 2002,  the  Corporation  sold  $1,000.0  million of retail notes,  net of unearned  finance income,  through  NFRRC in two separate  sales.  The  Corporation  sold the retail notes to owner trusts,  which,  in turn issued
   $1,000.0  million of asset-backed  securities  that were sold to investors.  Aggregate net gains of $25.4 million were recognized on these sales.  Aggregate gains are net of $3.4 million in losses on forward rate contracts.  The Corporation  uses forward rate contracts  to limit its exposure to interest  rate  fluctuations  on newly  acquired  retail notes prior to their  inclusion in a securitization.  During July, 2002, the Corporation  entered into five forward rate contracts for an aggregate notional amount of
   $300.0

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

   million in  anticipation  of its October  planned retail notes and leases sale. As of July 31, 2002,  outstanding  forward contracts had a net fair value of ($1.8) million. These forward rate contracts are accounted for as non-hedging instruments.  The change in fair value has been recorded as a $1.8 million loss in Retail Notes Revenue.

   As of July 31,  2002,  NFSC has in place a revolving  wholesale  note trust that  provides  for the funding of $837.0  million of eligible  wholesale  notes. The trust is comprised of three $200.0 million  tranches of investor  certificates  maturing in 2003,
   2004 and 2008, a $212.0 million  tranche of investor  certificates  maturing in 2005 and a variable  funding  certificate  with a maximum capacity of $25.0 million. The variable funding certificate expires in January 2003 with an option for renewal.

   As of July 31,  2002,  TERFCO has in place a revolving  trust that  provides for the funding of $100.0  million of eligible  Ford accounts receivables. This facility will mature in 2006.

   As of July 31, 2002,  TRAC has in place a revolving  retail  account  conduit that provides for the funding of $100.0  million of eligible  retail  accounts.  This  facility  was renewed in August 2002.  It expires in August 2003 and is renewable  upon mutual consent of the parties.

   When  finance  receivables  are  sold,  the  Corporation  retains  an  interest  in the  securitized  receivables  in the form of interest-only  strips,  servicing  rights,  cash reserve  accounts and subordinated  certificates.  The following is a summary of retained interests included in Amounts Due from Sales of Receivables:

                                                          July 31,             October 31,        July 31,
                                                            2002                  2001              2001
                                                      -----------------  ---------------------  ---------------
                                                      -----------------  ---------------------  ---------------
                                                                              ($ Millions)

   Cash held and invested by trusts..................      $180.4               $146.6             $173.6
   Subordinated retained interests in wholesale
      receivables....................................       126.5                127.1              126.8
   Subordinated retained interests in retail
      receivables....................................       143.0                 56.4              121.5
   Interest-only strips..............................        22.2                 10.1               14.2
   Allowance for credit losses.......................       (16.4)               (16.7)             (19.6)
      Total..........................................      $455.7               $323.5             $416.5

   The fair value of cash held and invested by trusts  approximates  the carrying  value due to the  short-term  nature and variable interest rate terms of the cash deposits.  The subordinated  retained interests in wholesale  receivables  consist principally of wholesale notes or marketable  securities.  The subordinated retained interests in retail receivables consist principally of cash and marketable securities. Due to the short-term nature of these assets, their fair value approximates carrying value.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

   Key economic  assumptions  used in measuring  the  interest-only  strips at the date of the  securitization  for  securitizations completed during the fiscal year and as of July 31, 2002 for all outstanding securitizations, were as follows:

                                                                At date of                   July 31,
                                                              Securitization                   2002
                                                           ----------------------    --------------------------
                                                           ----------------------    --------------------------

   Prepayment speed.................................          1.4%.- 1.6%                      1.9%
   Weighted average remaining
   life.............................................           40 months                   30 months
   Residual cash flows discount rate................         6.93%.- 9.61%               4.90% - 6.12%

   The impact of  hypothetical  10% and 20% adverse  changes in these  assumptions  would have no material effect on the fair value of the interest-only strips as of July 31, 2002. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular  assumption  on the fair value of the  interest-only  strips is calculated  without  changing any other assumption; in reality, changes in one factor may result in changes in another.

   The following table summarizes  certain cash flows  received from and (paid to)  securitization  trusts/conduits  during the nine months ended July 31, 2002:
                                                                                          ($ Millions)
                                                                                    ----------------------------
                                                                                    ----------------------------
   Proceeds from initial sales of receivables, net................................           $999.0
   Proceeds from subsequent sales of receivables into revolving facilities........          3,385.3
   Servicing fees received........................................................             18.1
   All other cash received from trusts............................................            179.3
   Purchase of delinquent or foreclosed receivables...............................            (35.1)
   Cash used to repurchase receivables............................................           (165.0)

5. The allowance for losses on serviced finance receivables is summarized as follows:

                                                                                 July 31,        October 31,       July 31,
                                                                                   2002             2001              2001
                                                                              --------------   --------------   ---------------
                                                                                                ($ Millions)
   Allowance for losses at beginning of period..............................      $30.0            $26.2             $26.2
   Provision for losses.....................................................       15.6             27.8              20.2
   Net losses charged to allowance..........................................      (15.6)           (24.0)            (16.4)
        Allowance for losses at end of period...............................      $30.0            $30.0             $30.0

   Allowance pertaining to:
        Owned finance receivables...........................................      $13.6            $13.3             $10.4
        Sold finance receivables............................................       16.4             16.7              19.6
            Total...........................................................      $30.0            $30.0             $30.0

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

6. As of July 31, 2002, the  Corporation  had an $820.0 million  contractually  committed bank revolving  credit  facility that will mature in November  2005.  Under the revolving  credit  agreement,  Navistar's  three  Mexican  finance  subsidiaries,  Servicios
   Financieros  Navistar,  S.A. de  C.V.("SOFOL"),  Arrendadora  Financiera  Navistar,  S.A. de  C.V.("Arrendadora"),  and  Navistar
   Comercial S.A. de C.V., are permitted to borrow up to $100.0  million in the aggregate,  which is guaranteed by the  Corporation.
   As of July 31, 2002, the outstanding balance on the Mexican finance subsidiaries' portion of the revolver was $45.0 million.

   On May 27, 2002, the  Corporation  entered into an agreement to guarantee the dollar- and/or  peso-denominated  debt of SOFOL and
   Arrendadora,  as co-borrowers,  up to the amount of 600 million pesos (equivalent to $61.3 million U.S. dollars).  As of July 31,
   2002, the total outstanding balance of the debt was equivalent to $40.2 million U.S. dollars.

   On November 18, 2001, the Corporation entered into an agreement to guarantee the peso-denominated  debt of SOFOL up to the amount of  500  million  pesos  (equivalent  to  $51.1  million  U.S.  dollars).  As of  July  31,  2002,  the  outstanding  balance  of peso-denominated debt was equivalent to $51.1 million U.S. dollars.

7. On March 25, 2002, the Corporation  issued $220.0 million of 4.75%  subordinated  exchangeable  notes.  The Corporation  received
   $169.5 million,  before expenses,  and Navistar received $50.5 million.  The Corporation  intends to use the proceeds for general business purposes, including working capital.

   The notes are exchangeable  before maturity into Navistar common stock at an initial exchange price of $55.73 per share,  subject to adjustment  under the terms of the notes. The notes will mature on April 1,  2009,  unless exchanged or redeemed at an earlier date.

   The  Corporation  may redeem  some or all of the notes on or after  April 1,  2005.  In  addition,  the  holders  may require the
   Corporation to repurchase the notes before  April 1,  2009. The notes are general  unsecured  obligations of the  Corporation and are  subordinated  in right of  payment  to the  Corporation's  existing  and  future  senior  indebtedness.  The  notes are also effectively subordinated to the Corporation's secured indebtedness and other liabilities, including trade payables.

   As of July 31, 2002, the Corporation had unaccreted discount of $48.6 million related to the exchangeable notes.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (Unaudited)

8. The Corporation's total comprehensive income was as follows:

                                                               Three Months                   Nine Months
                                                              Ended July 31                  Ended July 31
                                                          -----------------------      --------------------------
                                                          ------------ ----------      -------------- -----------
                                                              2002        2001              2002         2001
                                                          ------------ ----------      -------------- -----------
                                                                               ($ Millions)
   Net Income . . . . . . . . . . . .                         $5.7        $9.3             $33.6         $34.9
   Change in net unrealized gain on
     derivative . . . . . . . . . . .                          0.1        (0.4)             (0.6)         (0.4)
      Total Comprehensive Income. . .                         $5.8        $8.9             $33.0         $34.5

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

Financing Volume

In the first nine months of fiscal 2002 industry  retail sales of Class 5 through 8 trucks were approximately 13.2% lower than 2001.
The Corporation's retail financing acquisitions in 2002,  including retail notes and leases,  were $756.0 million,  0.9% higher than
2001. The increase was primarily due to an increase in the Corporation's  finance market share  of new International trucks  sold in the U.S. to 20.2% in 2002 from 15.6% in 2001,  offset,  in part, by a reduction in industry  retail sales. Serviced retail notes and lease financing balances, net of unearned  finance  income,  totaled $2,771.1  million and $3,089.1 million as of July 31, 2002 and
2001, respectively.

The Corporation  provided 96% of the  wholesale  financing of new trucks sold to International's dealers in the first nine months of
2002 and 2001. Serviced wholesale note balances were $714.6 million as of July 31, 2002, a 15.2% decrease compared to July 31, 2001.
The decrease is primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.

Results of Continuing Operations

Pretax  income  was  $53.2  million  and  $56.8  million  in the first nine months of 2002 and 2001, respectively.  The decrease was primarily the result of lower wholesale note revenue due to lower dealer inventory levels.

Retail  note  financing  revenue  was  $62.5  million  and  $63.6  million in the first nine months of 2002 and 2001,  respectively.
Aggregate year-to-date  net gains on the sales of  receivables  were $25.4  million on  $1,000.0 million of retail note  receivables and $20.5 million on $1,365.0 million of retail note receivables in 2002 and 2001, respectively.

Lease financing revenue was $70.0 million and $74.8 million in the first nine months of 2002 and 2001, respectively. The decrease is primarily the result of lower average lease financing balances.

Wholesale note revenue was $20.6 million and $35.7 million in the first nine months of 2002 and 2001, respectively.  The decrease is primarily a result of lower average serviced wholesale balances.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION (contineud)

Results of Continuing Operations (continued)

Retail and wholesale account revenue was $14.1 million and  $22.8  million in the first nine months of 2002 and 2001,  respectively.
The decrease is primarily the result of lower average serviced balances.

Servicing  fee income was $18.1 million and $24.4 million in the first nine months of 2002 and 2001, respectively.  The decrease was primarily the result of lower average sold finance receivables balances.

Marketable securities revenue was $7.2  million  and $18.5  million in the first  nine  months of 2002 and 2001,  respectively.  The decrease was primarily the result of lower average interest rates.

Borrowing  costs were $49.5  million  and $82.4  million in the first nine months of 2002 and 2001, respectively.  The decrease is a result of lower weighted average borrowing rates in combination with lower average debt balances  outstanding.  The weighted average borrowing  rate  decreased to 4.0% in the first nine months of 2002 from 6.0% for the same period in 2001.  The decrease in weighted average borrowing rates is a result of lower LIBOR rates.

Provision  for  losses on  finance receivables was $15.6  million  and $20.2  million  in the  first  nine  months of 2002 and 2001, respectively.  The decrease is primarily  due to a decrease in  epossession  frequency.  The allowance for losses as a percentage of serviced finance  eceivables, net of unearned finance income, was .80%, .71% and .71% as of July 31, 2002, October 31, 2001 and July
31, 2001, respectively.

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
In August 2002,  Standard and Poor's lowered the Corporation's senior debt ratings to BB from BB+. In March 2002,  Fitch lowered the subordinated debt ratings to BB- from BB.

Operations provided $125.2  million in cash in the first  nine  months of 2002 due in part to an  increase  of $37.1  million in net accounts  payable to  affiliates.  Investing  activities  provided  $193.4 million in cash during the period consisting primarily of proceeds received from retail note receivables sales in excess of costs to acquire retail notes; cash collections on wholesale notes and accounts, and the sale of Harco National Insurance Company. Financing activities used $283.5 million during the period primarily to decrease the bank revolving credit facility by $324.0 million and subordinated debt outstanding by $193.2 million.  Proceeds

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION (continued)

Liquidity and Funds Management (continued)

from issuance of convertible debt provided funding of $169.5 million.

On March 25, 2002, the Corporation  issued $220.0 million of 4.75% subordinated exchangeable notes. The Corporation  received $169.5 million,  before  expenses,  and Navistar  received $50.5 million.  The  Corporation  used the proceeds for general  business purposes, including working capital.

The Corporation  securitizes and sells finance  receivables  through  Navistar  Financial Retail Receivables Corporation  ("NFRRC"),
Navistar  Financial  Securities  Corporation ("NFSC"),  Truck  Retail  Accounts C orporation ("TRAC") and Truck  Engine  Receivables
Financing  Corporation  ("TERFCO"),  all  special  purpose,  wholly-owned  subsidiaries  of  the  Corporation.  The sales of finance receivables in each of the securitizations  constitute sales under accounting  principles generally accepted in the  United  States, with the result that the sold finance receivables are removed from the  Corporation's  balance sheet and the investor's interests in the related  trust or conduit are not reflected as liabilities.  However,  the special  purpose  entity's  residual  interest in the related trusts or assets held by the conduit is reflected on the Corporation's Statement of Consolidated Financial Condition as
assets.

During the nine months ended July 31, 2002, the  Corporation sold $1,000.0 million of retail notes, net of unearned  finance income, through NFRRC in two separate sales. The Corporation sold the retail notes to owner trusts,  which, in turn issued $1,000.0  million of asset-backed  securities  that were sold to  investors.  Aggregate net gains of $25.4  million were  recognized  on these  sales.
As of July 31, 2002, the remaining shelf  registration  available to NFRRC for the public  issuance of  asset-backed  securities was
$2,500.0 million.

In November 2000, the Corporation established  Truck Engine  Receivables  Financing  Corporation,  a special  purpose,  wholly-owned subsidiary of the  Corporation, for the purpose of securitizing  engine  accounts  receivable. On November 21, 2000, the Corporation securitized  all of its  unsecured  trade  receivables  generated  by the  sale  of  diesel engines and engine  service  parts  from
International  Truck and Engine Corporation ("International") to Ford Motor Company.  The transaction provides for funding of $100.0 million and matures in 2006. As of July 31, 2002, the Corporation has utilized $63.8 million of this facility.

Truck Retail Accounts  Corporation, a special purpose, wholly-owned subsidiary of the  Corporation,  has in place a revolving retail account conduit that provides for the funding of $100.0 million of eligible retail accounts.  As of July 31, 2002,  the  Corporation has utilized $100.0  million of this facility.  The facility was renewed in August 2002.  It expires in August 2003 and is renewable upon mutual consent of the parties.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION (continued)

Liquidity and Funds Management (continued)

As of July  31,  2002,  Navistar  Financial Securities Corporation ("NFSC"),  a  special  purpose,  wholly-owned  subsidiary  of the
Corporation,  has in place a revolving wholesale note trust that provides  for the funding of $837.0  million of eligible  wholesale notes.  It is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0  million tranche of investor  certificates  maturing in 2005 and variable funding  certificates  with  a maximum  capacity  of  $25.0 million maturing in January 2003. As of July 31, 2002, NFSC has utilized $680.0 million of the revolving wholesale note trust.

As of July 31, 2002,  available funding under the bank revolving credit facilities, the revolving retail warehouse  facility and the revolving  wholesale note trust was $908.2  million.  When combined with unrestricted cash and cash equivalents,  $965.6 million was available to fund the general business purposes of the Corporation.

Business Outlook

Certain statements, which involve risks and uncertainties, constitute "forward-looking  statements" under the Securities Reform Act.
The Corporation's actual results may differ significantly from the results discussed in such forward-looking statements.

Reflecting the continued industry-wide decline in new truck orders, Navistar  adjusted its industry  projections for 2002.  Navistar currently  projects 2002 U.S. and Canadian Class 5, 6, and 7 medium  truck  demand,  excluding  school  buses,  to be 4.0% less than previously  forecasted.  Demand for school buses  remains  unchanged  as does  the  forecast  for  Class 8 heavy  trucks.  Increased volatility  in the capital  markets is likely to put  additional  pressure on the funding  rates available to the Corporation in the asset-backed public market and other debt financing markets.

Management believes that collections on the outstanding  finance  receivables  portfolio plus cash available from the  Corporation's various funding sources will permit  the  Corporation  to  meet  the  financing requirements of International's dealers  and  retail customers through 2002 and beyond.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

For the  quarter  ended July 31,  2002, the  Corporation  did not make any  significant  changes  to, nor take any corrective action regarding, its internal controls or other factors that could significantly affect these controls.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                                      PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended July 31, 2002.

                                                    SIGNATURE

Pursuant to the  requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Navistar Financial Corporation
                                                                              (Registrant)

Date September 13, 2002                                       /s/Ronald D. Markle
                                                                  R. D. Markle
                                                                  Vice President and Controller
                                                                  (Principal Accounting Officer)

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                                            CERTIFICATIONS

I, John J. Bongiorno, certify that:

1. I  have  reviewed  this quarterly report on Form  10-Q  of  Navistar Financial Corporation, subsidiary of International Truck and
Engine Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge,  the  financial  statements,  and  other  financial  information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date September 13, 2002

/s/John J. Bongiorno
John J. Bongiorno
President and Chief Executive Officer
(Principal Executive Officer)

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                                            CERTIFICATIONS

I, Andrew J. Cederoth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navistar Financial  Corporation,  subsidiary  of  International  Truck  and
Engine Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my  knowledge,  the  financial statements, and other  financial  information  included  in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date September 13, 2002

/s/Andrew J. Cederoth
Andrew J. Cederoth
(Principal Financial Officer)

