Form 10-K
period 2002-10-31
NAVISTAR FINANCIAL CORP
filed 2002-12-12
CIK 51303

                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

                                       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                    SECURITIES EXCHANGE ACT OF 1934

                                              For the fiscal year ended October 31, 2002

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

As of November 30, 2002, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE  REGISTRANT IS A  WHOLLY-OWNED  SUBSIDIARY OF NAVISTAR  INTERNATIONAL  CORPORATION  AND MEETS THE  CONDITIONS  SET FORTH IN GENERAL
INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                                               FORM 10-K

                                                      Year Ended October 31, 2002

                                                                 INDEX
                                                                                                                                   Page
PART I

Item  1.Business (A)....................................................................................         1
Item  2.Properties (A)..................................................................................         1
Item  3.Legal Proceedings...............................................................................         1
Item  4.Submission of Matters to a Vote of Security Holders (A).........................................         1

PART II

Item  5.Market for the Registrant's Common Equity and
               Related Stockholder Matters..............................................................         1
Item  6.Selected Financial Data (A).....................................................................         2
Item  7.Management's Discussion and Analysis of Financial

Item  9.Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................................................        44

PART III

Item 10.Directors and Executive Officers of the Registrant (A)..........................................        44
Item 11.Executive Compensation (A)......................................................................        44
Item 12.Security Ownership of Certain Beneficial Owners
               and Management (A).......................................................................        44
Item 13.Certain Relationships and Related Transactions (A)..............................................        44
Item 14.Controls and Procedures.........................................................................        44

PART IV

Item 15.Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................................................        44

SIGNATURES

(A)-    Omitted  or amended as the  registrant  is a  wholly-owned  subsidiary  of  Navistar  International  Corporation  and meets the conditions  set forth in  General  Instructions  I(1) (a) and (b) of Form  10-K and is,  therefore,  filing  this Form with the reduced disclosure format.

                                                                PART I

Item 1.  Business

         The  registrant,  Navistar  Financial  Corporation  ("NFC"),  was  incorporated  in  Delaware  in 1949  and is a  wholly-owned subsidiary  of  International  Truck  and  Engine  Corporation  ("International"),  which  is a  wholly-owned  subsidiary  of  Navistar
International  Corporation  ("Navistar").  As  used  herein,  the  "Corporation"  refers  to  Navistar  Financial  Corporation  and its wholly-owned subsidiaries unless the context otherwise requires.

         The  Corporation is a commercial  financing  organization  that provides  wholesale,  retail and lease financing in the United
States for sales of new and used trucks sold by International  and  International's  dealers.  The Corporation also finances  wholesale accounts and selected retail accounts receivable of International.  Sales of new products  (including  trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International's truck products.

         Until November 30, 2000, the Corporation  owned all of the stock of Harco National  Insurance  Company  ("Harco"),  a property and  casualty  insurance  company.  On  November  30,  2001,  the  Corporation  completed  the sale of all of the stock of Harco to IAT
Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance  company.  Harco  continues to provide  commercial  physical  damage and liability insurance  coverage  to  International's  dealers  and retail  customers.  As a result of this  disposal,  the  consolidated  financial statements and notes thereto, for all periods shown, have been restated to reflect discontinued operations accounting.

Item 2.  Properties

         The Corporation's  properties  principally  consist of office equipment and leased office space in Rolling Meadows,  Illinois;
Duluth,  Georgia and Frisco,  Texas.  The office  equipment  owned and in use by the  Corporation is not significant in relation to the total assets of the Corporation.

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
           Stockholder Matters

         As of October 31, 2002, all shares of NFC's issued and outstanding  capital stock were owned by  International.  No shares are reserved for officers and employees, or for options,  warrants,  conversions and other rights. NFC paid dividends of $0 and $26 million to International during fiscal 2002 and 2001, respectively.

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

Financing Volume

         Customer  demand  for  Class 5  through 8 trucks in fiscal  2002 was 8% lower  than 2001 and 34% lower  than  2000.  Financing support provided to retail customers over the last three years was as follows:

                                                                              2002             2001             2000
Retail and Lease Financing:                                                             ($ millions)
Finance market share of new International
   trucks sold in the U.S.                                                   19.1%            15.4%            16.4%

Originations of retail notes, finance
   leases, and equipment leased to others                                   $1,050             $997           $1,475

Net serviced retail notes and lease
   financing balances (including
   sold notes) as of October 31                                             $2,528           $2,992           $3,296

         The  Corporation's  retail financing  originations in 2002,  including retail notes and leases,  were 5% higher than 2001. The increase was primarily  due to an increase in the  Corporation's  finance  market share of new  International  trucks sold in the U.S., offset, in part, by an 8% reduction in industry retail sales.

         Financing support provided to International's dealers over the last three years was as follows:

                                                                              2002             2001             2000
Wholesale Financing:                                                                    ($ millions)
Percent of wholesale financing of
   new International trucks sold to
   International's dealers in the U.S.                                         96%              96%              96%

Originations of receivables                                                 $2,955           $2,804           $4,119

Serviced wholesale note balances
   (including sold notes) at
   October 31                                                                 $839             $817           $1,115

Item    7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Financing Volume (continued)

         The Corporation's  finance  percentage of new International  trucks sold to  International's  dealers remained at 96% in 2002.
The volume of  receivables  originated in 2002 was 5% higher than 2001.  Originations  decreased 32% in 2001 from 2000 primarily due to a decrease in dealer inventory levels in response to lower industry retail sales.

Results from Continuing Operations

         Results from continuing operations over the last three years were as follows:

                                                                                 2002           2001            2000
                                                                                          ($ millions)
     Revenue                                                                    $247            $304            $308
     Cost of borrowing                                                            66             102             110
     Income before taxes                                                          61              72              92
     Income from continuing operations                                            35              46              56

     Return on average equity                                                   9.5%           14.8%           18.9%

         The  decrease  in the  Corporation's  return on average  equity in 2002 from 2001 was  primarily  the result of lower  average finance  receivable  balances.  The  decrease in 2001 from 2000 was due  primarily to lower  average  finance  receivable  balances and higher retail losses, offset, in part, by higher gains on sales of retail note receivables.

         Retail  note  financing  revenue  for 2002 was $51  million  compared  with $61  million  and $77  million  in 2001 and  2000, respectively.  The decrease in 2002 is primarily the result of a decrease in average retail note balances.

         Lease  financing  revenue for 2002 was $93 million  compared with $99 million and $94 million in 2001 and 2000,  respectively.
Included in lease  financing  revenue is operating  lease revenue of $76 million,  $81 million and $75 million in 2002,  2001 and 2000, respectively.  The lower operating lease revenue in 2002 is primarily the result of lower average operating lease balances.

         In fiscal 2002,  wholesale note revenue decreased 40% to $28 million compared to 2001,  primarily as a result of lower average serviced wholesale note balances.  Wholesale note revenue was $46 million and $64 million in 2001 and 2000, respectively.

         In fiscal 2002,  retail and  wholesale  account  revenue  decreased  32% to $19 million  compared to 2001,  as a result of the decrease in the prime rate.  Retail and wholesale account revenue was $28 million and $43 million in 2001 and 2000, respectively.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Results from Continuing Operations (continued)

         Gains on the  sales of  retail  note  receivables  were $25  million,  $21  million  and $3  million  in 2002,  2001 and 2000, respectively.  The higher gains on sales resulted primarily from higher margins on retail notes.

         Marketable  securities  revenue  was $8 million in 2002  compared  to $23  million  and less than $1 million in 2001 and 2000, respectively.  The decrease from 2001 was primarily the result of lower interest rates on  investments.  The increase in 2001 from 2000 was primarily the result of higher average marketable securities balances.

         Borrowing  costs  decreased 35% in 2002 to $66 million from $102 million in 2001  primarily  due to lower  average  receivable funding  requirements and lower average interest rates.  Accounts payable to affiliates reduced debt levels and resulted in a reduction in  borrowing  costs of $2  million,  $4 million and $16  million  for fiscal  years  ending  2002,  2001 and 2000,  respectively.  The
Corporation's  weighted  average  interest  rate on all  debt was 4.0% in 2002,  5.7% in 2001  and 6.4% in 2000.  The  decrease  in the
Corporation's  weighted  average  interest rate is primarily a result of the lower interest rates. The ratio of debt to equity was 4:1,
5:1, and 6:1 as of October 31, 2002, 2001 and 2000, respectively.

         The  provision  for losses on  receivables  totaled $21 million in 2002  compared  with $28 million in 2001 and $12 million in
2000.  The  decrease  in 2002  compared  to 2001 is  primarily  due to  lower  repossessions.  Notes  and  account  write-offs,  net of recoveries,  including sold notes, were $21 million in 2002, $24 million in 2001 and $12 million in 2000. The  Corporation's  allowance for losses as a percentage of net serviced  finance  receivables  and  investments in operating  leases were .75%,  .71% and .54% as of
October 31, 2002, 2001 and 2000, respectively.

Liquidity and Funds Management

         In fiscal 2002, cash and cash  equivalents  increased $10 million to $32 million compared to 2001. The  Corporation's  primary sources of cash during 2002 were sales of finance  receivables  and  issuance of debt.  Sales of retail  receivables  contributed  $999 million to cash flows from investing  activities in 2002.  Issuances of long-term  debt during 2002  generated  aggregate cash flows of
$234 million.  The  Corporation  also  generated $132 million from operating  activities,  which  benefited in 2002 from an increase in accounts payable to affiliates, and $63 million from the sale of Harco.

         The Corporation  uses cash primarily to originate or acquire finance  receivables and equipment  leased to others and to repay debt  outstanding.  Total cash invested in  originations  of retail  receivables  and purchases of leased  equipment was $1,050 million during 2002.  Repayments of long-term  debt and a reduction in the revolving  credit  facility  balance  outstanding  used cash of $333 million in 2002.  See also the Statements of Consolidated Cash Flow on page 14.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

         The Corporation has  traditionally  obtained the funds to provide  financing to  International's  dealers and retail customers from sales of receivables,  short and long-term bank  borrowings,  medium and long-term debt and equity capital.  Fitch,  Moody's,  and
Standard and Poor's lowered the Corporation's debt ratings in December 2002.   The Corporation's current debt ratings are as follows:

                                                                                                    Standard
                                                          Fitch             Moody's                and Poor's

Senior unsecured debt                                      BB                 Ba3                     BB-
Subordinated debt                                          B+                 B2                       B
Outlook                                                 Negative             Stable               Stable

        The Corporation's  current debt ratings have made  securitization of finance receivables the most economical source of funding.
The Corporation  securitizes  finance  receivables  through  Navistar  Financial Retail  Receivables  Corporation  ("NFRRC"),  Navistar
Financial  Securities  Corporation  ("NFSC"),  Truck  Retail  Accounts  Corporation  ("TRAC") and Truck  Engine  Receivables  Financing
Corporation  ("TERFCO"),  all special  purpose,  wholly-owned  subsidiaries  of the  Corporation.  Securitization  involves the sale of receivables to a qualifying  special purpose entity ("QSPE"),  typically a trust.  The QSPE issues  interest-bearing  securities,  also known as  asset-backed  securities,  that are secured by the future  collections  on the sold  receivables.  The QSPE uses the proceeds from the sales of these securities to pay the purchase price for the sold receivables.

        The sales of finance  receivables  in each of the  securitizations  constitute  sales  under  accounting  principles  generally accepted in the United  States of America,  with the result  that the sold  finance  receivables  are  removed  from the  Corporation's balance  sheet  and the  investor's  interests  in the  related  trust or  conduit  are not  reflected  as  liabilities.  However,  the
Corporation's  residual  interest in the related  trusts or assets held by the conduit is reflected on the  Statements of  Consolidated
Financial Condition in Amounts Due From Sales of Receivables.

        NFRRC,  NFSC,  TRAC and TERFCO have limited  recourse on the sold  receivables  and their  assets are  available to satisfy the claims of their  creditors prior to such assets  becoming  available for their own uses or to the Corporation or affiliated  companies.
The terms of  receivable  sales  generally  require the  Corporation  to maintain  cash reserves with the trusts and conduits as credit enhancement.  The use of cash  reserves  held by the  trusts  and  conduits  is  restricted  under the terms of the  securitized  sales agreements.  The maximum  exposure  under all  receivable  sale recourse  provisions as of October 31, 2002 was $345 million;  however, management believes the recorded reserves for losses are adequate.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

         Receivable  sales were a significant  source of funding in 2002,  2001 and 2000.  Through the  asset-backed  public market and private  placement  sales, the Corporation has been able to fund fixed rate retail note receivables at rates which were more economical than those available to the Corporation in the public unsecured bond market.

         During fiscal 2002, the Corporation  sold $1,000 million of retail notes,  net of unearned  finance  income,  through NFRRC in two separate  sales.  The  Corporation  sold $500 million of retail notes during the three month period ended  January 2002 to an owner trust which,  in turn,  issued  asset-backed  securities  that were sold to investors.  During the two month period ended May 2002, the
Corporation  sold $500 million of retail notes to an owner trust  which,  in turn,  issued  asset-backed  securities  that were sold to investors.  Aggregate  gains of $25 million were  recognized on the sales.  As of October 31, 2002,  the remaining  shelf  registration available to NFRRC for the public issuance of asset-backed securities was $2,500 million.

         On November 19, 2002,  the  Corporation  sold $618 million of retail notes and leases,  net of unearned  finance  income.  The notes and leases were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors.  The Corporation recognized a gain of $24 million on the sale.

         During fiscal 2001, the Corporation sold a total of $1,365 million of retail notes,  net of unearned  finance income,  through
NFRRC,  in three separate sales.  The  Corporation  sold $765 million of retail notes in November 2000 and $400 million of retail notes during the three month  period ended June 2001 to an owner trust  which,  in turn,  issued  asset-backed  securities  that were sold to investors.  The Corporation also sold $200 million of retail notes in December 2000 to a multi-seller  asset backed commercial  conduit sponsored by a major financial institution. Aggregate gains of $21 million were recognized on the sales.

         During fiscal 2000, the Corporation sold a total of $1,008 million of retail notes,  net of unearned  finance income,  through
NFRRC,  in two separate  sales.  The Corporation  sold $533 million of retail notes in November 1999 to two  multi-seller  asset-backed commercial paper conduits  sponsored by a major financial  institution and $475 million of retail notes in March 2000 to an owner trust which,  in turn,  issued  asset-backed  securities  that were sold to investors.  Aggregate  gains of $3 million were recognized on the sales.

         As of October 31, 2002, Navistar Financial  Securities  Corporation  ("NFSC"),  a wholly-owned  subsidiary of the Corporation, had in place a revolving  wholesale  note trust that funded $789  million of eligible  wholesale  notes.  As of October 31,  2002,  the trust was comprised of three $200 million  tranches of investor  certificates  expiring in 2003,  2004 and 2008, a $212 million tranche of investor  certificates  expiring in 2005 and a variable funding  certificate  with a maximum  capacity of $25 million.  The variable funding certificate expires in January 2003, with an option for renewal.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

        As of October 31, 2002,  TRAC had in place a revolving  retail  account  facility  with a bank  conduit  that  provides for the funding of up to $100 million of eligible retail  accounts.  The facility  expires in August 2003 and is renewable upon mutual consent.
As of October 31, 2002, the Corporation had utilized $27 million of this facility.

         As of  October  31,  2002,  TERFCO  provided  for  funding of up to $100  million of  eligible  Ford  Motor  Company  accounts receivables.  The  funding  facility  expires in 2005.  As of October  31,  2002 the  Corporation  had  utilized  $100  million of this facility.

         As of October 31, 2002, the Corporation had a $500 million  revolving  retail  warehouse  facility expires in October 2005. On
October 16, 2000, Truck Retail Instalment Paper Corporation  ("TRIP"),  a special purpose  wholly-owned  subsidiary of the Corporation, issued $500 million of senior and  subordinated  floating  rate  asset-backed  notes.  The proceeds  were used to establish a revolving retail  warehouse  facility to fund the  Corporation's  retail  notes and retail  leases,  other than fair market value  leases.  As of
October 31, 2002, the Corporation had utilized $500 million of this facility.

         As of October 31, 2002, the Corporation had an $820 million  contractually  committed bank revolving credit facility that will mature in November 2005. Under the revolving credit  agreement,  Navistar's three Mexican finance  subsidiaries are permitted to borrow up to $100 million in the aggregate.  As of October 31, 2002, the Corporation  and Navistar's  Mexican  subsidiaries  had utilized $582 million and $31 million, respectively, of this facility.

         During fiscal 2002,  2001 and 2000, the Corporation  entered into secured  borrowing  agreements  with third party  financiers involving  vehicles  subject to retail  finance  leases and operating  leases with end users.  Total  proceeds  were $70 million,  $121 million and $137 million in 2002, 2001 and 2000, respectively.

         On March 25, 2002, the Corporation  issued $220 million of 4.75%  subordinated  exchangeable  unsecured notes. The Corporation received $170 million,  before expenses,  and Navistar received $50 million, which was equal to the fair market value of the conversion option at issuance.  The Corporation used the proceeds for general business purposes, including working capital.

         As of October 31, 2002,  available funding under the bank revolving credit facility,  the revolving retail warehouse facility, the retail account  facilities and the revolving  wholesale note trust was $469 million.  When combined with unrestricted cash and cash equivalents, $501 million remained available to fund the various business purposes of the Corporation.

         The  Corporation  manages its exposure to  fluctuations  in interest  rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Liquidity and Funds Management (continued)

utilizing derivative  financial  instruments when appropriate.  These derivative  financial  instruments may include forward contracts, interest  rate swaps and interest  rate caps.  The  Corporation  recognized  an aggregate net loss of $6 million in 2002 compared to an aggregate net gain of $2 million in 2001.  See also Notes 1 and 13 to the Consolidated Financial Statements.

Critical Accounting Policies

         The consolidated  financial statements are prepared in conformity with accounting  principles generally accepted in the United
States of America.  The preparation of these  financial  statements  requires the use of estimates,  judgments,  and  assumptions  that affect the reported  amounts of assets and  liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses  during the periods  presented.  In preparing  these  financial  statements,  management  has made its best  estimates and judgments  of certain  amounts  included  in the  financial  statements,  giving due  consideration  to  materiality.  The  significant accounting  principles which  management  believes are the most important to aid in fully  understanding  the  Corporation's  financial results are included below.  See the Notes to the Financial  Statements for a more detailed  description of these and other  accounting policies.

o        Sales of Receivables

        The Corporation  securitizes finance  receivables through QSPE's,  which then issue securities to public and private investors.
The  Corporation  sells  receivables  to the QSPE's with  limited  recourse.  Gains or losses on sales of  receivables  are credited or charged to financing revenue in the periods in which the sales occur.  Retained  interests,  which include  interest-only  receivables, cash reserve accounts, and subordinated certificates, are recorded at fair value in the periods in which the sales occur.

        Management  estimates  the  prepayment  speed  for the  receivables  sold and the  discount  rate  used to  present  value  the interest-only  receivable  in order to calculate  the gain or loss.  Estimates  of  prepayment  speeds and discount  rates are based on historical  experience and other factors and are made  separately for each  securitization  transaction.  In addition,  the Corporation estimates  the fair value of the  interest-only  receivable on a quarterly  basis.  The fair value of the  interest-only  receivable is based on updated estimates of prepayment speeds and discount rates.

o        Allowance for Losses

         The allowance for losses  reflects  management's  estimate of the losses  inherent in the  Corporation's  portfolio of finance receivables  and  operating  leases.  The  allowance is maintained at an amount  management  considers  appropriate  in relation to the outstanding portfolio based on factors such as

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

overall portfolio credit risk quality,  historical loss experience,  and current economic conditions.  These factors require management judgment and different assumptions or changes in economic circumstances could result in changes to the allowance for losses.

         Under various  agreements,  International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value.  The Corporation's losses are net of these benefits.

New Accounting Standards

         In August 2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued  Statement of Financial  Accounting  Standards
("SFAS") No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets,"  which is effective for fiscal years  beginning after  December 15, 2001, and interim  periods within those fiscal years.  The  Corporation  has adopted SFAS No. 144 early,  effective
November 1, 2001.  The adoption of SFAS No. 144 did not have any impact on the Corporation's financial statements.

         In August 2002, the Corporation  adopted the FASB's SFAS No. 145,  "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB Statement No. 13, and Technical  Corrections."  SFAS 145 No.  requires that early  extinguishments  of debt that are normal and recurrent  operations of the Corporation  not be accounted for as  extraordinary  items.  The adoption of SFAS No. 145 did not have any impact on the Corporation's financial statements.

     In June 2002, the FASB issued SFAS No. 146,  "Accounting for Costs  Associated with Exit or Disposal  Activities,"  which is to be applied  prospectively  to exit or disposal  activities  initiated after December 31, 2002. Upon adoption,  SFAS No. 146 will generally require that costs from exit or disposal activities be recognized at a later date and over time, rather than in a single charge.

Business Outlook

         Certain  statements,  which involve risks and  uncertainties,  constitute  "forward-looking  statements"  under the Securities
Reform Act. The Corporation's actual results may differ significantly from the results discussed in such forward-looking statements.

         Navistar  currently  projects 2003 U.S. and Canadian Class 8 heavy truck demand to be down 4% from 2002.  Class 6 and 7 medium truck  demand,  excluding  school buses,  is  forecasted to be 13% higher than in 2002.  Demand for school buses is projected to remain unchanged from 2002.

         Management  believes that  collections  on the  outstanding  finance  receivables  portfolio  plus funding  available from the
Corporation's  various sources will permit the Corporation to meet the financing  requirements  of  International's  dealers and retail customers through 2003 and beyond.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The  Corporation is exposed to market risk primarily due to  fluctuations  in interest  rates.  Interest rate risk arises from the funding of a portion of the  Corporation's  fixed rate  receivables  with floating rate debt. The Corporation has managed  exposure to interest rate changes by funding  floating rate  receivables  with  floating  rate debt and fixed rate  receivables  with fixed rate debt,  floating rate debt and equity  capital.  Management  has reduced the net exposure,  which results from the funding of fixed rate receivables  with floating  rate debt by generally  selling fixed rate  receivables  on a fixed rate basis and by utilizing  derivative financial instruments when appropriate.  The Corporation does not use derivative financial instruments for trading purposes.

     The  Corporation  measures its  interest  rate risk by  estimating  the net amount  by which  the fair value of all interest  rate sensitive  assets  and liabilities,  including derivative financial  instruments,  would be impacted by selected  hypothetical  changes in market interest rates. Fair value is estimated using a  discounted  cash  flow  analysis.  Assuming a hypothetical instantaneous 10%
adverse  change in interest rates as of October 31, 2002 and 2001, the estimated  fair  value  of  the  net  assets  would  decrease by approximately  $5 million.  The Corporation's  interest rate  sensitivity  analysis  assumes a parallel  shift  in  interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the  relationship  between  short-term  and long-term interest rates.

Item 8.  Financial Statements and Supplementary Data
                                                                                                              Page

   Navistar Financial Corporation and Subsidiaries:

     Consolidated Financial Statements:
        Statements of Consolidated Income and Retained Earnings
           for the years ended October 31, 2002, 2001 and 2000.......................................           12
        Statements of Consolidated Comprehensive Income for the
           years ended October 31, 2002, 2001 and 2000...............................................           12
        Statements of Consolidated Financial Condition as of
           October 31, 2002 and 2001 ................................................................           13
        Statements of Consolidated Cash Flow for the years ended

                                             Navistar Financial Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------------
                                         Statements of Consolidated Income and Retained Earnings
----------------------------------------------------------------------------------------------------------------------------------------
                                                             Millions of Dollars
For the years ended October 31                                                           2002               2001               2000
----------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------------
Revenues
              Retail Notes  . . . . . . . . . . . . . . . . . . . . . .                $ 51.2             $ 60.9             $ 76.8
              Lease Financing . . . . . . . . . . . . . . . . . . . . .                  92.5               99.2               93.5
              Wholesale Notes . . . . . . . . . . . . . . . . . . . . .                  27.6               46.2               64.4
              Accounts  . . . . . . . . . . . . . . . . . . . . . . . .                  18.9               28.4               42.9
              Gain on Sale of Retail Notes  . . . . . . . . . . . . . .                  25.4               20.5                2.5
              Servicing Fee Income  . . . . . . . . . . . . . . . . . .                  23.0               26.6               27.1
              Marketable Securities . . . . . . . . . . . . . . . . . .                   8.1               22.6                0.6
                          Total . . . . . . . . . . . . . . . . . . . .                 246.7              304.4              307.8

Expenses
              Cost of Borrowing
                          Interest Expense. . . . . . . . . . . . . . .                  58.0               92.9              104.1
                          Other . . . . . . . . . . . . . . . . . . . .                   8.1                9.2                5.8
                          Total . . . . . . . . . . . . . . . . . . . .                  66.1              102.1              109.9
              Credit, Collection and Administrative . . . . . . . . . .                  41.0               41.2               38.8
              Provision for Losses on Receivables . . . . . . . . . . .                  20.5               27.8               12.1
              Depreciation Expense and Other. . . . . . . . . . . . . .                  58.3               61.0               55.1
                          Total . . . . . . . . . . . . . . . . . . . .                 185.9              232.1              215.9

Income Before Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .                   60.8               72.3               91.9

Taxes on Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   25.9               26.1               35.5

Income from Continuing Operations. . . . . . . . . . . . . . . . . . .                   34.9               46.2               56.4
Gain (loss) on Disposal of Discontinued Operations,
              (net of tax of $0.7, ($5.1) and $6.4) . . . . . . . . . .                  (1.2)               8.3              (10.5)
Income from Discontinued Operations,
              (net of tax of $0.0, $0.0 and $(0.1)). . . . . . . . . .                      -                  -                0.5
Income (loss) from Discontinued Operations . . . . . . . . . . . . . .                   (1.2)               8.3              (10.0)
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   33.7               54.5               46.4

Retained Earnings
              Beginning of Year . . . . . . . . . . . . . . . . . . . .                 163.4              134.9              111.2
              Dividends Paid. . . . . . . . . . . . . . . . . . . . . .                     -              (26.0)             (22.7)
              End of Year . . . . . . . . . . . . . . . . . . . . . . .                $197.1             $163.4             $134.9

                                             Statements of Consolidated Comprehensive Income
----------------------------------------------------------------------------------------------------------------------------------------
                                                         Millions of Dollars
For the years ended October 31                                                           2002               2001               2000
----------------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 33.7             $ 54.5             $ 46.4
Other comprehensive loss, net of tax:
              Net unrealized losses on derivative contracts
              (net of tax of ($0.2), $0.6 and $0.0)  . . . . . . . . . .                  0.3               (1.6)                 -
              Minimum pension liability adjustment
              (net of tax of $0.3, $0.0 and $0.2)  . . . . . . . . . . .                 (0.5)                 -               (0.3)
Other comprehensive loss, net of tax . . . . . . . . . . . . . . . . . .                 (0.2)              (1.6)              (0.3)
Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 33.5             $ 52.9             $ 46.1

See Notes to Consolidated Financial Statements.

                      Navistar Financial Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------
                      Statements of Consolidated Financial Condition
-----------------------------------------------------------------------------------------------------------
                                   Millions of Dollars

As of October 31                                                                2002                  2001
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

ASSETS

Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .               $ 32.0                $ 22.3
Receivables
         Finance Receivables . . . . . . . . . . . . . . . . .               1,313.7               1,092.8
         Allowance for Losses. . . . . . . . . . . . . . . . .                 (16.0)                (13.3)
                 Receivables, Net. . . . . . . . . . . . . . .               1,297.7               1,079.5

Amounts Due from Sales of Receivables . . . . . . . . . . . . .                331.0                 323.5
Net Investment in Operating Leases. . . . . . . . . . . . . . .                248.2                 283.8
Repossessions . . . . . . . . . . . . . . . . . . . . . . . . .                 26.0                  77.7
Restricted Marketable Securities. . . . . . . . . . . . . . . .                104.6                 213.7
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .                 53.4                  48.5
Net Assets of Discontinued Operations . . . . . . . . . . . . .                    -                  61.9

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .             $2,092.9              $2,110.9

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates. . . . . . . . . . . . . . .               $ 52.2                $ 14.2
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .                 92.3                  90.6
Senior and Subordinated Debt. . . . . . . . . . . . . . . . . .              1,562.5               1,652.6
Dealers' Reserves . . . . . . . . . . . . . . . . . . . . . . .                 21.1                  22.2

Commitments and Contingencies . . . . . . . . . . . . . . . . .                    -                     -

Shareowner's Equity
         Capital Stock (Par value $1.00, 1,600,000 shares
           issued and outstanding) and paid-in capital . . . . .               171.0                 171.0
         Retained Earnings . . . . . . . . . . . . . . . . . . .               197.1                 163.4
         Accumulated Other Comprehensive Loss. . . . . . . . . .                (3.3)                 (3.1)
                 Total . . . . . . . . . . . . . . . . . . . . .               364.8                 331.3

Total Liabilities and Shareowner's Equity . . . . . . . . . . .             $2,092.9              $2,110.9

See Notes to Consolidated Financial Statements.

                                 Navistar Financial Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------------
                                     Statements of Consolidated Cash Flow
 ---------------------------------------------------------------------------------------------------------------------
                                           Millions of Dollars
For the years ended October 31                                                       2002         2001          2000
----------------------------------------------------------------------------------------------------------------------

Cash Flow From Operations
              Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 33.7         $54.5        $ 46.4
              Adjustment to reconcile net income to
              cash provided from operations:
              (Gain) loss on disposal of discontinued
               operations, net of tax . . . . . . . . . . . . . . . . . . . . .       1.2          (8.3)         10.5
              Gains on sales of receivables . . . . . . . . . . . . . . . . . .     (25.4)        (20.5)         (2.5)
              Depreciation and amortization . . . . . . . . . . . . . . . . . .      60.6          61.7          56.0
              Provision for losses on receivables . . . . . . . . . . . . . . .      20.5          27.8          12.1
              Net change in accounts payable to affiliates . . . . . . . . . . .     38.0        (252.2)       (440.5)
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.2           2.9          (3.7)
                          Total. . . . . . . . . . . . . . . . . . . . . . . . .    131.8        (134.1)       (321.7)

Cash Flow From Investing Activities
              Proceeds from sold retail notes . . . . . . . . . . . . . . . . .     999.0       1,238.7         958.0
              Repurchases of sold retail notes. . . . . . . . . . . . . . . . .    (251.1)       (317.1)        (57.6)
              Amounts due/deferred from sale of receivables. . . . . . . . . . .     17.9          13.5         (72.0)
              Originations of retail notes and lease receivables. . . . . . . .    (989.8)       (879.5)     (1,303.9)
              Principal collections on retail notes and lease
                 receivables, net of change in unearned finance income. . . . .     114.6         301.7         188.7
              (Repurchase of) proceeds from sold wholesale notes, net. . . . . .      4.1        (226.1)        282.2
              Net change in wholesale notes and accounts receivable. . . . . . .    (63.7)        284.1         216.1
              Proceeds from sold retail accounts. . . . . . . . . . . . . . . .         -         120.0          80.0
              Net change in restricted marketable securities. . . . . . . . . .     109.1        (128.5)        (85.2)
              Purchase of equipment leased to others. . . . . . . . . . . . . .     (59.9)       (110.2)        (98.6)
              Sale of equipment leased to others. . . . . . . . . . . . . . . .      33.5          61.0          21.2
              Proceeds from sale of discontinued operations. . . . . . . . . . .     63.3             -             -
                          Total. . . . . . . . . . . . . . . . . . . . . . . . .    (23.0)        357.6         128.9

Cash Flow From Financing Activities
              Net change in short-term debt. . . . . . . . . . . . . . . . . . .        -             -         (34.5)
              Net change in bank revolving credit facility usage. . . . . . . .    (110.0)       (203.0)         55.0
              Net change in asset-backed commercial paper facility usage. . . .         -             -        (358.9)
              Proceeds from revolving retail warehouse facility . . . . . . . .         -             -         500.0
              Proceeds from issuance of convertible debt, net of
                debt issue costs . . . . . . . . . . . . . . . . . . . . . . . .    163.2             -             -
              Proceeds from long-term debt. . . . . . . . . . . . . . . . . . .      70.4         121.3         136.9
              Principal payments on long-term debt. . . . . . . . . . . . . . .    (222.7)       (136.0)        (80.9)
              Dividends paid to International . . . . . . . . . . . . . . . . .        -          (26.0)        (22.7)
                          Total. . . . . . . . . . . . . . . . . . . . . . . . .    (99.1)       (243.7)        194.9

(Decrease) increase in Cash and Cash Equivalents from
   Continuing Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .       9.7         (20.2)          2.1
Net Cash from Discontinued Operations . . . . . . . . . . . . . . . . . . . . .         -           0.9           0.5
Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . . . . . . . .      22.3          41.6          39.0
Cash and Cash Equivalents at End of Year . . . . . . . . . . . . . . . . . . . .   $ 32.0         $22.3        $ 41.6

                                 Navistar Financial Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------------
                                     Statements of Consolidated Cash Flow
 ---------------------------------------------------------------------------------------------------------------------
                                           Millions of Dollars

For the years ended October 31                                                       2002          2001          2000
----------------------------------------------------------------------------------------------------------------------
Supplementary disclosure of cash flow information:
              Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 62.1        $ 94.5        $102.8
              Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .    $ 22.0        $ 16.0        $ 37.8

See Notes to Consolidated Financial Statements.

                                            NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2002

                                                          MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

         The  consolidated  financial  statements  include  the  accounts  of  Navistar  Financial  Corporation  and  its  wholly-owned subsidiaries  ("Corporation").  International  Truck and  Engine  Corporation  ("International"),  which is  wholly-owned  by  Navistar
International  Corporation  ("Navistar"),  is the  parent  company  of the  Corporation.  All  significant  intercompany  balances  and transactions have been eliminated.

Nature of Operations

         The Corporation is a commercial  financing  organization that provides retail,  wholesale and lease financing of products sold by  International  and its dealers within the United States.  The  Corporation  also finances  wholesale  accounts and selected  retail accounts receivable of International.  Sales of new products  (including  trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International's truck products.

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

Sales of Receivables

         The  Corporation  securitizes  finance  receivables  through  qualified  special  purpose  entities  (QSPE's) which then issue securities to public and private  investors.  The Corporation sells  receivables to the QSPE's with limited  recourse.  The Corporation continues to service the  receivables,  for which a servicing  fee is received.  Servicing  fees are earned on a level yield basis over the terms of the related sold  receivables  and are  included in  servicing  fee income.  Gains or losses on sales of  receivables  are credited or charged to financing  revenue in the period in which the sales  occur.  Retained  interests,  which  include  interest-only receivables, cash reserve
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Sales of Receivables (Continued)

accounts,  and  subordinated  certificates,  are recorded at fair value in the periods in which the sales occur. An adequate  allowance for credit losses is provided prior to the sale.

        Interest-only  strip  receivables  are recorded at  estimated  fair value.  The  difference  between  market value and cost for interest-only  strip  receivables  is recorded  within other  comprehensive  income(loss),  net of related taxes.  Differences  between market value and cost were immaterial during fiscal years 2002 and 2001.

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

Allowance for Losses

         The allowance  for losses is  established  through a charge to the  provision for losses.  The allowance is an estimate of the amount  required  to  absorb  losses  on  the  existing  portfolio  of  finance  receivables  and  operating  leases  that  may  become uncollectible.  The allowance is maintained at an amount  management  considers  appropriate in relation to the  outstanding  portfolio based on factors such as overall portfolio credit risk quality,  historical loss experience,  and current economic conditions.  Finance receivables  and lease  investments  are charged off to the allowance for losses when amounts due from the customers are  determined to be uncollectible.

         Under various  agreements,  International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value.  The Corporation's losses are net of these benefits.

Restricted Marketable Securities

         On October 16, 2000, Truck Retail  Instalment Paper Corporation  ("TRIP"),  a special purpose  wholly-owned  subsidiary of the
Corporation,  issued  $500.0 of senior and  subordinated  floating  rate  asset-backed  notes.  The  proceeds  were used to establish a revolving  retail warehouse  facility to fund the  Corporation's  retail notes and retail leases,  other than fair market value leases.
The  Corporation  is required to maintain the  revolving  retail  warehouse  facility with  collateral in the amount of $500.0.  In the event that retail note and lease
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

1.       SUMMARY OF ACCOUNTING POLICIES (continued)

Restricted Marketable Securities (continued)

balances  pledged to the  revolving  retail  warehouse  facility  fall below  $500.0,  the excess  proceeds are invested in  marketable securities,  which are  restricted  and have  maturities  of three months or less.  Due to the  short-term  nature of these  marketable securities, their fair value approximates carrying value.

Net Investments in Operating Leases

         The Corporation has significant  investments in the residual values of its leasing  portfolio.  The residual values  represent an estimate of the values of the assets at the end of the lease  contracts  and are  initially  recorded  based on  estimates of future market values.  Realization of the residual values is dependent on the  Corporation's  future ability to market the vehicles under then prevailing  conditions.  Management  reviews  residual values  periodically to determine that recorded  amounts are appropriate and the operating  lease assets have not been  impaired.  Each of these assets is  depreciated  on a  straight-line  basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.

Repossessions

         Losses arising from the  repossession of collateral  supporting  finance  receivables and operating leases are recognized upon repossession.  Repossessed  assets are  recorded  at the lower of  historical  cost or fair  value and are  reclassified  from  finance receivables or operating leases to repossessions with the related adjustments recorded in provision for losses on receivables.

Derivative Financial Instruments

         The  Corporation  recognizes all  derivatives  as assets or  liabilities in the statement of financial  condition and measures them at fair value in accordance with Statement of Financial Accounting  Standards No. 133, "Accounting for Derivative  Instruments and
Hedging  Activities",  as amended.  This statement  standardizes the accounting for derivative  instruments by requiring that an entity recognize  all  derivatives  as assets or  liabilities  in the statement of financial  condition  and measure them at fair value.  When certain  criteria are met, the timing of gain or loss  recognition on the derivative  instrument is matched with the recognition of (a)
the  changes in the fair value or cash flows of the hedged  asset or  liability  attributable  to the hedged  risk or (b) the  earnings effect of the hedged forecasted transaction.

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

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments (continued)

         The  Corporation  may use forward  contracts to hedge future  interest  payments on the notes and  certificates  related to an expected sale of  receivables.  The  principal  balance of  receivables  expected to be sold by the  Corporation  equals or exceeds the notional  amount of open forward  contracts.  The  Corporation  may use interest rate swaps or caps to reduce exposure to interest rate changes when it sells fixed rate receivables on a variable rate basis.

         All  derivative  instruments  are  recorded  at their  fair  value.  For  those  instruments  which do not  qualify  for hedge accounting, changes in fair value are recognized in net income.

New Accounting Standards

         In August 2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued  Statement of Financial  Accounting  Standards
("SFAS") No. 144,  "Accounting  for the  Impairment or Disposal of Long-Lived  Assets,"  which is effective for fiscal years  beginning after  December 15, 2001, and interim  periods within those fiscal years.  The  Corporation  has adopted SFAS No. 144 early,  effective
November 1, 2001.  The adoption of SFAS No. 144 did not have any impact on the Corporation's financial statements.

         In August 2002, the Corporation  adopted the FASB's SFAS No. 145,  "Rescission of FASB Statements No. 4, 44, and 64, Amendment
of FASB  Statement No. 13, and Technical  Corrections."  SFAS No. 145 requires that early  extinguishments  of debt that are normal and recurrent  operations of the Corporation  not be accounted for as  extraordinary  items.  The adoption of SFAS No. 145 did not have any impact on the Corporation's financial statements.

     In June 2002, the FASB issued SFAS No. 146,  "Accounting for Costs  Associated with Exit or Disposal  Activities,"  which is to be applied  prospectively to exit or disposal activities  initiated after December 31, 2002. . Upon adoption,  SFAS No. 146 will generally require that costs from exit or disposal activities be recognized at a later date and over time, rather than in a single charge.

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
Substantially  all revenue earned on wholesale and retail accounts is received from  International.  Aggregate  revenue  collected from
International was $32.2 in 2002, $51.3 in 2001 and $85.6 in 2000.

Retail Notes and Lease Financing

         In accordance with agreements  between the Corporation and  International,  International  may be liable for certain losses on finance  receivables and may be required to repurchase the repossessed  collateral at the receivable  principal value.  Losses recorded by International were $38.2 in 2002, $37.3 in 2001 and $22.5 in 2000.

Support Agreements

         Under provisions of certain public and private  financing  arrangements,  agreements with  International  and Navistar provide that the  Corporation's  consolidated  income before interest  expense and income taxes will be maintained at not less than 125% of its consolidated interest expense.  No income maintenance payments were required during the three-year period ended October 31, 2002.

Administrative Expenses

         The Corporation pays a fee to  International  for data processing and other  administrative  services based on the actual cost of services performed.  The amount of the fee was $2.2, $2.5, and $3.0 for fiscal 2002, 2001 and 2000, respectively.

Accounts Payable

         Accounts  payable to affiliates,  which the Corporation is obligated to repay upon request,  were $52.2,  $14.2, and $266.4 as of October 31, 2002, 2001, and 2000,  respectively.  Accounts payable to affiliates  reduced debt levels and resulted in a reduction in borrowing costs of $2.1, $3.9 and $15.9 for fiscal 2002, 2001, and 2000, respectively.

Note Receivable

         On October 8, 2002, the  Corporation  received a $19.0 note  receivable  from Navistar due October 31, 2003.  The  Corporation earns interest at a rate of 7.75%,  collected monthly.  In fiscal 2002, the Corporation  recognized $0.1 in interest revenue related to this  transaction.  The  balance of the note  receivable  is included  in Other  Assets in the  Statements  of  Consolidated  Financial
Condition.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

3.  DISCONTINUED OPERATIONS

         On November  30,  2000,  the  Corporation's  Board of  Directors  approved  management's  plan for the sale of Harco  National
Insurance Company ("Harco"),  the wholly-owned  insurance  subsidiary.  On November 30, 2001, the Corporation completed the sale of all of the stock of Harco to IAT Reinsurance Syndicate Ltd., a Bermuda reinsurance company.  Cash proceeds of $63.3 were received.

         The Harco  insurance  segment is accounted for as a  discontinued  operation  and,  accordingly,  amounts in the  consolidated financial  statements and notes thereto for all periods shown have been restated to reflect  discontinued  operations  accounting.  The net assets of Harco were reflected in the Statements of Consolidated  Financial  Condition at net realizable value and consisted of the following as of October 31, 2001:

        Marketable securities, at fair value...........................           $121.3
        Reinsurance receivables........................................             20.1
        Other assets...................................................             23.6
          Total assets.................................................            165.0

        Insurance reserves and unearned premiums.......................             88.4
        Other liabilities..............................................              7.6
          Total liabilities............................................             96.0

        Net assets.....................................................             69.0
        Adjustment to net realizable value.............................             (7.1)

        Net assets of discontinued operations..........................           $ 61.9

         Below are the  components  of the gain (loss) on disposal  recorded in the  Statements  of  Consolidated  Income and  Retained
Earnings.

                                                                             2002          2001          2000         Total
-------------------------------------------------------------------------------------------------------------------------------

     Gain (loss) on sale..............................................    $   -           $13.1        $(11.9)        $ 1.2
     Severance and other exit costs...................................       (1.9)          0.3          (3.8)         (5.4)
     Curtailment loss.................................................           -             -         (1.2)         (1.2)
     Pretax gain (loss) on disposal...................................       (1.9)         13.4         (16.9)         (5.4)
     Deferred tax (expense) benefit...................................        0.7          (5.1)          6.4           2.0
         Total gain (loss) on disposal of
         Discontinued operations......................................      $(1.2)        $ 8.3        $(10.5)        $(3.4)

         The  cumulative  pretax loss on disposal of Harco was $5.4 and includes the gain on sale of $1.2,  $5.4 of severance and other exit costs,  and $1.2 of curtailment  loss associated  with the related  reduction of employees from the  Corporation's  postretirement benefit plans.

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

4. FINANCE RECEIVABLES

         Finance receivable balances, net of unearned finance income, as of October 31 are summarized as follows:

                                                                                                   2002               2001
---------------------------------------------------------------------------------------------------------------------------

Retail notes                                                                                     $827.1             $634.1

Lease financing...................................................................                179.6              211.5

Wholesale notes...................................................................                 50.5               31.7

Accounts:
     Retail                                                                                       181.1              137.1
     Wholesale....................................................................                 75.4               78.4
         Total....................................................................                256.5              215.5
              Total finance receivables...........................................             $1,313.7           $1,092.8

         Contractual  maturities of finance  receivables  including  unearned  finance income as of October 31, 2002, are summarized as follows:

                                                                Retail           Lease           Wholesale        Accounts
------------------------------------------------------------ -------------- ----------------- ---------------- ---------------

Due in fiscal year:
    2003   ................................................      $ 276.1         $  26.3           $ 44.2          $ 256.5
    2004   ................................................        221.4            44.2              6.3                -
    2005   ................................................        187.4            43.9                 -               -
    2006   ................................................        139.3            43.8                 -               -
    2007   ................................................         77.7            38.9                 -               -
Due after 2007.............................................         23.0             8.6                 -               -
       Gross finance receivables...........................        924.9           205.7             50.5            256.5
Unearned finance income....................................        (97.8)          (26.1)                -                -
       Total finance receivables...........................      $ 827.1         $ 179.6           $ 50.5          $ 256.5

         The actual cash collections from finance  receivables may vary from the contractual cash flows because of sales,  prepayments, extensions and renewals.  The contractual maturities, therefore, should not be regarded as a forecast of future collections.

         The  Corporation's  primary  business  is to provide  wholesale,  retail and lease  financing  for new and used trucks sold by
International and International's  dealers,  and as a result, the Corporation's  receivables and leases have significant  concentration in the trucking  industry.  On a geographic  basis,  there is not a  disproportionate  concentration  of credit risk in any area of the
United States.  The  Corporation  retains as collateral an ownership  interest in the equipment  associated  with leases and a security interest in the equipment associated with wholesale notes and retail notes.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

5. ALLOWANCE FOR LOSSES

      The allowance for losses is summarized as follows:

                                                                                      2002         2001          2000
--------------------------------------------------------------------------------------------------------------------------

Total allowance for losses at beginning of year...............................      $30.0         $26.2         $26.2
Provision for losses..........................................................       20.5          27.8          12.1
Net losses charged to allowance...............................................      (20.5)        (24.0)        (12.1)
         Total allowance for losses at end of year............................      $30.0         $30.0         $26.2

Allowance pertaining to:
     Owned notes..............................................................      $16.0         $13.3         $12.9
     Sold notes...............................................................       14.0          16.7          13.3
         Total................................................................      $30.0         $30.0         $26.2

6. INVESTMENT IN OPERATING LEASES

      Operating leases at year-end were as follows:

                                                                                                2002             2001
---------------------------------------------------------------------------------------------------------------------------

Investment in operating leases:
   Vehicles and other equipment, at cost.............................................        $373.9           $405.1
   Less:  Accumulated depreciation...................................................        (125.7)          (121.3)
      Net investment in operating leases.............................................        $248.2           $283.8

      Future minimum rentals on operating leases are as follows:  2003, $74.4;  2004, $59.2;  2005, $34.2; 2006, $20.7; 2007, $10.4 and
$4.4 thereafter.

7. TAXES ON INCOME

         Taxes on income from continuing operations for the years ended October 31 are summarized as follows:

                                                                                     2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------
Current:
     Federal..............................................................          $11.6         $14.5         $26.8
     State and local......................................................            3.9           5.6           4.5
         Total current....................................................           15.5          20.1          31.3

Deferred (primarily Federal)..............................................            9.7          11.1          (2.2)
         Sub-total........................................................           25.2          31.2          29.1
Less amount from Discontinued Operations                                             (0.7)          5.1          (6.4)
         Total income tax expense.........................................          $25.9         $26.1         $35.5

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

7. TAXES ON INCOME (continued)

         A reconciliation of the statutory federal income tax rate from continuing operations is as follows:

                                                                                        2002         2001          2000
       --------------------------------------------------------------------------------------------------------------------

            Statutory federal income tax rate....................................       35.0%        35.0%         35.0%
            State income taxes net of federal income taxes.......................        4.2          3.6           2.9
            Original issue discount..............................................        5.3          -             -
            Other................................................................       (1.9)        (2.5)          0.7
       Effective income tax rate.................................................       42.6%        36.1%         38.6%

         NFC and its domestic  subsidiaries  are  included in  Navistar's  consolidated  federal  income tax returns.  State income tax returns are generally  filed on a separate  basis.  In accordance  with its  intercompany  tax sharing  agreement  with  Navistar,  all federal income tax liabilities or credits are allocated to NFC and its domestic  subsidiaries as if it filed a separate  return.  Total tax payments made during 2002, 2001 and 2000 were $22.0, $16.0, and $37.8, respectively.

         The net deferred tax liability  from  continuing  operations is included in Other  Liabilities  on the Statements of Financial
Condition.  Net  deferred  tax assets of $1.2 as of October 31, 2001 are  included in Net Assets from  Discontinued  Operations  on the
Statements of Consolidated  Financial  Condition.  The components of deferred tax assets and liabilities from continuing  operations as of October 31 are as follows:

                                                                                                  2002            2001
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Other postretirement benefits....................................................          $ 4.2           $ 4.4

Deferred tax liabilities:
     Loss on disposal of discontinued operations......................................               -            0.6
     Depreciation and other...........................................................           29.6            19.4
         Total deferred tax liabilities...............................................           29.6            20.0
         Net deferred tax liabilities.................................................          $25.4          $ 15.6

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

8. SENIOR AND SUBORDINATED DEBT

         Senior and subordinated debt outstanding as of October 31 is summarized as follows:

                                                                                           2002                  2001
----------------------------------------------------------------------------------------------------------------------------
Bank revolving credit facility, at variable
     rates, due November 2005.................................................          $ 582.0               $ 692.0

Funding under revolving retail warehouse facility,
     at variable rates, due October 2005......................................           500.0                500.0

Borrowings secured by leases, 4.11% to 6.65%,
     Due serially through November 2009.......................................           307.8                360.6

Convertible Debt, 4.75%, due April 2009.......................................           172.7                  -

Senior Subordinated Notes, 9%, due June 2002..................................                -                 100.0
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------
              Total senior and subordinated debt..............................          $1,562.5             $1,652.6
                                                                                 ===========================================

         On March 25, 2002, the Corporation issued $220.0 of 4.75% subordinated  exchangeable  notes. The Corporation  received $169.5, before  expenses,  and Navistar  received  $50.5,  which was equal to the fair market value of the conversion  option at issuance.  The
Corporation used the proceeds for general business  purposes,  including  working capital.  As of October 31, 2002, the Corporation had unaccreted discount of $47.3 related to the exchangeable notes.

         The notes are  exchangeable  before  maturity into  Navistar  common stock at an initial  exchange  price of $55.73 per share, subject to  adjustment  under the terms of the notes.  The notes will  mature on  April 1,  2009,  unless  exchanged  or redeemed at an earlier date.

         The  Corporation  may redeem some or all of the notes on or after  April 1,  2005.  In  addition,  the holders may require the
Corporation to repurchase the notes before April 1,  2009 under certain  circumstances.  The notes are general unsecured obligations of the Corporation and are subordinated in right of payment to the Corporation's  existing and future senior  indebtedness.  The notes are also effectively subordinated to the Corporation's secured indebtedness and other liabilities, including trade payables.

         The  weighted  average  interest  rate on total  debt,  including  short-term  debt and the effect of  discounts  and  related amortization,  was 4.0% in 2002,  5.7% in 2001 and 6.4% in 2000. The aggregate  annual  maturities and required  payments of senior and subordinated debt are as follows:

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

8. SENIOR AND SUBORDINATED DEBT (continued)

                   Fiscal year ended October 31

                   2003..........................................................   $  122.1
                   2004..........................................................       74.6
                   2005..........................................................      560.6
                   2006..........................................................      615.3
                   2007..........................................................       12.4
                   Thereafter....................................................      177.5
                      Total......................................................   $1,562.5

         Available  funding under the bank  revolving  credit  facility,  the  revolving  retail  warehouse  facility and the revolving wholesale note trust was $469.4.  When combined with unrestricted  cash and cash equivalents,  $501.4 was available to fund the general business  purposes of the Corporation as of October 31, 2002. Under the terms of the bank revolving  credit  facility,  the Corporation is required to maintain a debt to tangible net worth ratio of no greater than 7.0 to 1, an interest  expense to earnings  before income tax ratio not less than 1.25 to 1, and a twelve month rolling combined  retail/lease  loss to liquidation ratio of no greater than .045 to 1. The bank  revolving  credit  agreement  permits  security  interests  in  substantially  all of the  Corporation's  assets to the participants  in the  credit  agreement.  Compensating  cash  balances  are not  required  under the bank  revolving  credit  facility.
Facility fees are paid quarterly regardless of usage.

         The Corporation  enters into secured  borrowing  agreements  involving  vehicles  subject to finance and operating leases with retail customers.  The balances are classified under senior and subordinated  debt as borrowings  secured by leases. In connection with the  securitizations  and secured borrowing  agreements of certain of its leasing portfolio assets, the Corporation and its subsidiary,
Harco Leasing,  Inc. ("HLC"),  have established  Navistar Leasing Company ("NLC"),  a Delaware business trust. NLC holds legal title to leased  vehicles and is the lessor on  substantially  all leases  originated by the  Corporation.  The assets of NLC have been and will continue to be allocated into various  beneficial  interests  issued by NLC. HLC owns one such  beneficial  interest in NLC and HLC has transferred  other  beneficial  interests  issued by NLC to  purchasers  under secured  borrowing  agreements.  Neither the  beneficial interests held by purchasers under secured borrowing  agreements or the assets  represented  thereby,  nor legal interest in any assets of NLC, are available to HLC, the Corporation or its creditors.

9. POSTRETIREMENT BENEFITS

         The  Corporation  provides  postretirement  benefits  to  a  substantial  number  of  its  employees.  Costs  associated  with postretirement  benefits  include pension and  postretirement  health care expenses for employees,  retirees and surviving  spouses and dependents.

         Generally,  the pension plans are  non-contributory.  The Corporation's policy is to fund its pension plans in accordance with applicable United States government regulations.  As of October 31, 2002, all legal funding requirements had been met.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

9. POSTRETIREMENT BENEFITS (continued)

Postretirement Expense

         Net periodic benefit cost included in the Statements of Consolidated Income is composed of the following:
                                                             Pension Benefits                        Other Benefits
                                                   -------------------------------------  -------------------------------------
                                                       2002        2001         2000           2002         2001       2000
----------------------------------------------------------------------------------------  -------------------------------------

Service cost for benefits
     earned during the period.....................   $ 0.7       $ 0.7        $ 0.7         $ 0.5        $ 0.5     $ 0.4
Interest cost on obligation.......................     3.8         3.9          3.7           1.5          1.6       1.2
Net amortization costs and other..................     0.3         0.2          0.1           0.3          0.4         -
Less expected return on assets....................    (5.2)       (5.4)        (5.2)         (0.7)        (0.9)     (0.9)
Net postretirement
     (income) expense.............................   $(0.4)      $(0.6)       $(0.7)        $ 1.6        $ 1.6     $ 0.7

         "Amortization  costs"  include  amortization  of  cumulative  gains and losses over the  expected  remaining  service  life of employees and  amortization of the initial  transition  liability over 15 years and  amortization of plan  amendments.  Plan amendments are recognized over the expected remaining service life of employees.

         The funded status of the Corporation's  plans as of October 31, 2002 and 2001 and a reconciliation  with amounts recognized in the Statements of Consolidated Financial Condition are as follows:
                                                          Pension Benefits                           Other Benefits
                                                        -------------------------------      --------------------------------
                                                                   2002     2001                  2002            2001
------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning
   of year...........................................          $53.6           $50.3                 $20.5           $21.0
Service cost.........................................            0.7             0.7                   0.5             0.5
Interest on obligation...............................            3.8             3.9                   1.5             1.6
Actuarial net loss (gain)............................            1.8             1.9                   2.2            (2.1)
Benefits paid........................................           (3.6)           (3.2)                 (0.7)           (0.5)
Benefit obligation at end of year....................          $56.3           $53.6                 $24.0           $20.5

Change in plan asset
Fair value of plan assets at
   beginning of year.................................          $54.1           $56.2                 $ 6.6           $ 8.0
Actual return on plan assets.........................           (1.0)            0.7                  (0.6)           (1.5)
Employer contribution................................               -               -                  0.4             0.3
Benefits paid........................................           (3.2)           (2.8)                 (0.3)           (0.2)
Fair value of plan assets at
   year-end..........................................          $49.9           $54.1                 $ 6.1           $ 6.6
Funded status........................................          $(6.4)          $ 0.5                $(17.9)         $(13.9)
Unrecognized actuarial net
   (gain) loss.......................................           10.5             2.6                   9.8             6.6
Unrecognized transition amount.......................            -               0.1                      -               -
Unrecognized prior service cost......................            0.3             0.4                      -               -
Net amount recognized................................          $ 4.4           $ 3.6                $ (8.1)         $ (7.3)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

9. POSTRETIREMENT BENEFITS (continued)

Postretirement Expense (continued)
                                                          Pension Benefits                           Other Benefits
                                                        -------------------------------      --------------------------------
                                                                   2002     2001                  2002            2001
------------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the
   Statements of Consolidated
   Financial Condition
   consists of:
      Prepaid benefit cost...........................          $ 6.4           $ 5.5                  $   -           $   -
      Accrued benefit liability......................           (5.2)           (4.3)                 (8.1)           (7.3)
      Accumulated reduction in
         shareowner's equity.........................            3.2             2.4                      -               -
            Net amount recognized....................          $ 4.4           $ 3.6                 $(8.1)          $(7.3)

         The accumulated reduction in shareowner's equity is recorded in the Statements of Consolidated Financial Condition.

         The  sale of  Harco  resulted  in a  curtailment  loss of  $1.2,  which  is  recorded  as a part of the  loss on  disposal  of discontinued operations in the Statements of Consolidated Income.

         The projected  benefit  obligation,  accumulated  benefit  obligation  and fair value of plan assets for the pension plan with accumulated  benefit  obligations in excess of plan assets were $5.2, $5.2, and $0.0,  respectively,  as of October 31, 2002, and $4.3,
$4.3, and $0.0, respectively, as of October 31, 2001.

         The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                                           Pension Benefits                        Other Benefits
                                                   ----------------------------------------------------------------------------
                                                       2002       2001       2000          2002         2001         2000
-------------------------------------------------------------------------------------------------------------------------------

Discount rate used to determine
   present value of benefit
   obligation at year-end.........................     7.2%       7.4%       8.0%           7.1%         7.4%         8.2%
Expected long-term rate of
   return on plan assets at
   beginning of year..............................     9.8%       9.8%       9.8%          11.0%        10.8%        11.0%
Expected rate of increase in
   future compensation levels.....................     3.5%       3.5%       3.5%          N/A          N/A          N/A

         For 2003, the  Corporation  has reduced the expected  long-term  rate of return  assumption on plan assets for the pension and postretirement  benefit plans to 9.0%.  For 2002,  the weighted  average rate of increase in the per capita cost of covered health care benefits  is  projected  to be 11.0%.  The rate is  projected  to  decrease to 5.0% by the year 2007 and remain at that level each year
thereafter.   The effect of changing the health care cost trend rate is as follows:

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

9. POSTRETIREMENT BENEFITS (continued)

Postretirement Expense (continued)

                                                                             1-Percentage-            1-Percentage-
                                                                             Point Increase           Point Decrease

 Effect on total of service and interest cost
    components.........................................................        $   0.4                 $   (0.2)
 Effect on postretirement benefit obligation...........................            2.7                     (2.2)

10. COMMITMENTS AND CONTINGENCIES

Leases

         The Corporation is obligated under  non-cancelable  operating leases for the majority of its office  facilities.  These leases are generally  renewable and provide that property taxes and  maintenance  costs are to be paid by the lessee.  As of October 31, 2002, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

                    Year Ended October 31,
                    2003.........................................................           $ 2.0
                    2004..........................................................            1.9
                    2005..........................................................            1.5
                    2006..........................................................            1.1
                    Total.........................................................          $ 6.5

         The total operating lease expense was $2.2 in 2002, $2.0 in 2001 and $2.0 in 2000.

Guarantees

         The Corporation  periodically guarantees the outstanding debt of affiliates.  As of October 31, 2002, the Corporation has four
outstanding  guarantees  related  to  Navistar's  three  Mexican  finance  subsidiaries,   Servicios  Financieros  Navistar,   S.A.  de
C.V.("SOFOL"), Arrendadora Financiera Navistar, S.A. de C.V.("Arrendadora"), and Navistar Comercial S.A. de C.V. ("Comercial").

         The  Corporation  has an $820.0  contractually  committed  bank revolving  credit  facility that will mature in November 2005.
Under the revolving  credit  agreement,  Arrendadora  and Comercial  are  permitted to borrow up to $100.0 in the  aggregate,  which is guaranteed by the  Corporation.  As of October 31, 2002, the outstanding  balance on the Mexican finance  subsidiaries'  portion of the revolver was $31.0.

         On October  21,  2002,  the  Corporation  entered  into an  agreement  to  guarantee  the  peso-denominated  debt of SOFOL and
Arrendadora,  as co-borrowers,  up to the amount of 200 million pesos (equivalent to $19.7 U.S.  dollars).  As of October 31, 2002, the total outstanding balance of the debt was equivalent to $19.7 U.S. dollars.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

10. COMMITMENTS AND CONTINGENCIES (continued)

Guarantees (continued)

         On May 27, 2002,  the  Corporation  entered into an agreement to guarantee the dollar- and/or  peso-denominated  debt of SOFOL and Arrendadora,  as co-borrowers,  up to the amount of 600 million pesos (equivalent to $59.1 U.S.  dollars).  As of October 31, 2002, the total outstanding balance of the debt was equivalent to $32.7 U.S. dollars.

         On November 18, 2001,  the  Corporation  entered into an agreement to guarantee the  peso-denominated  debt of SOFOL up to the amount of 500 million pesos (equivalent to $49.2 U.S.  dollars).  As of October 31, 2002, the outstanding  balance of  peso-denominated debt was equivalent to $49.2 U.S. dollars.

11. SHAREOWNER'S EQUITY

         The number of authorized  shares of capital stock as of October 31, 2002 and 2001 was  2,000,000,  of which  1,600,000  shares were issued and  outstanding.  All of the issued and outstanding  capital stock is owned by  International.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

         The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

                                                         Net
                                                   Unrealized                Net                            Accumulated
                                                        Gains            Unrealized         Minimum            Other
                                                     (Losses) on          Losses on         Pension     Comprehensive
                                                      Securities         Derivatives       Liability       Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1999...................        $(0.7)           $    -            $(1.2)             $(1.9)
     Change in 2000..............................            -                 -             (0.3)              (0.3)
     Reclass to loss on disposal
       of Discontinued Operations................          0.7                 -                -                0.7
Balance as of October 31, 2000...................            -                 -             (1.5)              (1.5)
     Change in 2001..............................            -              (1.6)               -               (1.6)
Balance as of October 31, 2001...................            -              (1.6)            (1.5)              (3.1)
     Change in 2002..............................            -               0.3             (0.5)              (0.2)
Balance as of October 31, 2002...................         $  -             $(1.3)           $(2.0)             $(3.3)

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

12. SALES OF RECEIVABLES

        The Corporation securitizes finance receivables through Navistar Financial Retail Receivables  Corporation ("NFRRC"),  Navistar
Financial  Securities  Corporation  ("NFSC"),  Truck  Retail  Accounts  Corporation  ("TRAC") and Truck  Engine  Receivables  Financing
Corporation  ("TERFCO"),  all special  purpose,  wholly-owned  subsidiaries  of the  Corporation.  Securitization  involves the sale of receivables to a qualifying  special purpose entity ("QSPE"),  typically a trust.  The QSPE issues  interest-bearing  securities,  also known as  asset-backed  securities,  that are secured by the future  collections  on the sold  receivables.  The QSPE uses the proceeds from the sales of these securities to pay the purchase price for the sold receivables.

        The sales of finance  receivables  in each of the  securitizations  constitute  sales  under  accounting  principles  generally accepted in the United  States of America,  with the result  that the sold  finance  receivables  are  removed  from the  Corporation's balance  sheet  and the  investor's  interests  in the  related  trust or  conduit  are not  reflected  as  liabilities.  However,  the
Corporation's  residual  interest in the related  trusts or assets held by the conduit is reflected on the  Statements of  Consolidated
Financial  Condition  in Amounts  Due From Sales of  Receivables.  NFRRC,  NFSC,  TRAC and TERFCO  have  limited  recourse  on the sold receivables and their assets are available to satisfy the claims of their  creditors prior to such assets becoming  available for their own uses or to the Corporation or affiliated  companies.  The terms of receivable  sales generally  require the Corporation to maintain cash  reserves  with the trusts and  conduits  as credit  enhancement.  The use of cash  reserves  held by the trusts and  conduits  is restricted under the terms of the securitized  sales  agreements.  The maximum  exposure under all receivable sale recourse  provisions as of October 31, 2002 was $345.0; however, management believes the recorded reserves for losses are adequate.

      The  Corporation  continues to service the sold finance  receivables,  for which a servicing fee is received.  Servicing fees are earned on a level yield  basis over the terms of the related  sold  finance  receivables  and are  included  in  servicing  fee income.
Servicing  fees are typically set at 1.0% of average  outstanding  net finance  receivable  balances,  representing  the  Corporation's estimated costs to service the finance receivables.

      Gains or losses on sales of finance  receivables  are estimated  based upon the present value of future expected cash flows using assumptions for prepayment speeds and current market interest rates.  These  assumptions use management's  best estimates  commensurate with the risks involved.  An allowance for credit losses is provided prior to the receivable sale.

      Finance  receivable  balances do not include finance  receivables  sold by the  Corporation to public and private  investors with limited recourse provisions.  Outstanding sold finance receivable balances as of October 31 are as follows:

                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

12. SALES OF RECEIVABLES (continued)

                                                                                                   2002                2001
----------------------------------------------------------------------------------------------------------------------------

Retail notes, net of unearned finance income....................................               $1,521.8            $1,862.6
Wholesale notes.................................................................                  788.7               797.3
Retail accounts.................................................................                  126.9               191.3
     Total......................................................................               $2,437.4            $2,851.2

      Additional financial data for gross serviced finance receivables as of October 31, 2002 is as follows:

                                                     Retail               Finance            Wholesale
                                                     Notes                Leases               Notes             Accounts
Gross serviced finance
   receivables................................       $2,529.1             $205.7              $839.2              $383.4
Gross serviced finance
   receivables with
   installments past due(1)...................           13.5                3.9                 4.5                13.4

Credit losses net of
   recoveries.................................           17.9                1.9                (0.1)                0.8

      (1)Balances for retail notes and leases represent amounts past due over 60 days.  Balances for wholesale notes and accounts represent amounts due over 30 days.

         In fiscal 2002, the Corporation sold $1,000.0 of retail notes,  net of unearned finance income,  through NFRRC in two separate sales.  The Corporation  sold $500.0 of retail notes during the three months ended January 2002 to owner trusts,  which, in turn issued asset-backed  securities  that were sold to  investors.  During the two month period  ended May 2002,  the  Corporation  sold $500.0 of retail notes to an owner trust which, in turn,  issued  asset-backed  securities that were sold to investors.  Aggregate gains of $25.4 were recognized on the sales.

         As of October 31, 2002,  NFSC has in place a revolving  wholesale  note trust that provides for the funding of up to $837.0 of eligible wholesale notes. The trust is comprised of three $200.0 tranches of investor  certificates  expiring in 2003, 2004 and 2008, a
$212.0 tranche of investor  certificates  expiring in 2005 and a variable  funding  certificate  with a maximum  capacity of $25.0. The variable funding certificate expires in January 2003 with an option for renewal.

         As of October 31, 2002,  TRAC has in place a revolving  retail  account  conduit that provides for the funding of up to $100.0 of eligible retail accounts.  It expires in August 2003 and is renewable upon mutual consent of the parties.

         As of October 31, 2002,  TERFCO has in place a revolving  trust that provides for the funding of up to $100.0 of eligible Ford
Motor Company accounts receivables. This facility will expire in 2005.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

12. SALES OF RECEIVABLES (continued)

      When  receivables  are sold, the  Corporation  retains an interest in the  securitized  receivables in the form of  interest-only strips, cash reserve accounts and subordinated  certificates.  The following is a summary of retained interests included in Amounts Due from Sales of Receivables as of October 31:

                                                                                               2002              2001
----------------------------------------------------------------------------------------------------------------------------

Cash held and invested by trusts.....................................................        $105.6            $146.6
Subordinated retained interests in wholesale receivables.............................         126.2             127.1
Subordinated retained interests in retail receivables................................          96.4              56.4
Interest only receivables............................................................          16.8              10.1
Allowance for credit losses..........................................................         (14.0)            (16.7)
     Total...........................................................................        $331.0            $323.5

       The fair value of cash deposits included in Amounts Due from Sales of Receivables  approximate their carrying value due to their short-term  nature and  variable  interest  rate terms.  The  subordinated  retained  interests  in  wholesale  and retail  receivables principally  consist  of  wholesale  notes or  marketable  securities,  retail  accounts,  and  certain  cash  collections  on  finance receivables.  Due to the short-term nature of these assets, their fair value approximates carrying value.

      Key economic  assumptions  used in measuring the interest only  receivables  at the date of the sale, for sales of retail finance receivables completed during the fiscal year were as follows:

                                                                                2002                        2001
                                                                       ------------------------    ------------------------
      Prepayment speed........................................                1.4 - 1.6                   1.4 - 1.6
      Weighted average life...................................                41 months                   41 months
      Residual cash flows discount rate.......................              6.41% - 6.93%               7.85% - 8.35%

      The Corporation  used the following key  assumptions in estimating the fair value of interest only  receivables as of October 31,
2002:  prepayment  speed of 1.4,  weighted  average life of 47 months,  and a residual cash flows discount rate of 5.35%. The impact of hypothetical  10% and 20% adverse  changes in these  assumptions  would have no material  effect on the fair value of the interest only receivables as of October 31, 2002. These  sensitivities  are  hypothetical and should be used with caution.  The effect of a variation of a particular  assumption on the fair value of the interest only receivables is calculated without changing any other assumption;  in reality, changes in one factor may result in changes in another.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

12. SALES OF RECEIVABLES (continued)

      The following  table  summarizes  certain cash flows  received from and (paid to)  securitization  trusts/conduits  during the year ended October 31, 2002:

                                                                                       2002                 2001
                                                                                             ($ Millions)
                                                                                 --------------------------------------------
                                                                                 --------------------- ----------------------
Proceeds from initial sales of retail receivables..............................     $  999.0              $1,390.4
Proceeds from subsequent sales of receivables into
  revolving facilities.........................................................      4,903.0               5,063.8
Servicing fees received........................................................         23.0                  26.6
All other cash received from trusts............................................        228.9                 192.8
Repurchase of receivables in breach of terms...................................       (128.9)                (96.3)
Cash used in exercise of purchase option.......................................        (84.7)               (220.8)

13. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

         The carrying amounts and estimated fair values of the Corporation's financial instruments as of October 31 were as follows:

                                                                             2002                          2001
                                                                -------------------------------------------------------------
                                                                   Carrying         Fair          Carrying         Fair
                                                                    Value           Value          Value          Value
-----------------------------------------------------------------------------------------------------------------------------

Financial assets:
     Finance receivables:
         Retail notes................................                 $827.1         $844.8         $ 634.1        $ 664.8
         Wholesale notes and accounts................                  307.0          307.0           247.2          247.2
     Amounts due from sales of receivables..                           331.0          331.0           323.5          323.5
   Marketable securities.............................                    8.1            8.1            22.6           22.6

Financial liabilities:
     Senior and subordinated debt....................                1,562.5        1,524.2         1,652.6        1,614.7
   Derivative contracts..............................                    7.2            7.2             1.8            1.8

         The carrying amount of cash and cash equivalents approximates fair value.
The fair value of retail  notes is  estimated  by  discounting  the future  contractual  cash flows using an  estimated  discount  rate reflecting  interest  rates  currently  being  offered for notes with  similar  terms.  For  wholesale  notes and retail and  wholesale accounts,  all of which reprice  monthly,  the carrying  amounts  approximate  fair value as a result of the  short-term  nature of the receivables.

         The fair values of cash deposits  included in amounts due from sales of receivables  approximate  their carrying values due to their  short-term  nature and variable  interest rate terms. The subordinated  retained  interests in wholesale and retail  receivables principally  consist  of  wholesale  notes  or  marketable  securities,  retail  accounts  and  certain  cash  collections  on  finance receivables.  Due to the short-term nature of these assets the fair value approximates carrying

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

13. FINANCIAL INSTRUMENTS (continued)

Fair Value of Financial Instruments (continued)

value.  The fair value of the interest only  receivables is derived by discounting the expected future cash flows at estimated  current market rates.

         For fixed rate debt, the fair value is estimated  based on quoted market prices where  available and, where not available,  on quoted market prices of debt with similar characteristics.  For variable rate debt the fair values approximate their carrying value.

         The estimated fair values for all other financial  instruments  approximate their carrying values due to the short-term nature or variable interest terms inherent in the financial instruments.

Derivatives Held or Issued for Purposes Other Than Trading

         The  Corporation  manages its exposure to  fluctuations  in interest  rates by limiting the amount of fixed rate assets funded with  variable  rate debt  generally by selling  fixed rate  receivables  on a fixed rate basis and by utilizing  derivative  financial instruments.  These derivative  financial  instruments may include forward  contracts,  interest rate swaps and interest rate caps. The fair value of these  instruments  is  estimated  based on quoted  market  prices and is subject to market risk as the  instruments  may become less valuable due to changes in market  conditions or interest rates. The Corporation  manages exposure to counter-party  credit risk by entering into derivative  financial  instruments with major financial  institutions that can be expected to fully perform under the terms of such  agreements.  The  Corporation  does not  require  collateral  or other  security  to  support  derivative  financial instruments  with credit  risk.  The  Corporation's  counter-party  credit  exposure is limited to the fair value of  contracts  with a positive fair value at the reporting date. As of October 31, 2002, the Corporation's  derivative  financial  instruments had a negative net fair value.  Notional amounts are used to measure the volume of derivative  financial  instruments and do not represent exposure to credit loss.

         The  Corporation  also enters into derivative  financial  instruments to manage its exposure to fluctuations in the fair value of retail  notes  anticipated  to be sold.  The  Corporation  manages such risk by entering  into forward  contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly  correlated with that of the Corporation's  receivables.  Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

         As of October 31, 2002, the notional amounts and fair values of the  Corporation's  derivatives are presented in the following table.  The fair values of all derivatives are recorded in Other Liabilities on the Statements of Consolidated Financial Condition:

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

13. FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

       Inception                Maturity                     Derivative                  Notional           Fair
          Date                    Date                          Types                     Amount            Value
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
November 1999            February 2003           Interest Rate Swap                      $   24.0              $2.1
October 2000             November 2012           Interest Rate Cap                          500.0              (3.6)
                         November 2012           Interest Rate Cap                          500.0               3.6
December 2000            January 2004            Interest Rate Swap                          17.7              (0.8)
July 2001                April 2006              Interest Rate Swap                          31.6              (2.1)
November 2001            June 2004               Interest Rate Swap                         179.0              (2.7)
                         July 2006               Interest Rate Swap                         179.0               3.0
June 2002 - October 2002 November 2002           Interest Rate Forward Contracts            650.0              (6.7)

         In November 1999, the Corporation  sold fixed rate retail  receivables on a variable rate basis and entered into an amortizing interest  rate swap  agreement to fix the future cash flows of interest paid to lenders.  In March 2000,  the  Corporation  transferred all the rights and obligations of the swap to the bank conduit.  The notional amount of the amortizing swap is based on the expected outstanding  principal balance of the sold retail receivables.  Under the terms of the agreement,  the Corporation will make or receive payments based on the  differential  between the transferred  swap notional amount and the  outstanding  principal  balance of the sold retail receivables.  This transaction was accounted for as a non-hedging derivative instrument.

         In October  2000,  the  Corporation  entered  into a $500.0  retail  revolving  facility as a method to fund retail  notes and finance  leases prior to the sale of  receivables.  Under the  agreements of this  facility,  the  Corporation  sells fixed rate retail notes or finance  leases to the conduit and pays  investors  a floating  rate of  interest.  As  required by the rating  agencies,  the
Corporation  purchased an interest rate cap to protect  investors  against rising  interest  rates. To offset the economic cost of this cap, the Corporation sold an identical interest rate cap.

         In December 2000,  the  Corporation  sold fixed rate retail  receivables on a variable rate basis and entered into an interest rate swap  agreement.  Under the terms of the  agreement,  the  Corporation  will make or receive  payments  based on the  differential between the transferred  swap notional amount and the outstanding  principal  balance of the sold retail  receivables and on changes in the interest rates. This transaction was accounted for as a non-hedging derivative instrument.

         In July 2001,  the  Corporation  entered into an interest rate swap  agreement to fix a portion of its floating rate revolving debt. This transaction is accounted for as a cash flow hedge, and  consequently,  to the extent that the hedge is effective,  gains and losses on the derivative are recorded in other  comprehensive  income.  There has been no  ineffectiveness  related to this  derivative since inception.

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MILLIONS OF DOLLARS

13. FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

         In November  2001, the  Corporation  entered into two interest rate swap  agreements in connection  with a sale of retail note receivables.  The purpose of the swaps was to convert the floating  rate portion of the bonds issued into fixed rate  interest to match the interest basis of the receivables pool sold to the owner trust,  and to protect the Corporation from interest rate volatility.  The net outcome,  after  applying the effect of these swaps,  results in the  Corporation  paying a fixed rate of interest on the projected balance of the pool.  To the extent that  actual pool  balances  differ from the  projected  balances,  the  Corporation  has  retained interest rate exposure on this difference.  These transactions were accounted for as non-hedging derivative instruments.

         During the five month period ended  October 2002,  the  Corporation  entered into ten forward rate  contracts for an aggregate notional amount of $650.0 in anticipation of its November retail  receivables  sale.  These forward rate contracts are accounted for as non-hedging derivative instruments.

         The net  recognized  gain or loss on all  non-hedging  derivative  instruments is recorded in Retail Notes Revenue and Gain on
Sale of Retail Notes in the Statements of  Consolidated  Income.  Aggregate net recognized  loss for fiscal 2002 was $5.7,  compared to net aggregate recognized gain of $1.6 in 2001.

14. LEGAL PROCEEDINGS

         The  Corporation  is subject to various  claims  arising in the  ordinary  course of business,  and is party to various  legal proceedings,  which  constitute  ordinary  routine  litigation  incidental  to the business of the  Corporation.  In the opinion of the
Corporation's  management,  none of these  proceedings  or claims are  material  to the  business  or the  financial  condition  of the
Corporation.

15. SUBSEQUENT EVENTS

         On November 19, 2002, the Corporation sold $618.4 of retail notes and leases,  net of unearned  finance income.  The notes and leases were sold through NFRRC to an owner trust which,  in turn,  issued  asset-backed  securities  that were sold to  investors.  The
Corporation recognized a gain of $24.4 on the sale.

         Fitch,  Moody's,  and Standard and Poor's lowered the Corporation's  debt ratings in December 2002. The Corporation's  current debt ratings are as follows:

                                                                                                    Standard
                                                          Fitch             Moody's                and Poor's

Senior unsecured debt                                      BB                 Ba3                     BB-
Subordinated debt                                          B+                 B2                       B
Outlook                                                 Negative             Stable               Stable

16. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                      2002
                                                   -------------- --------------- -------------- ------------- --------------
                                                        1st            2nd             3rd           4th          Fiscal
                                                      Quarter        Quarter         Quarter       Quarter         Year
-------------------------------------------------- -------------- --------------- -------------- ------------- --------------

Results of Continuing Operations
    Revenues....................................          $72.0          $65.7           $54.8          $54.2        $246.7
    Interest expense............................           14.5           15.0            14.0           14.5          58.0
    Provision for losses
       on receivables...........................            4.3            6.2             5.1            4.9          20.5
Income from Continuing
    Operations..................................           16.7           10.5             5.7            2.0          34.9
Gain (Loss) on Disposal of
    Discontinued Operations.....................            0.7            -               -             (1.9)         (1.2)
Net income......................................           17.4           10.5             5.7            0.1          33.7

                                                                                      2001
                                                   -------------- --------------- -------------- ------------- -------------
                                                        1st            2nd             3rd           4th          Fiscal
                                                      Quarter        Quarter         Quarter       Quarter         Year
-------------------------------------------------- -------------- --------------- -------------- ------------- -------------
Results of Continuing Operations
    Revenues....................................          $84.3          $82.3           $69.6          $68.2        $304.4
    Interest expense............................           30.0           24.8            20.8           17.3          92.9
    Provision for losses
       on receivables...........................            6.5            7.6             6.1            7.6          27.8
Income from Continuing
    Operations..................................           12.8           12.8             9.3           11.3          46.2
Gain on Disposal of
    Discontinued Operations.....................            -              -               -              8.3           8.3

Net income......................................           12.8           12.8             9.3           19.6          54.5

---------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------
                                              Navistar Financial Corporation and Subsidiaries

                                              Statement of Financial Reporting Responsibility
---------------------------------------------------------------------------------------------------------------------------------------

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

    John J. Bongiorno
    President and Chief Executive Officer

    Ronald D. Markle
    Vice President and Controller

---------------------------------------------------------------------------------------------------------------------------------------
                                              Navistar Financial Corporation and Subsidiaries

                                                       Independent Auditors' Report
---------------------------------------------------------------------------------------------------------------------------------------

    Navistar Financial Corporation:

    We have audited the accompanying  consolidated  financial  statements of Navistar Financial  Corporation (the "Corporation") and
    its  subsidiaries  as of October 31, 2002 and 2001 and for each of the three years in the period ended October 31, 2002,  listed in Item 8. These consolidated  financial statements are the responsibility of the Corporation's  management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion,  the accompanying  consolidated  financial  statements present fairly, in all material  respects,  the financial position  of  Navistar  Financial  Corporation  and its  subsidiaries  as of October  31, 2002 and 2001 and the results of their operations  and their cash flow for each of the three years in the period ended October 31, 2002 in conformity  with  accounting principles generally accepted in the United States of America.

    /s/DELOITTE & TOUCHE LLP
       Deloitte & Touche LLP
       December 9, 2002
       Chicago, Illinois

                                                     SUPPLEMENTARY FINANCIAL DATA
                                                              (unaudited)
                                           Five Year Summary of Financial and Operating Data

                                                          MILLIONS OF DOLLARS

                                                           2002          2001           2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------
Results of Continuing
 Operations:
     Revenues.................................        $  246.7      $  304.4       $  307.8       $  282.0       $  234.3
     Income ..................................            34.9          46.2           56.4           59.3           48.9
     Dividends paid ..........................             -            26.0           22.7           60.3           57.0

     Percent of net income to
         average shareowner's
         equity...............................             9.5%         14.8%          18.9%          21.0%          17.1%

 Financial Data:
     Finance receivables, net ................        $1,297.7      $1,079.5       $1,666.1       $2,062.5       $1,510.9
     Total assets ............................         2,092.9       2,110.9        2,518.9        2,769.9        2,127.8

     Total debt ..............................         1,562.5       1,652.6        1,874.0        1,710.3        1,633.0
     Shareowner's equity .....................           364.8         331.3          304.4          280.3          281.5

     Debt to equity ratio ....................           4.3:1         5.0:1          6.2:1          6.1:1          5.8:1
     Senior debt to capital
         funds ratio..........................           2.6:1         3.6:1          4.4:1          4.2:1          3.1:1

 Number of employees at
     October 31...............................             303           311            291            307            300

Results of Discontinued
 Operations:
     Revenues.................................          $  -         $  61.6        $  55.9        $  44.2        $  41.6
     Income ..................................             -             6.4            0.5            3.2            4.0

 Number of employees at
     October 31...............................             -              78             94             92            94

                                            SUPPLEMENTARY FINANCIAL DATA (continued)
                                                              (unaudited)

                                                          MILLIONS OF DOLLARS

Gross Finance Receivables and Leases Originated
---------------------------------------------------------------------------------------------------------------------------------

($ Millions)                                             2002            2001         2000            1999        1998
---------------------------------------------------------------------------------------------------------------------------------

Wholesale notes..................................      $2,955.3        $2,803.7        $4,119.3        $4,188.5    $3,812.8

Retail notes and leases:
     New ........................................         946.9           963.1         1,561.4         1,519.7     1,358.0
     Used .......................................         279.6           228.3           268.6           286.4       309.2
         Total...................................       1,226.5         1,191.4         1,830.0         1,806.1     1,667.2

     Total ......................................      $4,181.8        $3,995.1         5,949.3        $5,994.6    $5,480.0

Serviced (including sold notes) Retail Notes and
Leases With Installments Past Due Over 60 Days
---------------------------------------------------------------------------------------------------------------------------------

As of October 31 ($ Millions)                           2002           2001             2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------

Original amount of notes
     and leases.................................         $ 35.1        $ 72.3           $ 91.7          $ 40.4        $ 33.6
Balance of notes and leases.....................           17.4          37.9             46.3            17.9          16.5
Balance as a percent of
     total outstanding notes
   and leases...................................           .57%         1.12%            1.26%           0.53%         0.57%

Retail Note and Lease Repossessions (including sold notes)
----------------------------------------------------------------------------------------------------------------------------------

                                                        2002            2001           2000              1999            1998
----------------------------------------------------------------------------------------------------------------------------------

Retail note and lease
     repossessions acquired as
     a percentage of average
     serviced retail note and
     lease balances........................                2.88%           4.47%          2.80%          1.82%           2.26%

                                               SUPPLEMENTARY FINANCIAL DATA (continued)
                                                              (unaudited)

                                                          MILLIONS OF DOLLARS

Credit Loss Experience on Serviced (including sold notes) Receivables
------------------------------------------------------------------------------------------------------------------------

($ Millions)                                                2002         2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------------------

Net losses (recoveries):
     Retail notes and leases ......................        $19.8        $23.4         $12.2        $ 5.5         $0.2
     Wholesale notes ..............................         (0.1)         0.6             -         (0.2)        (0.3)
     Accounts .....................................          0.8            -          (0.1)         0.1            -
         Total ....................................        $20.5        $24.0         $12.1         $5.4        $(0.1)

Percent net losses (recoveries)
  to liquidations:
     Retail notes and leases ......................       1.34%        1.52%          .82%         .41%         .02%
     Wholesale notes ..............................         -           .02             -            -         (.01)
         Total ....................................        .45%         .52%          .21%         .10%           -%

Percent net losses (recoveries)
  to related average gross
  receivables outstanding:
     Retail notes and leases ......................        .65%         .68%          .36%         .18%         .01%
     Wholesale notes ..............................       (.02)         .06             -          (.02)        (.04)
     Accounts                                              .25            -          (.02)         .02             -
         Total ....................................        .49%         .50%          .30%         .12%            -%

Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure

    None

                                                       PART III

Items 10, 11, 12 and 13

    Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Controls and Procedures

Evaluation of disclosure controls and procedures

         The Corporation's  principal  executive officer and principal  financial officer evaluated the Corporation's  disclosure  controls and procedures  (as defined in rule 13a-14(c) and 15d-14(c)  under the Securities  Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the "Evaluation  Date").  Based on that evaluation,  the principal  executive officer and principal  financial officer of the Corporation concluded that, as of the Evaluation Date, the disclosure  controls and procedures in place at the Corporation  were  adequate  to ensure that  information  required  to be  disclosed  by the  Corporation,  including  its  consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded,  processed,  summarized and reported on a timely basis in accordance with applicable rules and regulations.  Although the Corporation's  principal  executive officer and principal financial officer believe the Corporation's existing  disclosure  controls and procedures are adequate to enable the Corporation to comply with its disclosure  obligations,  the Corporation intends to formalize and document the procedures  already in place and establish a disclosure committee.

Changes in internal controls

         The Corporation has not made any  significant  changes to its internal  controls  subsequent to the  Evaluation  Date. The Corporation has not  identified  any  significant  deficiencies  or material  weaknesses  or other  factors that could  significantly  affect these controls, and therefore, no corrective action was taken.

                                                        PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

    See Index to Financial Statements in Item 8.

Financial Statement Schedules

          All schedules  are omitted  because of the absence of the  conditions  under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including Those Incorporated By Reference

    See Index to Exhibits.

Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended October 31, 2002.

                                                       SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NAVISTAR FINANCIAL CORPORATION
                                                      (Registrant)

    By:   /s/Ronald D. Markle                                                                     December 12, 2002
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

      Signature                                   Title                                     Date

/s/JOHN J. BONGIORNO                   President and Chief Executive                  December 12, 2002
   John J. Bongiorno                   Officer; Director
                                       (Principal Executive Officer)

/s/R. WAYNE CAIN                       Senior Vice President;                         December 12, 2002
   R. Wayne Cain                       Director

/s/ANDREW J. CEDEROTH                  Vice President and Treasurer;                  December 12, 2002
   Andrew J. Cederoth                  Director
                                       (Principal Financial Officer)

/s/RONALD D. MARKLE                    Vice President and Controller;                 December 12, 2002
   Ronald D. Markle                    Director
                                       (Principal Accounting Officer)

/s/PHYLLIS E. COCHRAN                  General Manager; Director                      December 12, 2002
   Phyllis E. Cochran

/s/JOHN R. HORNE                       Director                                       December 12, 2002
   John R. Horne

                                                    NAVISTAR FINANCIAL CORPORATION
                                                           AND SUBSIDIARIES

                                                        SIGNATURES (Continued)

       Signature                                        Title                      Date

/s/THOMAS M. HOUGH                                     Director               December 12, 2002
   Thomas M. Hough

/s/ROBERT C. LANNERT                                   Director               December 12, 2002
   Robert C. Lannert

/s/MARK SCHWETSCHENAU                                  Director               December 12, 2002
   Mark Schwetschenau

                                         NAVISTAR FINANCIAL CORPORATION
                                         AND CONSOLIDATED SUBSIDIARIES

                                                 CERTIFICATIONS

I, John J. Bongiorno, certify that:

1. I have reviewed this annual report on Form 10-K of Navistar Financial Corporation;

2. Based on my  knowledge,  this annual  report does not contain any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge,  the financial statements,  and other financial information included in this annual report, fairly present in all material  respects the  financial  condition,  results of operations  and cash flows of the  registrant as of, and for, the periods presented in this annual report;

4. The  registrant's  other  certifying  officer and I are  responsible  for  establishing  and  maintaining  disclosure  controls  and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant, including its consolidated subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

         b)       evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)       presented in this annual report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation,  to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)   all  significant  deficiencies  in the  design or  operation  of  internal  controls  which  could  adversely  affect the registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any  fraud,  whether  or not  material,  that  involves  management  or other  employees  who have a  significant  role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officer and I have  indicated  in this  annual  report  whether or not there were  significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

/s/John J. Bongiorno
     John J. Bongiorno
     President and Chief Executive Officer
     (Principal Executive Officer)

                                       NAVISTAR FINANCIAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES

                                              CERTIFICATIONS

I, Andrew J. Cederoth, certify that:

1. I have reviewed this annual report on Form 10-K of Navistar Financial Corporation;

2. Based on my  knowledge,  this annual  report does not contain any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge,  the financial statements,  and other financial information included in this annual report, fairly present in all material  respects the  financial  condition,  results of operations  and cash flows of the  registrant as of, and for, the periods presented in this annual report;

4. The  registrant's  other  certifying  officer and I are  responsible  for  establishing  and  maintaining  disclosure  controls  and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such  disclosure  controls and procedures to ensure that material  information  relating to the  registrant, including its consolidated subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

         b)       evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)       presented in this annual report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed,  based on our most recent evaluation,  to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)   all  significant  deficiencies  in the  design or  operation  of  internal  controls  which  could  adversely  affect the registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud,  whether or not material,  that  involves  management  or other  employees who have a significant  role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officer and I have  indicated  in this  annual  report  whether or not there were  significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

/s/Andrew J. Cederoth
     Andrew J. Cederoth
     (Principal Financial Officer)

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

      The following documents of Navistar Financial Corporation are incorporated herein by reference:

3.1          Restated  Certificate of Incorporation of Navistar Financial  Corporation (as amended and in effect on December 15, 1987).
             Filed on Form 8-K dated December 17, 1987.  Commission File No. 1-4146-l.

3.2          The By-Laws of Navistar Financial  Corporation (as amended February 29,  1988). Filed on Form 10-K dated January 19, 1989.
             Commission File No. 1-4146-1.

4.1          Indenture  dated as of March 25,  2002,  by and among the  Corporation,  Navistar  International  Corporation  and The BNY
             Midwest  Trust  Company,  as  Trustee,  for  the  Corporation's  4.75%  Subordinated   Exchangeable  Notes  due  2009  for
             $220,000,000.  Registration No. 333-87716.

4.2          Registration  Rights  Agreement,  dated as of March  25,  2002,  by and  among  the  Corporation,  Navistar  International
             Corporation,  Salomon Smith Barney, Inc. and Banc of America  Securities,  LLC. Filed as Exhibit 4.2 to Form S-3 dated May
             7, 2002.  Registration No. 333-87716.

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

10.2         Inter-company  Purchase  Agreement dated as of April 26, 1993,  between the Corporation and Truck Retail  Instalment Paper
             Corp.  Filed on Form 8-K dated April 30, 1993.  Commission File No.   1-4146-1.

10.3         Pooling  and  Servicing  Agreement  dated as of June 8, 1995,  among the  Corporation,  as  Servicer,  Navistar  Financial
             Securities  Corporation,  as Seller, The Chase Manhattan Bank (survivor in the merger between The Chase Manhattan Bank and
             Chemical Bank which was the survivor in the merger between  Chemical Bank and  Manufacturers  Hanover Trust  Company),  as
             1990 Trust Trustee, and The Bank of New York, as Master Trust Trustee.  Filed on Registration No. 33-87374.

10.4         Series 1995-1  Supplement to the Pooling and  Servicing  Agreement  dated as of June 8, 1995,  among the  Corporation,  as
             Servicer,  Navistar  Financial  Securities  Corporation,  as Seller,  and The Bank of New York, as Master Trust Trustee on
             behalf of the Series 1995-1 Certificate holders.  Filed on Registration No. 33-87374.

10.5         Purchase  Agreement dated as of June 8, 1995, between the Corporation and Navistar Financial  Securities  Corporation,  as
             Purchaser, with respect to the Dealer Note Master Trust.  Filed on Registration No.   33-87374.

10.6         Series 1997-1  Supplement to the Pooling and Servicing  Agreement  dated as of August 19, 1997,  among Navistar  Financial
             Corporation,  as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust
             Trustee on behalf of the Series  1997-1 Certificateholders.  Filed on Registration No. 333-30737.

10.7         Series 1998-1  Supplement to the Pooling and  Servicing  Agreement  dated as of July 17, 1997,  among  Navistar  Financial
             Corporation,  as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust
             Trustee on behalf of the Series 1998-1 Certificateholders.  Filed on Registration No. 333-30737.

10.8         Purchase  Agreement  dated  as of June 3,  1999,  between  the  Corporation  and  Navistar  Financial  Retail  Receivables
             Corporation,  as Purchaser,  with respect to Navistar  Financial 1999-A Owner Trust, as Issuer.  Filed on Registration No.
             333-62445.

10.9         Pooling and Servicing  Agreement dated as of June 3, 1999,  among the  Corporation,  as Servicer,  and Navistar  Financial
             Retail Receivables  Corporation,  as Seller,  and Navistar Financial 1999-A Owner Trust, as Issuer.  Filed on Registration
             No. 333-62445.

10.10        Trust Agreement dated as of June 3, 1999, between Navistar Financial Retail Receivables Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 1999-A Owner Trust. Filed on Registration
             No. 333-62445.

10.11        Indenture dated as of June 3, 1999,  between Navistar  Financial 1999-A Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 1999-A Owner Trust.  Filed on Registration No. 333-62445.

10.12        Receivable  Purchase Agreement dated as of November 12, 1999,  between Navistar Financial Retail Receivables  Corporation, as Seller, the Corporation,  as Servicer,  and, Falcon Asset Securitization  Corporation and International  Securitization
             Corporation,  as investors,  and Bank One NA as agent and as Securities  Intermediary,  with respect to Navistar Financial
             1999-B Multi-seller Asset-backed Commercial Paper Conduit.  Filed on Registration No. 333-62445.

10.13        Receivable  Sale  Agreement  dated as of November  12,  1999,  between  the  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as Purchaser,  with respect to Navistar Financial 1999-B Multi-seller  Asset-backed  Commercial
             Paper Conduit, as Issuer.  Filed on Registration No. 333-62445.

10.14        Certificate  Purchase  Agreement dated as of January 28, 2000,  between  Navistar  Financial  Securities  Corporation,  as seller, the Corporation, as Servicer,  Receivable Capital Corporation, as the Conduit Purchaser, Bank of America, National
             Association,  as  administrative  Agent for the  Purchasers,  and Bank of America,  National  Association,  as a Committed
             Purchaser filed on Form 8-K dated February 24, 2000.  Commission File No. 333-30737.

10.15        Purchase  Agreement  dated as of March 9,  2000,  between  the  Corporation  and  Navistar  Financial  Retail  Receivables
             Corporation,  as Purchaser,  with respect to Navistar  Financial 2000-A Owner Trust, as Issuer.  Filed on Registration No.
             333-62445.

10.16        Pooling and Servicing  Agreement dated as of March 9, 2000, among the  Corporation,  as Servicer,  and Navistar  Financial
             Retail Receivables

             Corporation, as Seller, and Navistar Financial 2000-A Owner Trust, as Issuer.  Filed on Registration No. 333-62445.

10.17        Trust Agreement dated as of March 9, 2000,  between Navistar  Financial Retail  Receivables  Corporation,  as Seller,  and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2000-A  Owner Trust.  Filed on
             Registration No. 333-62445.

10.18        Indenture dated as of March 9, 2000,  between Navistar Financial 2000-A Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2000-A Owner Trust.  Filed on Registration No. 333-62445.

10.19        Series 2000-1  Supplement to the Pooling and  Servicing  Agreement  dated as of July 13, 2000,  among  Navistar  Financial
             Corporation,  as Servicer, Navistar Financial Securities Corporation, as Seller, and the Bank of New York, as Master Trust
             Trustee on behalf of the Series 2000-1 Certificateholders.  Filed on Registration No. 333-32960.

10.20        Purchase  Agreement  dated as of November 1, 2000,  between the  Corporation  and Navistar  Financial  Retail  Receivables
             Corporation,  as Purchaser,  with respect to Navistar  Financial 2000-B Owner Trust, as Issuer.  Filed on Registration No.
             333-62445.

10.21        Pooling and Servicing Agreement dated as of November 1, 2000, among the Corporation,  as Servicer,  and Navistar Financial
             Retail Receivables  Corporation,  as Seller,  and Navistar Financial 2000-B Owner Trust, as Issuer.  Filed on Registration
             No. 333-62445.

10.22        Trust Agreement dated as of November 1, 2000, between Navistar Financial Retail  Receivables  Corporation,  as Seller, and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2000-B  Owner Trust.  Filed on
             Registration No. 333-62445.

10.23        Indenture  dated as of  November 1, 2000,  between  Navistar  Financial  2000-B  Owner Trust and The Bank of New York,  as
             Indenture Trustee, with respect to Navistar Financial 2000-B Owner Trust.  Filed on Registration No. 333-62445.

10.24        Servicing Agreement dated as of October 16, 2000, between the Corporation,  as Servicer, and Navistar Leasing Corporation,
             Harco Leasing Company,  Inc., Truck Retail  Instalment Paper Corp, The Bank of New York as Collateral  Agent, and Bank One
             National Association, as Portfolio Trustee.

10.25        Receivables  Purchase  Agreement  dated as of October 16,  2000,  between  Truck  Retail  Instalment  Paper Corp.  and the
             Corporation.

10.26        Indenture  Agreement dated as of October 16, 2000, between Truck Retail Instalment Paper Corp., as Issuer, and The Bank of
             New York, as Indenture Trustee.

10.27        Series 2000-1  Supplement  dated as of October 16, 2000, to the Indenture also dated October 16, 2000 between Truck Retail
             Instalment Paper Corp., as Issuer, and The Bank of New York, as Indenture Trustee.

10.28        Credit Agreement for $820,000,000  Revolving Credit and Competitive Advance Facility dated as of December 8, 2000, between the Corporation,
             Arrendadora Financiera Navistar, S.A. DE C.V., Servicios Financieros Navistar,  S.A. DE C.V. and Navistar Comercial,  S.A.
             DE C.V., as borrowers,  lenders  party  hereto,  The Chase  Manhattan  Bank as  Administrative  Agent,  Bank of America as
             Syndication Agent and Bank of Nova Scotia as Documentation Agent.

10.29        Parents Side Agreement, dated as of December 8, 2000, by Navistar International  Corporation,  and International Truck and
             Engine Corporation, for the benefit of the Lenders from time to time party to the Credit Agreement referred to above.

10.30        Guarantee,  dated as of December 8, 2000,  made by Navistar  International  Corporation,  in favor of The Chase  Manhattan
             Bank, as  Administrative  Agent,  for the lenders  parties to the Credit  Agreement,  dated as of December 8, 2000,  among
             Navistar Financial Corporation and Arrendadora Financiera Navistar,  S.A. DE C.V., Servicios Financieros Navistar, S.A. DE
             C.V. and Navistar  Comercial,  S.A. DE C.V., the Lenders,  Bank of America,  N.A., as syndication  agent, The Bank of Nova
             Scotia, as documentation agent, and the Administrative Agent.

10.31        Receivable  Purchase Agreement dated as of December 21, 2000,  between Navistar Financial Retail Receivables  Corporation, as Seller,  the Corporation,  as Servicer,  Thunder Bay Funding Inc., as company,  and Royal Bank of Canada as agent, with respect to Navistar  Financial  2000-C  Multi-seller  Asset-backed  Commercial  Paper Conduit.  Filed on Registration  No.
             333-62449.

10.32        Receivable  Sale Agreement  dated as of December 21, 2000,  between the  Corporation,  as Issuer,  and Navistar  Financial
             Retail Receivables Corporation, as Purchaser.  Filed on Registration No. 333-62449.

10.33        Purchase Agreement dated as of April 27, 2001, between the Corporation and Navistar Financial Retail Receivables Corporation,  as
             Purchaser, with respect to Navistar Financial 2001-A Owner Trust, as Issuer.  Filed on Registration No. 033-50291.

10.34        Pooling and Servicing  Agreement dated as of April 27, 2001, among the Corporation,  as Servicer,  and Navistar  Financial Retail
             Receivables  Corporation,  as Seller,  and Navistar  Financial  2001-A Owner Trust, as Issuer.  Filed on Registration  No.
             033-50291.

10.35        Trust Agreement dated as of April 27, 2001,  between Navistar  Financial Retail  Receivables  Corporation,  as Seller, and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2001-A  Owner Trust.  Filed on
             Registration No. 033-50291.

10.36        Indenture  dated as of April 27, 2001,  between  Navistar  Financial  2001-A  Owner Trust and The Bank of New York,  as Indenture
             Trustee, with respect to Navistar Financial 2001-A Owner Trust.  Filed on Registration No. 033-50291.

10.37        Supplement No. 1, dated as of July 24, 2001, to Indenture  agreement dated October 16, 2000, among Truck Retail  Instalment Paper
             Corp.  and The Bank of New York,  to amend the  Indenture  to (i) revise the  definition  of "Series  2000-1 Loss  Reserve
             Specified Balance",  and (ii) revise the Amortization  Events filed on Form 8-K dated August 6, 2001.  Commission File No.
             1-4146-1.

10.38        Purchase Agreement dated as of November 1, 2001,  between the Corporation and Navistar Financial Retail Receivables  Corporation,
             as Purchaser, with respect to Navistar Financial 2001-B Owner Trust, as Issuer.  Filed on Registration No. 033-50291.

10.39        Pooling and Servicing Agreement dated as of November 1, 2001, among the Corporation,  as Servicer,  and Navistar Financial Retail
             Receivables  Corporation,  as Seller,  and Navistar  Financial  2001-B Owner Trust, as Issuer.  Filed on Registration  No.
             033-50291.

10.40        Trust Agreement dated as of November 1, 2001, between Navistar Financial Retail  Receivables  Corporation,  as Seller, and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2001-B  Owner Trust.  Filed on
             Registration No. 033-50291.

10.41        Indenture  dated as of November 1, 2001,  between  Navistar  Financial  2001-B Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2001-B Owner Trust.  Filed on Registration No. 033-50291.

10.42        Purchase Agreement dated as of April 30, 2002, between the Corporation and Navistar Financial Retail Receivables Corporation,  as
             Purchaser,  with respect to Navistar  Financial  2002-A Owner Trust, as Issuer.  Filed on Registration  No.  333-62445 and
             333-67112.

10.43        Pooling and Servicing  Agreement dated as of April 30, 2002, among the Corporation,  as Servicer,  and Navistar  Financial Retail
             Receivables  Corporation,  as Seller,  and Navistar  Financial  2002-A Owner Trust, as Issuer.  Filed on Registration  No.
             333-62445 and 333-67112.

10.44        Trust Agreement dated as of April 30, 2002,  between Navistar  Financial Retail  Receivables  Corporation,  as Seller,  and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 2002-A Owner Trust. Filed on Registration
             No. 333-62445 and 333-67112.

10.45        Indenture  dated as of April 30, 2002,  between  Navistar  Financial  2002-A  Owner Trust and The Bank of New York,  as Indenture
             Trustee, with respect to Navistar Financial 2002-A Owner Trust.  Filed on Registration No. 333-62445 and 333-67112.

10.46        Supplement No. 2, dated as of July 31, 2002, to Indenture  agreement dated October 16, 2000, among Truck Retail  Instalment Paper
             Corp.  and The Bank of New York,  to amend the  Indenture  to (i) revise the  definition  of "Series  2000-1 Loss  Reserve
             Specified  Balance," and (ii) revise the  definition of "Reserve  Account  Trigger Event" filed on Form 8-K dated November
             27, 2002.  Commission File No. 1-4146-1.

10.47        Purchase Agreement dated as of November 19, 2002, between the Corporation and Navistar Financial Retail Receivables  Corporation,
             as Purchaser, with respect to Navistar Financial 2002-B Owner Trust, as Issuer.  Filed on Registration No. 333-67112.

10.48        Pooling Agreement dated as of November 19, 2002, among the Corporation,  as Servicer,  and Navistar  Financial Retail Receivables
             Corporation, as Seller, and Navistar Financial  2002-B Owner Trust, as Issuer.  Filed on Registration No. 333-67112.

10.49        Servicing Agreement dated as of November 19, 2002, among the Corporation,  as Servicer, and Navistar Financial Retail Receivables
             Corporation, as Seller, and Navistar Financial  2002-B Owner Trust, as Issuer.  Filed on Registration No. 333-67112.

10.50        Trust Agreement dated as of November 19, 2002, between Navistar Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 2002-B Owner Trust. Filed on Registration
             No. 333-67112.

10.51        Indenture dated as of November 19, 2002,  between  Navistar  Financial  2002-B Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2002-B Owner Trust.  Filed on Registration No. 333-67112.