Form 10-Q
period 2003-01-31
NAVISTAR FINANCIAL CORP
filed 2003-03-14
CIK 51303

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934
during  the  preceding  12  months  and  (2) has  been  subject  to such  filing requirements for the past 90 days Yes X No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2003, the number of shares  outstanding  of the  registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED  SUBSIDIARY OF  INTERNATIONAL  TRUCK AND ENGINE
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a)
AND (b) OF FORM  10-Q  AND IS  THEREFORE  FILING  THIS  FORM  WITH  THE  REDUCED
DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Statements of Consolidated Income and Retained Earnings --
               Quarter Ended January 31, 2003 and 2002....................... 2

               Statements of Consolidated Financial Condition --
               January 31, 2003; October 31, 2002; and January 31, 2002...... 3

               Statements of Consolidated Cash Flow --
               Quarter Ended January 31, 2003 and 2002....................... 4

               Notes to Consolidated Financial Statements.................... 5

   Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................14

   Item 4.     Controls and Procedures.......................................19

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings.............................................20

   Item 5.     Other Information.............................................20

   Item 6.     Exhibits and Reports on Form 8-K..............................20

               99.1 CEO Certification Pursuant to
               18 U.S.C. Section 1350, as adopted pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002.............E-1

               99.2 CFO Certification Pursuant to
               18 U.S.C. Section 1350, as adopted pursuant

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Navistar Financial Corporation and Subsidiaries
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
       Statements of Consolidated Income and Retained Earnings (Unaudited)
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Quarter Ended                                      January          January
     Millions of Dollars                                  2003             2002
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Revenues
     Retail Notes and Finance Leases....................$   9.8           $ 10.8
     Income Related to Sales of Finance Receivables.....   38.8             22.1
     Operating Leases...................................   17.9             17.8
     Wholesale Notes....................................    7.5              6.5
     Accounts...........................................    4.3              5.4
     Servicing Fees.....................................    6.2              6.3
     Other Revenue......................................    1.8              3.1
     Total..............................................   86.3             72.0

     Expenses
     Cost of Borrowing
     Interest Expense...................................   13.5             14.5
     Other..............................................    1.8              1.9
     Credit, Collection and Administrative..............   10.1             10.0
     Provision for Credit Losses........................    4.2              4.3
     Depreciation on Operating Leases...................   12.7             13.3
     Other Expense......................................    2.0              0.8
     Total..............................................   44.3             44.8

     Income Before Taxes................................   42.0             27.2
     Income Tax Expense.................................   15.1             10.5
     Income from Continuing Operations..................   26.9             16.7

     Gain on Disposal of Discontinued Operations,
     (net of tax of $0.0 and $0.5)......................      -              0.7
     Net Income ........................................   26.9             17.4
     Retained Earnings
     Beginning of Period................................  197.1            163.4
     Dividends Paid.....................................   (5.0)               -
     End of Period......................................$ 219.0          $ 180.8

                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

             Statements of Consolidated Financial Condition (Unaudited)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                                                        January          October          January
Millions of Dollars                                       2003             2002             2002
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

ASSETS
Cash and Cash Equivalents.............................$    22.9           $ 32.0           $ 44.5
Finance Receivables
          Finance Receivables Held For Sale...........    444.9          1,006.7            580.1
          Other Finance Receivables...................    301.6            307.0            168.9
          Allowance for Losses........................    (13.4)          (16.0)            (13.7)
                Finance Receivables, net..............    733.1          1,297.7            735.3

Amounts Due from Sales of Receivables.................    350.1            345.0            408.0
Net Investment in Operating Leases....................    226.2            248.2            273.8
Repossessions.........................................     33.6             26.0             67.9
Restricted Marketable Securities......................    504.8            104.6            455.6
Net Accounts Receivable from Affiliates...............      3.8                -                -
Other Assets..........................................     41.6             53.4             33.9
Total Assets..........................................$ 1,916.1        $ 2,106.9        $ 2,019.0

LIABILITIES AND SHAREOWNER'S EQUITY
Net Accounts Payable to Affiliates....................$       -           $ 52.2           $ 86.1
Senior and Subordinated Debt..........................  1,400.9          1,562.5          1,454.7
Other Liabilities.....................................    128.4            127.4            128.8
Total Liabilities.....................................  1,529.3          1,742.1          1,669.6

Shareowner's Equity
Capital Stock (Par value $1.00, 1,600,000 shares
issued and outstanding) and Paid-In Capital...........    171.0            171.0            171.0
Retained Earnings.....................................    219.0            197.1            180.8
Accumulated Other Comprehensive Loss..................     (3.2)           (3.3)             (2.4)
Total Shareowner's Equity.............................    386.8            364.8            349.4

Total Liabilities and Shareowner's Equity.............$ 1,916.1        $ 2,106.9        $ 2,019.0

                 See Notes to Consolidated Financial Statements.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  consolidated  financial  statements  include the  accounts of Navistar
     Financial  Corporation and its wholly-owned  subsidiaries  ("Corporation").
     International  Truck and  Engine  Corporation  ("International"),  which is wholly owned by Navistar  International  Corporation  ("Navistar"),  is the
     parent company of the Corporation.

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting  policies  described in the  Corporation's  2002
     Annual Report on Form 10-K, except for the accounting policy adopted in the first quarter of fiscal year 2003, and should be read in  conjunction  with the disclosures therein.

     In November  2002,  the  Corporation  adopted  Statement of Position  01-6,
     Accounting by Certain  Entities  that Lend to or Finance the  Activities of
     Others,.  The  Statement  requires  that  certain  finance  receivables  be classified as held for sale. The  Corporation  classifies  certain  finance receivables as held for sale. Finance receivables held for sale are carried at the  lower  of cost or  estimated  market  value in the  aggregate.  Net unrealized losses are recognized  through a valuation  allowance by charges to income.

     In November 2002, the Financial  Accounting Standards Board ("FASB") issued
     Interpretation  No. 45 ("FIN 45"),  Guarantor's  Accounting  and Disclosure
     Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness
     of  Others.  FIN 45  requires  that  additional  disclosures  be  made by a guarantor  in  its  interim  and  annual  financial  statements  about  its obligations under certain guarantees that it has issued. It also requires a guarantor to  recognize,  at inception of a guarantee,  a liability for the fair value of the  obligation  undertaken  in issuing  the  guarantee.  The initial recognition and measurement  provisions of FIN 45 are applicable on a prospective  basis to guarantees  issued or modified  after  December 31,
     2002. The disclosure requirements are effective for financial statements of interim or annual periods  ending after December 15, 2002. The  Corporation provided disclosures about guarantees in Note 9.

     In  January  2003,  the FASB  issued  Interpretation  No.  46  ("FIN  46"),
     Consolidation of Variable Interest Entities. FIN 46 addresses consolidation requirements  of variable  interest  entities.  Transferors  to  qualifying special purpose entities ("QSPE") subject to the reporting  requirements of
     FASB Statement No. 140, Accounting for Transfers and Servicing of Financial
     Assets and  Extinguishments of Liabilities,  are excluded from the scope of
     this  interpretation.   The  Corporation  currently  sells  receivables  to
     entities meeting the requirements of QSPE's.

     In the opinion of management,  these interim financial  statements  reflect all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented.  Interim results are not necessarily  indicative of  results to be  expected  for any other  interim  period or for the full year.  Certain amounts in the prior period  financial  statements have been reclassified to conform with current period presentations.

2.   DISCONTINUED OPERATIONS

     On November  30, 2001,  the  Corporation  completed  the sale of all of the stock  of  Harco  National  Insurance  Company  ("Harco"),  a  wholly-owned
     insurance  subsidiary,   to  IAT  Reinsurance  Syndicate  Ltd.,  a  Bermuda
     reinsurance  company.  Cash  proceeds of $63.3 million were  received.  The
     Harco insurance segment was accounted for as a discontinued operation,  and accordingly,  amounts in the  consolidated  financial  statements and notes
     thereto,   for  all  periods  affected,   have  been  restated  to  reflect
     discontinued operations accounting.

3.   COMPREHENSIVE INCOME

     The Corporation's total comprehensive  income for the quarter ended January
     31 was:

      Millions of Dollars                                               2003              2002
      Net income                                                   $       26.9       $      17.4
      Change in net unrealized gain on derivatives                           .1               0.7
                Total comprehensive income                         $       27.0       $      18.1

4.   FINANCE RECEIVABLES

     Finance receivables are summarized as follows:

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Retail notes, net of unearned income                          $     294.4     $     827.1    $     366.6
      Finance leases, net of unearned income                              150.5           179.6          213.5
      Wholesale notes                                                      67.5            50.5           36.1
      Accounts:
           Retail                                                         158.4           181.1           55.2
           Wholesale                                                       75.7            75.4           77.6
                Total accounts                                            234.1           256.5          132.8
                    Total finance receivables                             746.5         1,313.7          749.0
                    Less: Allowance for losses                             13.4            16.0           13.7

                    Total finance receivables, net                  $     733.1     $   1,297.7    $     735.3

     Finance  receivables  held for sale consisted of $444.9  million,  $1,006.7 million,  and $580.1  million in retail  notes and finance  leases,  net of unearned income, as of January 31, 2003,  October 31, 2002, and January 31,
     2002, respectively.

5.   ALLOWANCE FOR LOSSES

     The  allowance  for losses is  summarized  as follows for the fiscal period ended:

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Allowance for losses, beginning of period                     $      16.0      $     13.3     $     13.3
      Provision for credit losses                                           4.2            20.5            4.3
      Net losses charged to allowance                                      (1.9)           (5.3)           -
      Transfers to finance receivables sold                                (4.9)          (12.5)          (3.9)

           Allowance for losses, end of period                       $     13.4      $     16.0     $     13.7

     The average  outstanding  balance of impaired  finance  receivables was not material during the quarter ended January 31, 2003 and 2002 or for the year ended October 31, 2002.  Interest income that would have been recognized on impaired finance receivables during the quarters ended January 31, 2003 and
     2002 or for the year ended October 31, 2002 was not material.

     Principal  past due over 90 days on owned  finance  receivables,  including held for sale, totaled $13.1 million as of January 31, 2003.

6.   SUBORDINATED AND SENIOR DEBT

     Senior and subordinated debt outstanding is summarized as follows:

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Bank revolving credit facility, at variable rates,
           due December 2005                                        $     426.0     $     582.0    $     499.0

      Revolving retail warehouse facility, at variable
           rates, due October 2005                                        500.0           500.0          500.0

      Borrowings secured by operating leases, 3.71%
           to 6.65%, due serially through December 2010                   300.8           307.8          355.7

      Convertible debt, 4.75%, due April 2009                             174.1           172.7             -

      Senior subordinated notes, 9%, due June 2002                           -               -           100.0

                Total senior and subordinated debt                  $   1,400.9     $   1,562.5    $   1,454.7

     As of January 31, 2003 and October 31, 2002, the Corporation had unaccreted discount of $45.9 million and $47.3 million,  respectively,  related to the convertible debt.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The  Corporation  uses  derivative  financial  instruments  as  part of its overall interest rate risk management  strategy as further  described under
     Footnote 13 of the 2002 Annual Report on Form 10-K.

     The  Corporation  manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets  funded with  variable  rate debt.
     This is  accomplished  by selling  fixed rate  receivables  on a fixed rate basis and by utilizing derivative financial  instruments.  These derivative financial  instruments may include forward contracts,  interest rate swaps, and interest rate caps.  The fair value of these  instruments  is estimated based  on  quoted  market  prices  and is  subject  to  market  risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation  manages  exposure to counter-party  credit risk by entering into derivative financial instruments with major financial institutions  that can be expected to fully perform under the terms of such agreements.  The Corporation does not require  collateral or other security
     to  support  derivative   financial   instruments  with  credit  risk.  The
     Corporation's counter-party credit exposure is limited to the positive fair value of  contracts at the  reporting  date.  As of January 31,  2003,  the
     Corporation's  derivative  financial  instruments  had a negative  net fair
     value.   Notional  amounts  of  derivative  financial  instruments  do  not represent exposure to credit loss.

     As of  January  31,  2003,  the  notional  amounts  and fair  values of the
     Corporation's derivatives are summarized as follows:

         .........                          .........                                     (Millions of Dollars)
      Inception            Maturity                Instrument                     Notional           Fair Value
      November 1999        February 2003           Interest rate swap*            $   24.9         $       1.5
      October 2000         November 2012           Interest rate cap                 500.0                (3.5)
                           November 2012           Interest rate cap                 500.0                 3.5
      December 2000        January 2004            Interest rate swap*                15.1                (0.6)
      July 2001            April 2006              Interest rate swap                 30.9                (2.0)
      November 2001        June 2004               Interest rate swap*               179.0                (2.1)
                           July 2006               Interest rate swap*               179.0                 2.8
      November 2002        March 2007              Interest rate swap*                 -                   -

         * Accounted for as non-hedging instruments.

     The fair values of all derivatives are recorded in Other Liabilities on the
     Statements of Consolidated Financial Condition.

     In November  2002,  the  Corporation  entered  into an  interest  rate swap agreement in connection with a sale of retail notes and lease  receivables.
     The purpose of the swap was to convert  the  floating  rate  portion of the asset-backed  securities  issued  into  fixed  rate  interest  to match the interest  basis of the  receivables  pool sold to the owner  trust,  and to protect the Corporation from interest rate volatility.  The notional amount of this swap is  calculated  as the  difference  between  the  actual  pool balances and the projected pool balances. At January 31, 2003, the notional amount was zero. The outcome of the swap results in the Corporation  paying a fixed rate of  interest  on the  projected  balance  of the pool.  To the extent that actual pool balances  differ from the projected  balances,  the
     Corporation has retained  interest rate exposure on this  difference.  This transaction is accounted for as non-hedging derivative instrument.

8.   SALES OF RECEIVABLES

     The  Corporation   securitizes  and  sells  receivables   through  Navistar
     Financial Retail  Receivables  Corporation  ("NFRRC"),  Navistar  Financial
     Securities Corporation ("NFSC"), Truck Retail Accounts Corporation ("TRAC")
     and Truck Engine Receivables Financing Corporation ("TERFCO"),  all special purpose,  wholly-owned subsidiaries ("SPC's") of the Corporation. The sales of receivables in each  securitization  constitute  sales under  accounting principles  generally  accepted in the United  States of America,  with the result that the sold receivables are removed from the Corporation's balance sheet and the investor's  interests in the related trust or conduit are not reflected as liabilities.

     The SPC's have limited recourse on the sold  receivables.  The SPC's assets are  available  to  satisfy  the  creditors'  claims  prior to such  assets becoming  available  for  the  SPC's  own  uses  or to the  Corporation  or affiliated  companies.  The terms of receivable sales generally require the
     Corporation   to  provide   credit   enhancements   in  the  form  of  over
     collateralizations  and/or cash reserves with the trusts and conduits.  The use of such cash reserves by the Corporation is restricted  under the terms of the  securitized  sales  agreements.  The  maximum  exposure  under  all receivable  sale  recourse  provisions  as of January  31,  2003 was $350.1 million. The allowance for losses allocated to sold receivables is recorded in Other Liabilities in the Corporation's Statements of Financial Condition
     and totaled $16.6 million,  $14.0 million, and $16.3 million at January 31,
     2003, October 31, 2002, and January 31, 2002, respectively.

     The SPC's  residual  interests in the related  trusts or assets held by the trusts  are  reflected  on  the  Corporation's  Statement  of  Consolidated
     Financial Condition in Amounts Due From Sales of Receivables. The following is a summary of  retained  interests  included in Amounts Due from Sales of
     Receivables:

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Cash held and invested by trusts                              $     141.9     $     105.6    $     166.7
      Subordinated retained interests in wholesale notes                  126.4           126.2          127.2
      Subordinated retained interests in retail notes and
           finance leases                                                  40.6            96.4           91.9
      Interest only receivables                                            41.2            16.8           22.2

           Total amounts due from sales of receivables              $     350.1     $     345.0    $     408.0

     Subordinated  retained interests in wholesale notes consist  principally of wholesale notes or marketable  securities.  Subordinated retained interests in retail notes and finance leases consist  principally of collections held as cash and marketable  securities.  Due to the short-term  nature of these assets, their fair value approximates carrying value.

     Management  estimates the prepayment speed for the receivables sold and the discount rate used to present value the interest-only  receivables in order to calculate the gain or loss.  Estimates of prepayment speeds and discount rates are based on  historical  experience  and other  factors and are made
     separately  for  each   securitization   transaction.   In  addition,   the
     Corporation estimates the fair value of the interest-only  receivables on a quarterly basis. The fair value of the  interest-only  receivables is based on updated estimates of prepayment speeds and discount rates.

8.   SALES OF RECEIVABLES (continued)

     Key economic assumptions used in measuring the interest only receivables at the date of the sale for sales of retail notes and finance leases completed during the quarter ended January 31 were:

                                                                         2003             2002
      Prepayment speed (annual rate)                                   1.2 - 1.4        1.2 - 1.4
      Weighted average life                                            41 months        41 months
      Interest only receivable discount rate                               5.35%            6.41%

     The impact of hypothetical 10% and 20% adverse changes in these assumptions would  have no  material  effect  on the fair  value  of the  interest-only receivables as of January 31, 2003.  These  sensitivities  are hypothetical and should be used with caution.  The effect of a variation of a particular assumption on the fair value of the interest only receivables is calculated without changing any other  assumption;  in reality,  changes in one factor may result in changes in another.

     Sold receivables balances are summarized below.

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Retail notes, net of unearned income                          $   2,016.3     $   1,521.8    $   2,041.9
      Finance leases, net of unearned income                               25.2             -              -
      Wholesale notes                                                     764.0           788.7          713.4
      Retail accounts                                                     102.9           126.9          200.0

                Total sold finance receivables, net                 $    2,908.4    $   2,437.4    $   2,955.3

     Serviced portfolio balances are summarized below.

                                                                     January 31,     October 31,    January 31,
      Millions of Dollars                                               2003            2002           2002
      Gross serviced receivables
           Retail notes                                             $   2,552.0     $   2,529.1    $   2,612.1
           Finance leases                                                 200.4           205.7          248.5
           Wholesale notes                                                831.5           839.2          749.5
           Accounts                                                       337.0           383.4          332.8
                Total gross serviced receivables                        3,920.9         3,957.4        3,942.9
      Net investment in operating leases                                  226.2           248.2          273.8

                Total serviced portfolio                            $   4,147.1     $   4,205.6    $   4,216.7

8.   SALES OF RECEIVABLES (continued)

     Additional  financial data for gross  serviced  portfolio as of January 31,
     2003 and for the quarter then ended is summarized below.

                                                 Retail          Finance and       Wholesale
      Millions of Dollars                         Notes       Operating Leases       Notes            Accounts

      Principal past due over 60 days            $  18.9          $    4.1        $     0.7         $      6.0

      Credit losses (net of recoveries)              3.5               0.4              0.1                -

     The following table  summarizes  certain cash flows received from (paid to)
     securitization trusts/conduits during the quarter ended January 31:

      Millions of Dollars                                                         2003            2002
      Proceeds from sales of finance receivables held for sale                  $   824.2      $    499.9
      Proceeds from sales of finance receivables into
           revolving facilities                                                   1,111.1         1,128.8
      Servicing fees received                                                         6.2             6.3
      Repurchase of sold retail receivables                                         (17.5)          (13.5)
      Cash used in exercise of purchase option                                        -               -
      All other cash received from trusts                                            49.7            45.2

     During the first quarter of 2003,  the  Corporation  sold $824.3 million of retail receivables for a pretax gain of $32.5 million, or $20.8 million net of tax.  During the first  quarter of 2002,  the  Corporation  sold  $500.0 million of retail receivables for a pre-tax gain of $17.2 million, or $11.0 million net of tax.

     The following  table  summarizes,  for the quarter ended January 31, income related to sales of finance receivables:

      Millions of Dollars                                                         2003            2002
      Gains on sales of receivables                                             $    32.5      $     17.2
      Excess spread                                                                   5.1             5.1
      Swap gains (losses)                                                              .8             (.3)
      Interest income from retained securities and other                               .4              .1
           Total income related to sales of finance receivables                 $    38.8      $     22.1

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Corporation is obligated under non-cancelable  operating leases for the majority of its office facilities. These leases are generally renewable and provide that  property  taxes and  maintenance  costs are to be paid by the lessee.  As of January 31, 2003,  future  minimum lease  commitments  under non-cancelable  operating leases with remaining terms in excess of one year are as follows:

      Twelve month period ended January 31,                (Millions of Dollars)
      2004                                                           $       2.0
      2005                                                                   1.8
      2006                                                                   1.5
      2007                                                                   0.7

            Total                                                    $       6.0

     The total  operating lease expense for the three month period ended January
     31, 2003 and 2002 was $0.6 million and $0.6 million, respectively.

     Guarantees of Debt

     The Corporation periodically guarantees the outstanding debt of affiliates.
     The  guarantees  allow  for  diversification  of  funding  sources  for the affiliates.  As of January 31, 2003, the Corporation  has four  outstanding guarantees  related  to  Navistar's  three  Mexican  finance  subsidiaries,
     Servicios   Financieros  Navistar,   S.A.  de  C.V.("SOFOL"),   Arrendadora
     Financiera  Navistar,  S.A. de  C.V.("Arrendadora"),and  Navistar Comercial
     S.A. de C.V. ("Comercial"). The Corporation has no recourse as guarantor in case of default.

     The  Corporation  has  an  $820.0  million  contractually   committed  bank
     revolving  credit  facility  that will mature in December  2005.  Under the revolving credit agreement,  SOFOL, Arrendadora and Comercial are permitted to borrow up to $100.0 million in the aggregate, which is guaranteed by the
     Corporation.  As of  January  31,  2003,  the  outstanding  balance on this portion of the bank revolving credit facility was $28.0 million.

     On October 21, 2002, the Corporation entered into an agreement to guarantee the 200.0 million  peso-denominated bank facility of SOFOL and Arrendadora, as  co-borrowers  The due date of the longest loan  maturity is January 31,
     2006. As of January 31, 2003, the total outstanding balance of the debt was equivalent to $18.3 million in U.S.  dollars  (equivalent  to 200.0 million pesos).

     On May 27, 2002, the Corporation entered into an agreement to guarantee the dollar- and/or peso-denominated medium term notes of SOFOL and Arrendadora, as  co-borrowers,  up to the amount of 600.0 million pesos  (equivalent  to
     $55.0 million in U.S.  dollars).  The due date of the longest loan maturity is March 10, 2006. As of January 31, 2003, the total outstanding balance of the debt was equivalent to $24.3 million in U.S. dollars.

9.   COMMITMENTS AND CONTINGENCIES (continued)

     Guarantees of Debt (continued)

     On  November  18,  2001,  the  Corporation  entered  into an  agreement  to guarantee the 500.0 million peso-denominated bank credit facility of SOFOL.
     The due date of the  longest  loan  maturity is November  18,  2004.  As of
     January 31, 2003,  the  outstanding  balance of  peso-denominated  debt was
     $45.8 million in U.S. dollars (equivalent to 500.0 million pesos).

     Other

     The  Corporation  has  entered  into an  agreement  for the  repurchase  of equipment.  Under  this  agreement,  which  matures  in  August  2004,  the
     Corporation would be required to make a maximum potential future payment of
     $11.9 million. Under the provisions of this agreement,  the Corporation can liquidate  the  repurchased  assets  to  recover  all or a  portion  of the payment. The Corporation has potential exposure to the extent that there is a  difference  between  the fair  value of the  repurchased  asset  and the guaranteed repurchase amount. The Corporation's current exposure under this agreement is estimated to be immaterial.

     As part of its sales agreement with IAT Reinsurance Syndicate Ltd. ("IAT"), the  Corporation  has agreed to  guarantee  the  adequacy  of Harco's  loss reserves as of November 30, 2001,  the close date of the sale.  There is no limit to the  potential  amount  of future  payments  required  under  this agreement,  which is scheduled to expire November 2008. As security for its obligation under this agreement, the Corporation has escrowed $5.0 million, which is  included  in  Other  Assets  in the  Consolidated  Statements  of
     Financial  Condition.  The escrowed funds will become  available for use in
     February 2004. The carrying  amount of the  Corporation's  liability  under this  guarantee  is estimated at $2.0 million as of January 31, 2003 and is included in Other  Liabilities in the Consolidated  Statements of Financial
     Condition. Management believes this reserve is adequate to cover any future potential payments to IAT.

10.  SUBSEQUENT EVENTS

     In February 2003, the  Corporation  entered into two forward  starting swap agreements,  with notional amounts of $500.0 million and $300.0 million, in connection with anticipated  sales of retail notes and finance leases.  The purpose of these swaps is to limit the Corporation's interest rate exposure during the period it is accumulating  receivables for the anticipated sales of receivables.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION

     Certain  statements under this caption purely  constitute  "forward-looking
     statements"   under  the   Securities   Reform  Act.   Navistar   Financial
     Corporation's  ("Corporation") actual results may differ significantly from the results  discussed  in such  forward-looking  statements.  Factors that might  cause such a  difference  include,  but are not  limited  to,  those discussed under the heading "Business Outlook."

     Overview

     Navistar Financial Corporation, was incorporated in Delaware in 1949 and is a wholly-owned  subsidiary of  International  Truck and Engine  Corporation
     ("International"),   which  is  a   wholly-owned   subsidiary  of  Navistar
     International Corporation  ("Navistar").  As used herein, the "Corporation"
     refers to Navistar Financial Corporation and its wholly-owned  subsidiaries unless the context otherwise requires.

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
     The  preparation  of  these  financial   statements  requires  the  use  of
     estimates,  judgments,  and assumptions that affect the reported amounts of assets and  liabilities  at the date of the  financial  statements  and the reported amounts of revenues and expenses during the periods presented.  In
     preparing  these  financial  statements,   management  has  made  its  best
     estimates  and  judgments  of certain  amounts  included  in the  financial statements,  giving  due  consideration  to  materiality.  The  significant accounting  principles which management  believes are the most important to aid in fully understanding the Corporation's financial results are:

        |X|      Sales of Receivables
        |X|      Allowance for Losses

     Details  regarding the  Corporation's use of these policies and the related estimates  are  described in the  Corporation's  2002 Annual Report on Form
     10-K.

     Results of Continuing Operations

     First Quarter 2003 Compared with First Quarter 2002

     Net income was $26.9  million in the first quarter of 2003, up $9.5 million or 55% compared  with net income of $17.4  million in the first  quarter of
     2002. The increase in earnings was primarily attributable to a greater gain on the sale of retail  receivables.  During the first quarter of 2003,  the
     Corporation sold $824.3 million of retail  receivables for a pretax gain of
     $32.5  million,  or $20.8  million net of tax.  During the first quarter of
     2002,  the  Corporation  sold $500.0  million of retail  receivables  for a pre-tax gain of $17.2 million, or $11.0 million net of tax. The increase in the amount of  receivables  sold was  primarily  due to higher  retail note originations  in the second half of fiscal 2002  compared with fiscal 2001, inclusion of finance  leases in the fiscal 2003 sale, and the timing of our sales in fiscal 2002 compared with fiscal 2001.

     Financial Condition

     Finance Volume and Finance Market Share

     During the first quarter of fiscal 2003, the Corporation's net retail notes and leases  originations were $203.1 million,  compared with $210.1 million in first quarter fiscal 2002. Net serviced retail notes and leases balances were $2,712.6 million and $2,895.8 million in the first quarter of 2003 and
     2002,   respectively.   The  Corporation's  finance  market  share  of  new
     International  trucks  sold in the U.S.  decreased  to  17.1% in the  first quarter  of fiscal  2003 from 23.0% in the first  quarter  of fiscal  2002, primarily due to the  financing of a purchase by a large truck  customer in the first  quarter of 2002,  which was not present in the first  quarter of fiscal 2003.

     The  Corporation  provided  96.0% of the wholesale  financing of new trucks sold to  International's  dealers in the first  quarter of fiscal  2003 and
     2002.  Wholesale  notes  originations  were $719.5  million for the quarter ended January 31, 2003,  compared with $584.1 million in the same period of fiscal 2002.  Serviced  wholesale  notes  balances were $831.5  million and
     $749.5 million in the first quarter of 2003 and 2002, respectively.

     Allowance for Losses

     The allowance is maintained at an amount management  considers  appropriate in relation to the  outstanding  portfolio based on factors such as overall portfolio  credit risk quality,  historical  loss  experience,  and current economic  conditions.  Finance  receivables  and  investments  in operating leases are charged off to the  allowance  for losses when  amounts due from the customers are determined to be uncollectible.

     Allowance for losses,  including the portion  allocated to sold notes, as a percentage of net serviced finance receivables and investments in operating leases was 0.77% in the first  quarter of fiscal 2003,  compared with 0.75%
     in the first quarter of fiscal 2002.

     Funds and Liquidity Management

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

     Credit Ratings

     The  Corporation's  current  debt  ratings are as follows:  Standard  Fitch
     Moody's and Poor's

     Senior unsecured debt             BB          Ba3          BB-
     Subordinated debt                 B+           B2           B
     Outlook                       Negative      Stable       Stable

     In December 2002, Fitch IBCA,  Standard and Poor's, and Moody's lowered the
     Corporation's  senior unsecured and subordinated  debt ratings.  Fitch IBCA lowered  the  Corporation's  senior  unsecured  debt to BB from BB+ and the subordinated  debt rating to B+ from BB-.  Standard and Poor's  lowered the
     Corporation's  senior  unsecured  debt  rating  to  BB-  from  BB  and  the subordinated  debt rating to B from B+. Moody's  lowered the  Corporation's senior  unsecured  debt  rating to Ba3 from Ba1 and the  subordinated  debt rating to B2 from Ba2.

     Funding Facilities

     Receivable  sales  are  a  significant  source  of  funding.   Through  the
     asset-backed public market and private placement sales, the Corporation has been able to fund fixed rate retail notes and finance leases at rates which are more  economical  than those available to the Corporation in the public unsecured bond market. The Corporation sold retail notes and finance leases through Navistar Financial Retail Receivables Corporation ("NFRRC"). During
     the first  quarter of fiscal  2003 and 2002,  the  Corporation  sold $824.3 million and $500.0  million of retail notes and finance  leases to an owner trust which,  in turn,  issued  asset-backed  securities  that were sold to investors.  As of  January  31,  2003,  the  remaining  shelf  registration available to NFRRC for the public issuance of  asset-backed  securities was
     $1,650.0 million.

     Truck  Engine  Receivables  Financing   Corporation,   a  special  purpose,
     wholly-owned  subsidiary  of the  Corporation,  has in  place a trust  that provides for the funding of $100.0 million of unsecured  trade  receivables generated  by the sale of diesel  engines  and  engine  service  parts from
     International ("International") to Ford Motor Company. The facility matures in 2006.  As of January 31,  2003,  the  Corporation  had  utilized  $100.0 million of this facility.

     Funding Facilities (continued)

     Truck  Retail  Accounts  Corporation,   a  special  purpose,   wholly-owned
     subsidiary  of the  Corporation,  has in place a revolving  retail  account conduit that provides for the funding of $100.0 million of eligible  retail accounts. As of January 31, 2003, the Corporation had utilized $2.9 million of this facility. The facility expires in August 2003 and is renewable upon mutual consent of the parties.

     Navistar Financial Securities Corporation, a special purpose,  wholly-owned subsidiary  of the  Corporation,  has in place a revolving  wholesale  note trust that  provides  for the  funding  of  $1,012.0  million  of  eligible wholesale  notes.  It is  comprised  of three  $200.0  million  tranches of investor  certificates  maturing in 2003,  2004 and 2008, a $212.0  million tranche of  investor  certificates  maturing in 2005 and  variable  funding certificates  with a maximum capacity of $200.0 million maturing in January
     2004. As of January 31, 2003, the  Corporation  had utilized $763.6 million of the revolving wholesale note trust.

     As of January 31, 2003,  available  funding under the bank revolving credit facilities,  the  revolving  retail  warehouse  facility and the  revolving wholesale note trust was $852.5  million.  When combined with  unrestricted cash and cash equivalents, $875.4 million was available to fund the general business purposes of the Corporation.

     The weighted  average  borrowing  rate on all debt  outstanding  during the first quarter of 2003  decreased to 3.78% from 3.89% for the same period in
     2002. The decrease in the  Corporation's  weighted average interest rate is primarily a result of lower LIBOR rates.

     Liquidity and Cash Flows

     During the first quarter of 2003, cash and cash equivalents  decreased $9.1 million  from $32.0  million at the end of fiscal year 2002.  For the first quarter ended January 31, 2003, the Corporation  used $15.6 million to fund
     operating   activities   and  generated   $174.3   million  from  investing
     activities.  The  Corporation  also  utilized  $167.8  million in financing activities during the quarter. See also the Statements of Consolidated Cash
     Flow on page 4.

     Total cash used to fund operating activities was $15.6 million during first quarter of 2003.  The  Corporation  used cash primarily to decrease the net amount payable to affiliates.

     Total cash  generated from investing  activities  was $174.3  million.  The
     Corporation's  primary  source of cash during the first quarter of 2003 was proceeds  from sales of finance  receivables  held for sale.  The aggregate investing  cash flow  related to the sale of finance  receivables  held for sale was $227.8  million.  This includes  cash proceeds of $824.2  million, offset  by cash  utilization  resulting  from a net  change  in  restricted marketable  securities  of  $400.2  million  and  originations  of  finance receivables  held for sale of $196.2  million.  See  Footnote 1 of the 2002
     Annual Report on Form 10-K for further  descriptions  of the  Corporation's
     Restricted Marketable Securities.

     Total cash  utilization from financing  activities  during first quarter of
     2003  was  $167.8   million.   During  the  first  quarter  of  2003,   the
     Corporation's   primary  use  of  cash  was  due  to  $156.0  million  less utilization of the bank revolving credit facility than at the end of fiscal year 2002.

     New Accounting Pronouncements

     In November 2002, the Financial  Accounting Standards Board ("FASB") issued
     Interpretation  No. 45 ("FIN 45"),  Guarantor's  Accounting  and Disclosure
     Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness
     of  Others.  FIN 45  requires  that  additional  disclosures  be  made by a guarantor  in  its  interim  and  annual  financial  statements  about  its obligations under certain guarantees that it has issued. It also requires a guarantor to  recognize,  at inception of a guarantee,  a liability for the fair value of the  obligation  undertaken  in issuing  the  guarantee.  The initial recognition and measurement  provisions of FIN 45 are applicable on a prospective  basis to guarantees  issued or modified  after  December 31,
     2002. The disclosure requirements are effective for financial statements of interim or annual periods  ending after December 15, 2002. The  Corporation provided disclosures about guarantees in Note 9.

     In  January  2003,  the FASB  issued  Interpretation  No.  46  ("FIN  46"),
     Consolidation of Variable Interest Entities. FIN 46 addresses consolidation requirements  of variable  interest  entities.  Transferors  to  qualifying special purpose entities ("QSPE") subject to the reporting  requirements of
     FASB Statement No. 140, Accounting for Transfers and Servicing of Financial
     Assets and  Extinguishments  of Liabilities  are excluded from the scope of
     this  interpretation.   The  Corporation  currently  sells  receivables  to
     entities meeting the requirements of QSPE's.

     Subsequent Events

     In February 2003, the  Corporation  entered into two forward  starting swap agreements,  with notional amounts of $500.0 million and $300.0 million, in connection with anticipated  sales of retail notes and finance leases.  The purpose of these swaps is to limit the Corporation's interest rate exposure during the period it is accumulating  receivables for the anticipated  sale of receivables.

     Business Outlook

     Certain  statements,  which  involve  risks and  uncertainties,  constitute
     "forward-looking   statements"   under  the  Securities   Reform  Act.  The
     Corporation's  actual  results  may differ  significantly  from the results discussed in such forward-looking statements.

     Navistar  currently  projects  2003 U.S. and  Canadian  Class 8 heavy truck demand  to be  down 4%  from  2002.  Class  6 and 7  medium  truck  demand, excluding school buses, is forecasted to be 13% higher than in 2002. Demand for school buses is expected to be consistent with 2002.  Mid-range  diesel engine shipments by the company to original equipment manufacturers in 2003 are expected to be 10% higher than 2002.

     Management believes that collections on the outstanding finance receivables portfolio  plus  cash  available  from the  Corporation's  various  funding sources will permit the  Corporation to meet the financing  requirements of
     International's dealers and retail customers through 2003 and beyond.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     The  Corporation's  principal  executive  officer and  principal  financial officer evaluated the Corporation's  disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)  under the Securities  Exchange Act of 1934,  as amended) as of a date within 90 days before the filing of this quarterly report (the  "Evaluation  Date").  Based on that evaluation,  the
     principal   executive  officer  and  principal  financial  officer  of  the
     Corporation  concluded  that, as of the  Evaluation  Date,  the  disclosure controls and procedures in place at the Corporation were adequate to ensure that information required to be disclosed by the Corporation, including its consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed,  summarized and reported on a  timely  basis in  accordance  with  applicable  rules  and  regulations.
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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There were no  material  pending  legal  proceedings  other than  ordinary, routine litigation incidental to the business of the Corporation.

ITEM 5.   OTHER INFORMATION

     Effective March 1, 2003,  Phyllis E. Cochran became Chief Executive Officer and  General  Manager of the  Corporation  upon the  retirement  of John J.
     Bongiorno, President and Chief Executive Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed  during the  quarter  ended  January  31,
     2003.

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

Date  March 14, 2003                                         /s/Ronald D. Markle
                                                                Ronald D. Markle
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Phyllis E. Cochran, certify that:

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

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent functions):

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
     6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date   March 14, 2003

/s/Phyllis E. Cochran
Phyllis E. Cochran
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

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent functions):

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
     6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date March 14, 2003

/s/Andrew J. Cederoth
Andrew J. Cederoth
(Principal Financial Officer)