Form 10-Q/A
period 2003-01-31
NAVISTAR FINANCIAL CORP
filed 2003-04-28
CIK 51303

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
DISCLOSURE FORMAT.

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Statements of Consolidated Income and Retained Earnings --
               Quarter Ended January 31, 2003 and 2002....................... 3

               Statements of Consolidated Financial Condition --
               January 31, 2003; October 31, 2002; and January 31, 2002...... 4

               Statements of Consolidated Cash Flow --
               Quarter Ended January 31, 2003 and 2002....................... 5

               Notes to Consolidated Financial Statements.................... 6

   Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition.........................15

   Item 4.     Controls and Procedures.......................................20

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings.............................................21

   Item 5.     Other Information.............................................21

   Item 6.     Exhibits and Reports on Form 8-K..............................21

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

                 See Notes to Consolidated Financial Statements.

                 Navistar Financial Corporation and Subsidiaries
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

             Statements of Consolidated Financial Condition (Unaudited)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                                                    January          October          January
Millions of Dollars                                   2003             2002             2002
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

ASSETS
Cash and Cash Equivalents.........................$    22.9           $ 32.0           $ 44.5
Finance Receivables
          Finance Receivables Held For Sale.......    444.9          1,006.7            580.1
          Other Finance Receivables...............    301.6            307.0            168.9
          Allowance for Losses....................    (13.4)           (16.0)           (13.7)
                Finance Receivables, net..........    733.1          1,297.7            735.3

Amounts Due from Sales of Receivables.............    350.1            345.0            408.0
Net Investment in Operating Leases................    226.2            248.2            273.8
Repossessions.....................................     33.6             26.0             67.9
Restricted Marketable Securities..................    504.8            104.6            455.6
Net Accounts Receivable from Affiliates...........      3.8                -                -
Other Assets......................................     41.6             53.4             33.9
Total Assets......................................$ 1,916.1        $ 2,106.9        $ 2,019.0

LIABILITIES AND SHAREOWNER'S EQUITY
Net Accounts Payable to Affiliates................$       -           $ 52.2           $ 86.1
Senior and Subordinated Debt......................  1,400.9          1,562.5          1,454.7
Other Liabilities.................................    128.4            127.4            128.8
Total Liabilities.................................  1,529.3          1,742.1          1,669.6

Shareowner's Equity
Capital Stock (Par value $1.00, 1,600,000 shares
issued and outstanding) and Paid-In Capital.......    171.0            171.0            171.0
Retained Earnings.................................    219.0            197.1            180.8
Accumulated Other Comprehensive Loss..............     (3.2)            (3.3)            (2.4)
Total Shareowner's Equity.........................    386.8            364.8            349.4

Total Liabilities and Shareowner's Equity.........$ 1,916.1        $ 2,106.9        $ 2,019.0

                 See Notes to Consolidated Financial Statements.

               Navistar Financial Corporation and Subsidiaries
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
               Statements of Consolidated Cash Flow (Unaudited)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Quarter Ended                                                          January       January
Millions of Dollars                                                      2003           2002
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Cash Flow From Operations
Net Income.....................................................      $   26.9       $  17.4
Adjustment to reconcile net income to
cash provided from operations:
Gains on sales of receivables..................................         (32.5)        (17.2)
Depreciation, amortization and accretion.......................          16.4          14.6
Provision for credit losses....................................           4.2           4.3
Net change in accounts payable (receivables) to (from) affiliates       (56.0)         71.9
Other..........................................................          25.4          20.0
Total..........................................................         (15.6)        111.0
Cash Flow From Investing Activities
Originations of finance receivables held for sale..............        (196.2)       (175.5)
Proceeds from sale of finance receivables held for sale........         824.2         499.9
Net change in restricted marketable securities.................        (400.2)       (241.9)
Collections of retail notes and finance lease receivables,
     net of change in unearned finance income..................         (31.9)        (22.1)
Repurchase of sold retail receivables..........................         (17.5)        (13.5)
Repurchases, net of proceeds, of sold wholesale notes..........         (24.9)        (72.0)
Net change in wholesale notes and accounts receivables.........          30.5         150.2
Change in amounts due from sales of receivables................         (19.0)        (68.2)
Purchase of equipment leased to others.........................          (6.9)        (34.6)
Sale of equipment leased to others.............................          16.2          24.6
Proceeds from sale of discontinued operations..................             -          62.2
Total..........................................................         174.3         109.1
Cash Flow From Financing Activities
Net change in bank revolving credit facility usage.............        (156.0)       (193.0)
Proceeds from long-term debt...................................          27.9          31.2
Principal payments on long-term debt...........................         (34.7)        (36.1)
Dividends paid to International................................          (5.0)            -
Total..........................................................        (167.8)       (197.9)
Change in Cash and Cash Equivalents............................          (9.1)         22.2
Cash and Cash Equivalents, Beginning of Year...................          32.0          22.3
Cash and Cash Equivalents, End of Period.......................        $ 22.9        $ 44.5
Supplementary disclosure of cash flow information:
Interest paid..................................................        $ 12.2        $ 19.3
Income taxes paid , net of refunds.............................        $ (4.0)        $ 2.3

Noncash investing activities:
Transfers to repossessions.....................................        $ 27.8        $ 24.0

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

     In November  2002,  the  Corporation  adopted  Statement of Position  01-6,
     Accounting by Certain  Entities  that Lend to or Finance the  Activities of
     Others.  The  Statement  requires  that  certain  finance   receivables  be
     classified as held for sale. The  Corporation  classifies  certain  finance receivables as held for sale. Finance receivables held for sale are carried at the  lower  of cost or  estimated  market  value in the  aggregate.  Net unrealized losses are recognized  through a valuation  allowance by charges to income.

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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
                                                                      Millions of Dollars)
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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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
                                                          January 31,  October 31, January 31,
      Millions of Dollars                                    2003         2002       2002
      Cash held and invested by trusts                        141.9     $   105.6    $   166.7
      Subordinated retained interests in wholesale notes      126.4         126.2        127.2
      Subordinated retained interests in retail notes and
           finance leases                                      40.6          96.4         91.9
      Interest only receivables                                41.2          16.8         22.2

           Total amounts due from sales of receivables    $   350.1     $   345.0    $   408.0

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         NAVISTAR FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

        -      Sales of Receivables
        -      Allowance for Losses

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

Date  April 28, 2003                                         /s/Ronald D. Markle
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

Date   April 28, 2003

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

Date April 28, 2003

/s/Andrew J. Cederoth
Andrew J. Cederoth
(Principal Financial Officer)