Form 10-Q
period 2003-04-30
NAVISTAR FINANCIAL CORP
filed 2003-06-13
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to
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

Registrant´s telephone number including area code 847-734-4000

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
As of May 31, 2003, the number of shares outstanding of the registrant´s common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

PART I.          FINANCIAL INFORMATION                                                                                                                                                                   Page

Item 1. Financial Statements:

Statements of Consolidated Income and Retained Earnings --
Three Months and Six Months Ended April 30, 2003 and 2002	2

Statements of Consolidated Financial Condition --
April 30, 2003; October 31, 2002; and April 30, 2002	3

Statements of Consolidated Cash Flow --
Six Months Ended April 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management´s Discussion and Analysis
of Operations and Financial Condition	14

Item 4. Controls and Procedures	19
PART II.          OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

99.1 CEO Certification Pursuant to
18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002	E-	1

99.2 CFO Certification Pursuant to
18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002	E-	2

Signature	20

Certifications	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Navistar Financial Corporation and Subsidiaries
================================================================================
Statements of Consolidated Income and Retained Earnings (Unaudited)
================================================================================
	Three Months Ended		Six Months Ended
	April	April	April	April
Millions of Dollars	2003	2002	2003	2002

Revenues
Retail Notes and Finance Leases	$ 12.6	$ 15.3	$ 22.4	$ 26.1
Income Related to Sales of Finance Receivables	(3.4)	11.4	35.4	33.5
Operating Leases	18.6	20.4	36.5	38.2
Wholesale Notes	7.4	6.6	14.9	13.1
Accounts	4.8	4.6	9.1	10.0
Servicing Fees	6.4	5.5	12.6	11.8
Other Revenue	1.4	1.9	3.2	5.0
Total	47.8	65.7	134.1	137.7
Expenses
Cost of Borrowing
Interest Expense	12.6	15.0	26.1	29.5
Other	2.1	2.0	3.9	3.9
Credit, Collection and Administrative	11.1	10.2	21.2	20.2
Provision for Credit Losses	3.7	6.2	7.9	10.5
Depreciation on Operating Leases	11.9	14.5	24.6	27.8
Other Expense	0.1	0.4	2.1	1.2
Total	41.5	48.3	85.8	93.1
Income Before Taxes	6.3	17.4	48.3	44.6
Income Tax Expense	4.2	6.9	19.3	17.4
Income from Continuing Operations	2.1	10.5	29.0	27.2
Gain on Disposal of Discontinued Operations,
(net of tax of $0.0, $0.0, $0.0 and $0.5)	-	-	-	0.7
Net Income	2.1	10.5	29.0	27.9
Retained Earnings
Beginning of Period	219.0	180.8	197.1	163.4
Dividends Paid	(5.0)	-	(10.0)	-
End of Period	$ 216.1	$ 191.3	$ 216.1	$ 191.3
See Notes to Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries
================================================================================
Statements of Consolidated Financial Condition (Unaudited)
================================================================================
	April 2003	October 2002	April 2002
Millions of Dollars

ASSETS
Cash and Cash Equivalents	$ 53.7	$ 32.0	$ 91.1
Finance Receivables
Finance Receivables Held For Sale	745.9	1,006.7	437.8
Other Finance Receivables	280.9	307.0	202.4
Allowance for Losses	(17.1)	(16.0)	(11.6)
Finance Receivables, net	1,009.7	1,297.7	628.6
Amounts Due from Sales of Receivables	313.3	345.0	401.1
Net Investment in Operating Leases	203.7	248.2	280.2
Repossessions	39.0	26.0	61.8
Restricted Marketable Securities	237.7	104.6	542.6
Other Assets	34.7	53.4	39.4
Total Assets	$ 1,891.8	$ 2,106.9	$ 2,044.8
LIABILITIES AND SHAREOWNER´S EQUITY
Net Accounts Payable to Affiliates	$ 24.9	$ 52.2	$ 80.9
Senior and Subordinated Debt	1,356.4	1,562.5	1,482.5
Other Liabilities	126.6	127.4	121.6
Total Liabilities	1,507.9	1,742.1	1,685.0
Shareowner´s Equity
Capital Stock (Par value $1.00, 1,600,000 shares
issued and outstanding) and Paid-In Capital	171.0	171.0	171.0
Retained Earnings	216.1	197.1	191.3
Accumulated Other Comprehensive Loss	(3.2)	(3.3)	(2.5)
Total Shareowner´s Equity	383.9	364.8	359.8
Total Liabilities and Shareowner´s Equity	$ 1,891.8	$ 2,106.9	$ 2,044.8
See Notes to Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries
================================================================================
Statements of Consolidated Cash Flow (Unaudited)
================================================================================

	Six Months Ended
Millions of Dollars	April 2003	April 2002

Cash Flow From Operations
Net Income	$ 29.0	$ 27.9
Adjustment to reconcile net income to
cash provided from operations:
Gains on sales of receivables	(33.2)	(23.5)
Depreciation, amortization and accretion	30.0	31.0
Provision for credit losses	7.9	10.5
Net change in accounts payable to affiliates	(27.3)	66.7
Other	15.4	4.1
Total	21.8	116.7
Cash Flow From Investing Activities
Originations of finance receivables held for sale	(448.2)	(436.5)
Proceeds from sales of finance receivables held for sale	849.9	892.7
Net change in restricted marketable securities	(133.1)	(328.9)
Collections of retail notes and finance lease receivables,
net of change in unearned finance income	(44.6)	24.2
Repurchase of sold retail receivables	(83.5)	(45.0)
Net change in wholesale notes and accounts receivables	26.6	44.6
Change in amounts due from sales of receivables	31.7	(60.9)
Purchase of equipment leased to others	(16.1)	(44.7)
Sale of equipment leased to others	36.0	13.9
Proceeds from sale of discontinued operations	-	63.3
Total	218.7	122.7
Cash Flow From Financing Activities
Net change in bank revolving credit facility usage	(171.0)	(303.0)
Proceeds from issuance of convertible debt	-	175.1
Debt issuance costs on convertible debt	-	(5.6)
Proceeds from long-term debt	28.4	31.2
Principal payments on long-term debt	(66.2)	(68.3)
Dividends paid to International	(10.0)	-
Total	(218.8)	(170.6)
Change in Cash and Cash Equivalents	21.7	68.8
Cash and Cash Equivalents, Beginning of Period	32.0	22.3
Cash and Cash Equivalents, End of Period	$ 53.7	$ 91.1
Supplementary disclosure of cash flow information:
Interest paid	$ 27.6	$ 30.5
Income taxes paid , net of refunds	$ 7.0	$ 11.6
Noncash investing activities:
Transfers to repossessions	$ 55.1	$ 51.5

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

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation´s 2002 Annual Report on Form 10-K and the accounting policy adopted in the first quarter of fiscal year 2003, and should be read in conjunction with the disclosures therein. The accounting policy adopted in the first quarter of fiscal year 2003 was a result of the adoption of Statement of Position 01-6.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that additional disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Provisions related to recognizing a liability at inception do not apply to a subsidiary´s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation provided disclosures about guarantees in Note 9.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation requirements of variable interest entities. Transferors to qualifying special purpose entities (“QSPE´s”) subject to the reporting requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of this interpretation. The Corporation currently sells receivables to entities meeting the requirements of QSPE´s.

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

3.     COMPREHENSIVE INCOME

The Corporation´s total comprehensive income was as follows:

	Three Months		Six Months
	Ended April 30		Ended April 30
Millions of Dollars	2003	2002	2003	2002
Net income	$ 2.1	$ 10.5	29.0	$ 27.9
Change in net unrealized gain on derivative	-	(0.1)	0.1	0.6
Total comprehensive income	$ 2.1	$ 10.4	$ 29.1	$ 28.5

4.     FINANCE RECEIVABLES

Finance receivables are summarized as follows:

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Retail notes, net of unearned income	599.8	$ 827.1	$ 249.4
Finance leases, net of unearned income	146.1	179.6	188.4
Wholesale notes	52.9	50.5	51.2
Accounts:
Retail	158.5	181.1	75.7
Wholesale	69.5	75.4	75.5
Total accounts	228.0	256.5	151.2
Total finance receivables	1,026.8	1,313.7	640.2
Less: Allowance for losses	17.1	16.0	11.6
Total finance receivables, net	$1,009.7	$1,297.7	$ 628.6

Finance receivables held for sale consisted of $745.9 million, $1,006.7 million, and $437.8 million in retail notes and finance leases, net of unearned income, as of April 30, 2003, October 31, 2002, and April 30, 2002, respectively.

5.     ALLOWANCE FOR LOSSES

The allowance for losses is summarized as follows for the fiscal period ended:

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Allowance for losses, beginning of period	$ 16.0	$ 13.3	$ 13.3
Provision for credit losses	7.9	20.5	10.5
Net losses charged to allowance	(2.9)	(5.3)	(0.3)
Transfers to finance receivables sold	(3.9)	(12.5)	(11.9)
Allowance for losses, end of period	$ 17.1	$ 16.0	$ 11.6

The average outstanding balance of impaired finance receivables was not material during the quarter ended April 30, 2003 and 2002 or for the year ended October 31, 2002. Interest income that would have been recognized on impaired finance receivables during the six months ended April 30, 2003 and 2002 or for the year ended October 31, 2002 was not material.

Balance, including installments, past due over 90 days on owned finance receivables, including held for sale, totaled $8.1 million as of April 30, 2003.

6.      SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding is summarized as follows:

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Bank revolving credit facility, at variable rates,
due December 2005	$ 411.0	$ 582.0	$ 389.0
Revolving retail warehouse facility, at variable
rates, due October 2005	500.0	500.0	500.0
Borrowings secured by operating leases, 3.71%
to 6.65%, due serially through December 2010	270.0	307.8	323.3
Convertible debt, 4.75%, due April 2009	175.4	172.7	170.2
Senior subordinated notes, 9%, matured June 2002	-	-	100.0
Total senior and subordinated debt	$1,356.4	$1,562.5	$1,482.5

As of April 30, 2003, October 31, 2002, and April 30, 2002 the Corporation had unaccreted discount of $44.6 million, $47.3 million, and $49.8 million respectively, related to the convertible debt.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described under Footnote 13 of the 2002 Annual Report on Form 10-K.

The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation´s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of April 30, 2003, the Corporation´s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

As of April 30, 2003, the notional amounts and fair values of the Corporation´s derivatives are summarized as follows:

Inception	Maturity	Instrument	Notional		Fair Value
			(Millions	of	Dollars)
October 2000	November 2012	Interest rate cap	$500.0		$(2.5)
	November 2012	Interest rate cap	500.0		2.5
December 2000	January 2004	Interest rate swap*	8.4		(0.2)
July 2001	April 2006	Interest rate swap	30.2		(2.0)
November 2001	June 2004	Interest rate swap*	138.7		(1.5)
	July 2006	Interest rate swap*	147.1		1.9
November 2002	March 2007	Interest rate swap*	-		-
February 2003	February 2005	Forward starting swap*	500.0		(4.2)
February 2003	July 2005	Forward starting swap*	300.0		(1.6)
April 2003	July 2005	Forward starting swap*	100.0		(0.5)

* Accounted for as non-hedging instruments.

The fair values of all derivatives are recorded in Other Liabilities on the Statements of Consolidated Financial Condition.

In November 2002, the Corporation entered into an interest rate swap agreement in connection with a sale of retail notes and lease receivables. The purpose of the swap was to convert the floating rate portion of the asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect the Corporation from interest rate volatility. The notional amount of this swap is calculated as the difference between the actual pool balances and the projected pool balances. As of April 30, 2003, the notional amount was zero. The outcome of the swap results in the Corporation paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, the Corporation has retained interest rate exposure on this difference. This transaction is accounted for as non-hedging derivative instrument.

During the second quarter of fiscal 2003, the Corporation entered into several forward starting swap contracts, with aggregate notional amounts of $900.0 million, in connection with anticipated sales of retail notes and finance leases. The Corporation recognized a pre-tax loss of $6.3 million during the second quarter of fiscal 2003 related to these contracts. The purpose of these swaps is to limit the Corporation´s interest rate risk exposure during the period it is accumulating receivables for the anticipated sales of receivables.

8.     SALES OF RECEIVABLES

The Corporation securitizes and sells receivables through Navistar Financial Retail Receivables Corporation, Navistar Financial Securities Corporation, Truck Retail Accounts Corporation and Truck Engine Receivables Financing Corporation, all special purpose, wholly-owned subsidiaries (“SPC´s”) of the Corporation. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from the Corporation´s balance sheet and the investor´s interests in the related trust or conduit are not reflected as liabilities.

The SPC´s have limited recourse on the sold receivables. The SPC´s assets are available to satisfy the creditors´ claims prior to such assets becoming available for the SPC´s own uses or to the Corporation or affiliated companies. The terms of receivable sales generally require the Corporation to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits. The use of such cash reserves by the Corporation is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions as of April 30, 2003 was $313.3 million. The allowance for losses allocated to sold receivables totaled $12.9 million, $14.0 million, and $18.4 million at April 30, 2003, October 31, 2002, and April 30, 2002, respectively.

The SPC´s retained interests in the related trusts or assets held by the trusts are reflected on the Corporation´s Statement of Consolidated Financial Condition in Amounts Due From Sales of Receivables. The following is a summary of Amounts Due from Sales of Receivables:

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Cash held and invested by trusts	$ 110.8	105.6	$ 153.6
Subordinated retained interests in wholesale notes	125.9	126.2	126.7
Subordinated retained interests in retail notes and
finance leases	44.0	96.4	93.1
Interest-only receivables	32.6	16.8	27.7
Total amounts due from sales of receivables	$ 313.3	$ 345.0	$ 401.1

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

Key economic assumptions used in measuring the interest-only receivables at the date of the sale for sales of retail notes and finance leases completed during the quarter ended April 30 were:

	2003	2002
Prepayment speed (annual rate)	1.4	1.4 – 1.6
Weighted average life	40 months	40 months
Interest-only receivable discount rate	5.35%	6.93%

The impact of hypothetical 10% and 20% adverse changes in these assumptions would have no material effect on the fair value of the interest-only receivables as of April 30, 2003. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the interest-only receivables is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another.

Sold receivables balances are summarized below.

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Retail notes, net of unearned income	$1,718.2	$1,521.8	$2,078.4
Finance leases, net of unearned income	23.3	-	-
Wholesale notes	856.9	788.7	693.6
Retail accounts	131.2	126.9	200.0
Total sold finance receivables, net	$2,729.6	$2,437.4	$2,972.0

Serviced portfolio balances are summarized below.

Millions of Dollars	April 30, 2003	October 31, 2002	April 30, 2002

Gross serviced receivables
Retail notes	$2,522.4	$2,529.1	$2,516.3
Finance leases	192.6	205.7	217.8
Wholesale notes	909.8	839.2	744.8
Accounts	359.2	383.4	351.2
Total gross serviced receivables	3,984.0	3,957.4	3,830.1
Net investment in operating leases	203.7	248.2	280.2
Total serviced portfolio	$4,187.7	$4,205.6	$4,110.3

Additional financial data for gross serviced portfolio as of April 30, 2003 and for the six months then ended is summarized below.

	Retail	Finance and	Wholesale
Millions of Dollars	Notes	Operating Leases	Notes	Accounts
Balances with payments
past due over 60 days(1)	$17.5	$4.9	$4.2	$5.9
Credit losses (net of recoveries)	7.3	0.5	0.1	-

(1) Includes rent past due over 60 days for Operating Leases

Certain cash flows received from (paid to) securitization trusts/conduits were as follows:

	Six Months
	Ended April 30
Millions of Dollars	2003	2002
Proceeds from sales of finance receivables
held for sale	$ 849.9	$ 892.7
Proceeds from sales of finance receivables into
revolving facilities	2,410.7	2,239.9
Servicing fees received	12.5	11.8
Repurchase of receivables in breach of terms	(19.7)	-
Cash used in exercise of purchase option	(63.8)	(45.0)
All other cash received from trusts	88.1	123.3

The following table summarizes income related to sales of finance receivables:

	Three Months		Six Months
	Ended April 30		Ended April 30
Millions of Dollars	2003	2002	2003	2002
Gains on sales of receivables	$ 0.7	$ 8.4	$ 33.2	$ 26.9
Excess spread	3.1	4.2	8.2	9.3
Derivative gains (losses)	(7.6)	(1.7)	(6.8)	(3.3)
Interest income from retained securities
and other	0.4	0.5	0.8	0.6
Total income related to
sales of finance receivables	$ (3.4)	$ 11.4	$ 35.4	33.5

9.     COMMITMENTS AND CONTINGENCIES

Leases

The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. As of April 30, 2003, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Twelve month period ended April 30,	(Millions of Dollars)
2004	$2.0
2005	1.7
2006	1.5
2007	0.4
Total	$5.6

The total operating lease expense for the six month period ended April 30, 2003 and 2002 was $1.2 million and $1.0 million, respectively.

Guarantees of Debt

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of April 30, 2003, the Corporation has four guarantees related to Navistar´s three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. The Corporation has no recourse as guarantor in case of default.

The following table summarizes the borrowings as of April 30, 2003:

Type of Funding	Maturity	Amount of Guaranty		Outstanding Balance
		(Millions	of	Dollars)
Revolving credit facility	December 2005	$100.0		$40.0
Medium term note*	November 2004	48.5		48.5
Revolving credit facility*	March 2006	58.3		18.7
Revolving credit facility*	May 2006	19.4		19.4

* Peso-denominated

Guarantees of Derivatives

As of April 30, 2003, the Corporation had guaranteed derivative contracts for foreign currency forwards, interest rate swaps, and cross currency swaps related to SOFOL and Arrendadora. The Corporation is liable up to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of April 30, 2003:

		Guaranteed	Outstanding		Fair
Instrument	Maturity	Notional	Balance		Value
		(Millions	of	Dollars)
Foreign currency forwards*	July 2003	$25.0	$10.0		$0.7
Interest rate swaps and
cross currency swaps*	April 2004	51.5	49.0		1.1

* Peso-denominated

Other

The Corporation has entered into an agreement for the repurchase of equipment. Under this agreement, which matures in August 2004, the Corporation would be required to make a maximum potential future payment of $11.9 million. Under the provisions of this agreement, the Corporation can liquidate the repurchased assets to recover all or a portion of the payment. The Corporation has potential exposure to the extent that there is a difference between the fair value of the repurchased asset and the guaranteed repurchase amount. The Corporation´s current exposure under this agreement is estimated to be immaterial.

As part of its sales agreement with IAT Reinsurance Syndicate Ltd. (“IAT”), the Corporation has agreed to guarantee the adequacy of Harco´s loss reserves as of November 30, 2001, the close date of the sale. There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire November 2008. As security for its obligation under this agreement, the Corporation has escrowed $5.0 million, which is included in Other Assets in the Consolidated Statements of Financial Condition. The escrowed funds will become available for use in February 2004. The carrying amount of the Corporation´s liability under this guarantee is estimated at $2.0 million as of April 30, 2003 and is included in Other Liabilities in the Consolidated Statements of Financial Condition. Management believes this reserve is adequate to cover any future potential payments to IAT.

10.     SUBSEQUENT EVENTS

In June 2003, the Corporation sold $393.7 million of retail note and finance lease receivables. The gain recognized on the sale was $20.7 million.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.     MANAGEMENT´S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements under this caption purely constitute "forward-looking statements" under the Securities Reform Act. Navistar Financial Corporation´s ("Corporation") actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Outlook."

Overview

Navistar Financial Corporation, was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation ("International"), which is a wholly-owned subsidiary of Navistar International Corporation (“Navistar”). As used herein, the "Corporation" refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

The Corporation is a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by International and International´s dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of International. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International´s truck products.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The significant accounting principles which management believes are the most important to aid in fully understanding the Corporation´s financial results are:

   —    Sales of Receivables
   —    Allowance for Losses

Details regarding the Corporation´s use of these policies and the related estimates are described in the Corporation´s 2002 Annual Report on Form 10-K.

Results of Continuing Operations

Second Quarter 2003 Compared with Second Quarter 2002

Net income was $2.1 million for the second quarter of 2003, which includes an adjustment in income tax expense to reflect the annual expected effective tax rate. Net income decreased $8.4 million compared with net income of $10.5 million for the second quarter of 2002. The decrease in earnings was primarily due to lower gains on sales of receivables. During the second quarter of fiscal 2003, the Corporation sold $25.7 million of retail notes and leases for a pre-tax gain of $0.7 million. During the second quarter of fiscal 2002, the Corporation sold $388.0 million of retail notes for a pre-tax gain of $8.4 million. Additionally, during the second quarter of fiscal 2003, the Corporation entered into several forward starting swap contracts, with aggregate notional amounts of $900.0 million, in connection with anticipated sales of retail notes and finance leases. The purpose of these contracts is to limit the Corporation´s interest rate risk exposure during the period it accumulates receivables for the anticipated sales. The Corporation recognized a pre-tax loss of $7.6 million during the second quarter of fiscal 2003 related to derivatives compared to a pre-tax loss of $1.7 million during the second quarter of fiscal 2002. The decrease in earnings was offset, in part, by the lower cost of borrowing and lower credit losses during the second quarter of fiscal 2003 compared with 2002.

Fiscal Six Months Period 2003 Compared with 2002

Net income was $29.0 million for the first six months of fiscal 2003, an increase of $1.1 million compared with net income of $27.9 million for the first six months of fiscal 2002. The increase in earnings was primarily due to greater gains on sales of receivables and lower credit losses during the first six months of fiscal 2003, compared with the same period of fiscal 2002, partially offset by the loss incurred related to the forward starting swap contracts entered into in connection with the anticipated sales of receivables. In the first six months of fiscal 2003, the Corporation sold $850.0 million of retail receivables for a pre-tax gain of $33.2 million. During the same period of fiscal 2002, the Corporation sold $888.0 million of retail receivables for a pre-tax gain of $26.9 million. The Corporation recognized a pre-tax loss on derivatives of $6.8 million during the first six months of fiscal 2003 compared to a pre-tax loss of $3.3 million during the same period of fiscal 2002.

Financial Condition

Finance Volume and Finance Market Share

During the first six months of fiscal 2003, the Corporation´s net retail notes and leases originations were $464.3 million, compared with $481.2 million during the same period of fiscal 2002. Net serviced retail notes and leases balances were $2,691.1 million and $2,796.4 million as of April 30, 2003 and 2002, respectively. The Corporation´s finance market share of new International trucks sold in the U.S. decreased to 16.9% at April 30, 2003 compared to 20.7% at April 30, 2002, primarily due to the financing of a purchase by a large truck customer in the first quarter of fiscal 2002, which was not present in the first quarter of fiscal 2003.

The Corporation provided 96.0% of the wholesale financing of new trucks sold to International´s dealers during the first six months of fiscal 2003 and 2002. Wholesale note originations were $1,454.9 million for the first six months of fiscal 2003, compared with $1,264.1 million for the same period of fiscal 2002. Serviced wholesale notes balances were $909.8 million and $744.8 million as of April 30, 2003 and 2002, respectively.

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

Allowance for losses, including the portion allocated to sold notes, as a percentage of net serviced finance receivables and investments in operating leases was 0.76% as of April 30, 2003, compared with 0.77% as of April 30, 2002.

Funds Management

The Corporation has traditionally obtained the funds to provide financing to International´s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. The Corporation´s current debt ratings have made sales of finance receivables the most economical source of funding.

Credit Ratings

The Corporation´s current debt ratings are as follows:

Standard
	Fitch	Moody´s	and Poor´s
Senior unsecured debt	BB	Ba3	BB-
Subordinated debt	B+	B2	B
Outlook	Negative	Stable	Stable

In December 2002, Fitch IBCA, Standard and Poor´s, and Moody´s lowered the Corporation´s senior unsecured and subordinated debt ratings. Fitch IBCA lowered the Corporation´s senior unsecured debt to BB from BB+ and the subordinated debt rating to B+ from BB-. Standard and Poor´s lowered the Corporation´s senior unsecured debt rating to BB- from BB and the subordinated debt rating to B from B+. Moody´s lowered the Corporation´s senior unsecured debt rating to Ba3 from Ba1 and the subordinated debt rating to B2 from Ba2.

Funding Facilities

Receivable sales are a significant source of funding. Through the asset-backed public market and private placement sales, the Corporation has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to the Corporation in the public unsecured bond market. The Corporation sells retail notes and finance leases through Navistar Financial Retail Receivables Corporation ("NFRRC"), a special purpose, wholly-owned subsidiary of the Corporation. During the first six months of fiscal 2003 and 2002, the Corporation sold $850.0 million and $888.0 million, respectively, of retail notes and finance leases to an owner trust which, in turn, issued asset-backed securities that were sold to investors. As of April 30, 2003, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,650.0 million.

Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a trust that provides for the funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The facility matures in 2006. As of April 30, 2003, the Corporation had utilized $100.0 million of this facility.

Truck Retail Accounts Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving retail account conduit that provides for the funding of $100.0 million of eligible retail accounts. As of April 30, 2003, the Corporation had utilized $32.7 million of this facility. The facility expires in August 2003 and is renewable upon mutual consent of the parties.

Navistar Financial Securities Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of $1,012.0 million of eligible wholesale notes. It is comprised of three $200.0 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212.0 million tranche of investor certificates maturing in 2005 and variable funding certificates with a maximum capacity of $200.0 million maturing in January 2004. As of April 30, 2003, the Corporation had utilized $856.4 million of the revolving wholesale note trust.

As of April 30, 2003, cash available to fund retail notes, wholesale notes, and leases under the bank revolving credit facilities, the revolving retail warehouse facility and the revolving wholesale note trust was $730.4 million. When combined with unrestricted cash and cash equivalents, $784.1 million was available to fund the general business purposes of the Corporation.

The weighted average borrowing rate on all debt outstanding for the first six months of fiscal 2003 decreased to 3.68% from 4.02% for the same period in 2002. The decrease in the Corporation´s weighted average borrowing rate is primarily a result of lower LIBOR rates.

Liquidity and Cash Flow

During the first six months of fiscal 2003, cash and cash equivalents increased $21.7 million to $53.7 million. For the first six months of fiscal 2003, the Corporation generated $21.8 million and $218.7 million from operating and investing activities, respectively. The Corporation also utilized $218.8 million in financing activities during this period. See also the Statements of Consolidated Cash Flow on page 4.

Total cash generated from investing activities was $218.7 million. The Corporation´s primary source of cash during the first six months of fiscal 2003 was proceeds from sales of finance receivables held for sale. The aggregate source of cash flow related to the sale of finance receivables held for sale was $268.6 million. This includes cash proceeds of $849.9 million, offset by cash utilization from a net change in restricted marketable securities of $133.1 million and originations of finance receivables held for sale of $448.2 million. See Footnote 1 of the 2002 Annual Report on Form 10-K for further descriptions of the Corporation´s Restricted Marketable Securities.

Total cash used in financing activities during the first six months of fiscal 2003 was $218.8 million. During the first six months of fiscal 2003, the Corporation reduced its utilization of the bank revolving credit facility by $171.0 million.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that additional disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Provisions related to recognizing a liability at inception do not apply to a subsidiary´s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation provided disclosures about guarantees in Note 9.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation requirements of variable interest entities. Transferors to qualifying special purpose entities (“QSPE´s”) subject to the reporting requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of this interpretation. The Corporation currently sells receivables to entities meeting the requirements of QSPE´s.

Subsequent Events

In June 2003, the Corporation sold $393.7 million of retail note and lease receivables. The gain recognized on the sale was $20.7 million.

Business Outlook

Certain statements, which involve risks and uncertainties, constitute "forward-looking statements" under the Securities Reform Act. The Corporation´s actual results may differ significantly from the results discussed in such forward-looking statements.

Navistar currently projects 2003 U.S. and Canadian Class 8 heavy truck demand to be down 4% from 2002. Class 6 and 7 medium truck demand, excluding school buses, is forecasted to be 6% higher than in 2002. Demand for school buses is expected to be consistent with 2002. Mid-range diesel engine shipments by the company to original equipment manufacturers in 2003 are expected to be 10% higher than 2002.

Management believes that collections on the outstanding finance receivables portfolio plus cash available from the Corporation´s various funding sources will permit the Corporation to meet the financing requirements of International´s dealers and retail customers through 2003 and beyond.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Corporation´s principal executive officer and principal financial officer evaluated the Corporation´s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of the Corporation concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the Corporation were adequate to ensure that information required to be disclosed by the Corporation, including its consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the Corporation´s principal executive officer and principal financial officer believe the Corporation´s existing disclosure controls and procedures are adequate to enable the Corporation to comply with its disclosure obligations, the Corporation intends to formalize and document the procedures already in place.

Changes in Internal Controls

The Corporation has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Corporation has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

PART II  –  OTHER INFORMATION

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

No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date June 13, 2003	/s/ Ronald D. Markle
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

4.      The registrant´s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant´s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant´s auditors and the audit committee of registrant´s board of directors (or persons performing the equivalent functions):

      a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant´s ability to record, process, summarize and report financial data and have identified for the registrant´s auditors any material weaknesses in internal controls; and

      b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant´s internal controls; and

6.      The registrant´s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date      June 13, 2003

     /s/    Phyllis E. Cochran
           Phyllis E. Cochran
           (Principal Executive Officer)

A signed original of this written statement required by Section 906 has been provided to Navistar Financial Corporation and will be retained by Navistar Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

I, Andrew J. Cederoth, certify that:

1     . I have reviewed this quarterly report on Form 10-Q of Navistar Financial Corporation, subsidiary of International Truck and Engine Corporation;

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

4.      The registrant´s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)      evaluated the effectiveness of the registrant´s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant´s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant´s auditors and the audit committee of registrant´s board of directors (or persons performing the equivalent functions):

     a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant´s ability to record, process, summarize and report financial data and have identified for the registrant´s auditors any material weaknesses in internal controls; and

     b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant´s internal controls; and

6.      The registrant´s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date      June 13, 2003

     /s/    Andrew J. Cederoth
           Andrew J. Cederoth
           (Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to Navistar Financial Corporation and will be retained by Navistar Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.