Form 10-Q
period 2003-07-31
NAVISTAR FINANCIAL CORP
filed 2003-09-12
CIK 51303

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C.  20549

                                           FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended July 31, 2003

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

                            APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 31, 2003, the number of shares  outstanding of the  registrant's  common stock was 1,600,000.

  THE REGISTRANT IS A WHOLLY-OWNED  SUBSIDIARY OF INTERNATIONAL  TRUCK AND ENGINE CORPORATION
  AND MEETS THE  CONDITIONS  SET FORTH IN GENERAL  INSTRUCTIONS  H(1)(a) AND (b) OF FORM 10-Q
  AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             NAVISTAR FINANCIAL CORPORATION
                                      AND SUBSIDIARIES

                                            INDEX

                                                                                      Page

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Statements of Consolidated Income and Retained Earnings --
            Three Months and Nine Months Ended July 31, 2003 and 2002................. 2

            Statements of Consolidated Financial Condition --
            July 31, 2003; October 31, 2002; and July 31, 2002........................ 3

            Statements of Consolidated Cash Flow --
            Nine Months Ended July 31, 2003 and 2002.................................. 4

            Notes to Consolidated Financial Statements................................ 5

   Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition.....................................14

   Item 4.  Controls and Procedures...................................................19

PART II.    OTHER INFORMATION

                            Part I - Financial Information

Item 1. Financial Statements

                      Navistar Financial Corporation and Subsidiaries
---------------------------------------------------------------------------------------------
            Statements of Consolidated Income and Retained Earnings (Unaudited)
------------------------------------------------ ---------------------- ---------------------
                                                  Three Months Ended     Nine Months Ended
                                                   July       July        July       July
Millions of Dollars                                2003       2002        2003       2002
------------------------------------------------ --------- ------------ ---------- ----------
Revenues
   Retail Notes and Finance Leases.  .  .  .        $12.5        $12.3      $34.9      $38.4
   Income Related to Sales of Finance
      Receivables.  .  .  .  .  .  .  .  .  .        28.2          3.1       63.6       36.6
   Operating Leases.  .  .  .  .  .  .  .  .         14.7         19.3       51.2       57.5
   Wholesale Notes.  .  .  .  .  .  .  .  .           8.6          7.5       23.5       20.6
   Accounts.  .  .  .  .  .  .  .  .  .  .  .         4.0          4.1       13.1       14.1
   Servicing Fees.  .  .  .  .  .  .  .  .  .         6.5          6.3       19.1       18.1
   Other Revenue.  .  .  .  .  .  .  .  .  .          1.2          2.2        4.4        7.2
                                                  --------- ------------ ---------- ---------
         Total.   .   .  .  .  .  .  .  .  .  .      75.7         54.8      209.8      192.5

Expenses
    Cost of Borrowing
           Interest Expense.  .  .  .  .  .          12.0         14.0       38.1       43.5
           Other.  .  .  .  .  .  .  .  .  .          2.3          2.1        6.2        6.0
    Credit, Collection and Administrative.  .        10.7         10.5       31.9       30.7
    Provision for Credit Losses.  .  .  .  .          4.0          5.1       11.9       15.6
   Depreciation on Operating Leases.  .  .  .        10.9         13.9       35.5       41.7
   Other Expense.  .  .  .  .  .  .  .  .  .          1.2          0.6        3.3        1.8
                                                 --------- ------------ ---------- ----------
         Total.   .   .  .  .  .  .  .  .  .  .      41.1         46.2      126.9      139.3

Income  Before  Taxes.   .  .  .  .  .  .  .  .      34.6          8.6       82.9       53.2
Income Tax Expense.  .  .  .  .  .  .  .  .          12.3          2.9       31.6       20.3
                                                 --------- ------------ ---------- ----------

Income  from  Continuing  Operations.   .  .  .      22.3          5.7       51.3       32.9

Gain on Disposal of Discontinued Operations,
     (net tax of $0.0, $0.0, $0.0 and $0.5) .           -            -          -        0.7
                                                 --------- ------------ ---------- ----------
           Net   Income.   .   .  .  .  .  .  .      22.3          5.7       51.3       33.6
Retained Earnings
     Beginning of Period.  .  .  .  .  .  .         216.1        191.3      197.1      163.4
     Dividends Paid.  .  .  .  .  .  .  .  .  .      (5.0)           -      (15.0)         -
                                                 --------- ------------ ---------- ----------
     End of Period.  .  .  .  .  .  .  .  .       $ 233.4       $197.0     $233.4   $  197.0
                                                 ========= ============ ========== ==========

                      See Notes to Consolidated Financial Statements.

               Navistar Financial Corporation and Subsidiaries
------------------------------------------------------------------------------------
        Statements of Consolidated Financial Condition (Unaudited)
------------------------------------------------------------------------------------
                                                    July      October      July
Millions of Dollars                                 2003       2002        2002
------------------------------------------------ ----------- ---------- ------------
ASSETS
Cash and Cash Equivalents.  .  .  .  .  .  .           $5.2      $32.0        $57.4
Finance Receivables
   Finance Receivables Held for Sale.  .  .  .        533.6    1,006.7        702.3
   Other Finance Receivables.  .  .  .  .  .          242.5      294.3         96.2
   Allowance for Losses.  .  .  .  .  .  .  .         (15.1)     (16.0)       (13.6)
                                                 ----------- ---------- ------------
        Finance Receivables, net.  .  .  .  .         761.0    1,285.0        784.9

Amounts Due from Sales of Receivables.  .  .  .       456.7      357.7        488.9
Net Investment in Operating Leases.  .  .  .  .       192.5      248.2        263.6
Repossessions.   .   .   .  .  .  .  .  .  .  .        30.0       26.0         33.8
Restricted Marketable Securities.  .  .  .  .         430.1      104.6        255.0
Other Assets.  .  .  .  .  .  .  .  .  .  .  .         39.1       53.4         34.3
                                                 ----------- ---------- ------------
      Total Assets .  .  .  .  .  .  .  .  .      $ 1,914.6   $2,106.9    $ 1,917.9
                                                 =========== ========== ============

LIABILITIES AND SHAREOWNER'S EQUITY
Net Accounts Payable to Affiliates.  .  .  .  .      $ 26.2     $ 52.2       $ 51.3
Senior and Subordinated Debt.  .  .  .  .  .  .     1,348.5    1,562.5      1,376.7
Other  Liabilities.   .  .  .  .  .  .  .  .  .       138.5      127.4        124.4
                                                 ----------- ---------- ------------
       Total Liabilities.  .  .  .  .  .  .  .      1,513.2    1,742.1      1,552.4

Shareowner's Equity
Capital Stock (par value $1.00, 1,600,000
  shares issued and  outstanding)
  and Paid-In  Capital.  .  .  .  .  .  .  .  .       171.0      171.0        171.0
Retained Earnings.  .  .  .  .  .  .  .  .  .         233.4      197.1        197.0
Accumulated Other Comprehensive Loss.  .  .  .         (3.0)      (3.3)        (2.5)
                                                 ----------- ---------- ------------
    Total Shareowner's Equity.  .  .  .  .  .         401.4      364.8        365.5
                                                 ----------- ---------- ------------
Total Liabilities and Shareowner's Equity.  .     $ 1,914.6  $ 2,106.9    $ 1,917.9
                                                 =========== ========== ============

                  See Notes to Consolidated Financial Statements.

                    Navistar Financial Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------
                  Statements of Consolidated Cash Flow (Unaudited)
----------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended
                                                                              July      July
Millions of Dollars                                                           2003      2002

Cash Flow From Operations
    Net Income                                                            $   51.3   $  33.6
    Adjustments to reconcile net income to cash provided from operations:
        Gains on sales of receivables                                        (59.3)    (28.8)
        Depreciation, amortization and accretion                              43.8      47.2
        Provision for credit losses                                           11.9      15.6
        Net change in accounts payable to affiliates                         (26.0)     37.1
        Other                                                                 33.4      35.5
                                                                            -------   -------
             Total                                                            55.1     140.2

Cash Flow From Investing Activities
    Originations of finance receivables held for sale                       (764.6)   (712.5)
    Proceeds from sales of finance receivables held for sale               1,347.2     999.0
    Net change in restricted marketable securities                          (325.5)    (41.4)
    Collections of retail notes and finance lease receivables,
        net of change in unearned finance income                              36.9      50.8
    Repurchase of sold retail receivables                                   (163.5)   (165.0)
    Net change in wholesale notes and accounts receivables                    51.8     139.1
    Change in amounts due from sales of receivables                          (39.5)   (124.9)
    Purchase of equipment leased to others                                   (25.1)    (51.7)
    Sale of equipment leased to others                                        45.5      23.6
    Receipts from derivative contracts                                         3.1       2.3
    Payments on derivative contracts                                         (15.0)     (3.7)
    Proceeds from sale of discontinued operations                              -        63.3
                                                                            -------   -------
             Total                                                           151.3     178.9

Cash Flow From Financing Activities
    Net change in bank revolving credit facility usage                      (147.0)   (324.0)
    Proceeds from issuance of convertible debt                                 -       169.5
    Debt issuance costs on convertible debt                                    -        (6.2)
    Proceeds from long-term debt                                              28.4      70.4
    Principal payments on long-term debt                                     (99.6)   (193.7)
    Dividends paid to International                                          (15.0)      -
                                                                           --------  -------
             Total                                                          (233.2)   (284.0)

Change in Cash and Cash Equivalents                                          (26.8)     35.1
Cash and Cash Equivalents, Beginning of Period                                32.0      22.3
                                                                            -------   -------
Cash and Cash Equivalents, End of Period                                  $    5.2     $57.4

Supplementary disclosure of cash flow information:
    Interest paid                                                         $   37.3   $  46.3
    Income taxes paid, net of refunds                                     $    9.4   $  16.4

Noncash investing activities:
    Transfers to repossessions                                            $   72.7   $  72.3

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

     The  accompanying  unaudited  financial  statements have been prepared in accordance with accounting  policies  described in the Corporation's  2002 Annual Report on Form 10-K and
     the accounting  policies adopted in the first,  second, and third quarters of fiscal year
     2003,  and should be read in conjunction  with the  disclosures  therein.  The accounting policy  adopted in the first  quarter of fiscal year 2003 was a result of the adoption of
     Statement of Position 01-6.

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
     Provisions   related  to  recognizing  a  liability  at  inception  do  not  apply  to  a subsidiary's  guarantee  of debt owed to a third  party by either  its  parent or another subsidiary of that parent.  The initial  recognition  and  measurement  provisions of FIN
     45 are  applicable  on a  prospective  basis  to  guarantees  issued  or  modified  after
     December 31, 2002. The  disclosure  requirements  are effective for financial  statements of interim or annual periods ending after  December 15, 2002.  The  Corporation  provided disclosures about guarantees in Note 9.

     In January  2003,  the FASB issued  Interpretation  No. 46 ("FIN 46"),  Consolidation  of
     Variable  Interest  Entities.  FIN 46 addresses  consolidation  requirements  of variable
     interest  entities.   Transferors  to  qualifying  special  purpose  entities  ("QSPE's")
     subject  to the  reporting  requirements  of  FASB  Statement  No.  140,  Accounting  for
     Transfers and  Servicing of Financial  Assets and  Extinguishments  of  Liabilities,  are
     excluded  from  the  scope  of  this  interpretation.  The  Corporation  currently  sells receivables to entities meeting the requirements of QSPE's.

     In April 2003,  the FASB issued  Statement  of  Financial  Accounting  Standards  No. 149
     (`SFAS  149"),   Amendment  of  Statement  133  on  Derivative  Instruments  and  Hedging
     Activities.  This Statement amends and clarifies  financial  accounting and reporting for derivative  instruments,  including  certain  derivative  instruments  embedded  in other contracts.  SFAS 149 is effective for contracts  entered into or modified  after June 30,
     2003,  and for  hedging  relationships  designated  after  June  30,  2003.  Prior to the issuance  of SFAS  149,  the  Corporation  reported  net cash  received  from and paid on derivatives  contracts  in "other"  under  adjustments  to  reconcile  net income to cash provided from  operations.  Currently,  the  Corporation  reports cash received  from, or paid on,  derivative  contracts  consistently  with the underlying assets under investing activities on its Statements of  Consolidated  Cash Flow.  There is no material effect on the financial statement as a result of this adoption.

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

3.   COMPREHENSIVE INCOME

     The Corporation's total comprehensive income was as follows:

                                                        Three Months            Nine Months
                                                       Ended July 31          Ended July 31
     Millions of Dollars                               2003         2002       2003         2002
     Net income. . . . . . . . . . . . . . . . .    $  22.3        $  5.7     $   51.3     $  33.6
     Change in net unrealized gain on derivative . . .  0.2           -            0.3         0.6
         Total comprehensive income . . . . . . . . $  22.5        $  5.7     $   51.6     $  34.2

4.   FINANCE RECEIVABLES

     Finance receivables are summarized as follows:

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Retail notes, net of unearned income              $    410.5    $   827.1   $    519.9
     Finance leases, net of unearned income                 123.1        179.6        182.4
     Wholesale notes                                         34.3         37.8         17.8
     Accounts:
         Retail                                             140.1        181.1          7.3
         Wholesale                                           68.1         75.4         71.1
             Total accounts                                 208.2        256.5         78.4

                 Total finance receivables                  776.1      1,301.0        798.5
                 Less: Allowance for losses                  15.1         16.0         13.6

                 Total finance receivables, net        $    761.0    $ 1,285.0   $    784.9

     Finance  receivables  held for sale consisted of $533.6 million,  $1,006.7  million,  and
     $702.3 million in retail notes and finance  leases,  net of unearned  income,  as of July
     31, 2003, October 31, 2002, and July 31, 2002, respectively.

5.   ALLOWANCE FOR LOSSES

     The allowance for losses is summarized as follows for the fiscal period ended:

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Allowance for losses, beginning of period          $    16.0     $   13.3    $    13.3
     Provision for credit losses                             11.9         20.5         15.6
     Net losses charged to allowance                         (5.0)        (5.3)        (3.4)
     Transfers to finance receivables sold                   (7.8)       (12.5)       (11.9)

         Allowance for losses, end of period            $    15.1     $   16.0    $    13.6

     The average  outstanding balance of impaired finance receivables was not material for the nine  months  ended  July  31,  2003 and 2002 or for the year  ended  October  31,  2002.
     Interest income that would have been recognized on impaired  finance  receivables  during the nine months  ended July 31, 2003 and 2002 or for the year ended  October 31, 2002 was not material.

     Balances  with payments  past due over 90 days on owned  finance  receivables,  including held for sale, totaled $3.6 million as of July 31, 2003.

6.   SENIOR AND SUBORDINATED DEBT

     Senior and subordinated debt outstanding is summarized as follows:

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Bank revolving credit facility, at variable rates,
         due December 2005                               $  435.0    $   582.0   $    368.0

     Revolving retail warehouse facility, at variable
         rates, due October 2005                            500.0        500.0        500.0

     Borrowings secured by operating leases, 3.71%
         to 6.65%, due serially through December 2010       236.6        307.8        337.3

     Convertible debt, 4.75%, due April 2009                176.9        172.7        171.4

             Total senior and subordinated debt          $1,348.5    $ 1,562.5   $  1,376.7

     As of July 31, 2003,  October 31, 2002, and July 31, 2002 the  Corporation had unaccreted discount of $43.1 million, $47.3 million, and $48.6 million respectively,  related to the convertible debt.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation  uses derivative  financial  instruments as part of its overall  interest rate risk management  strategy as further  described under Footnote 13 of the 2002 Annual
     Report on Form 10-K.

     The  Corporation  manages its exposure to  fluctuations in interest rates by limiting the amount of fixed rate assets  funded with  variable  rate debt.  This is  accomplished  by selling  fixed  rate  receivables  on a fixed  rate  basis  and by  utilizing  derivative financial  instruments.  These  derivative  financial  instruments  may  include  forward contracts,  interest  rate  swaps,  and  interest  rate  caps.  The  fair  value of these instruments  is estimated  based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market  conditions or interest rates.  The Corporation  manages  exposure to  counterparty  credit risk by entering into derivative financial  instruments with major financial  institutions that can be expected to fully perform under the terms of such  agreements.  The  Corporation  does not require collateral or other  security to support  derivative  financial  instruments  with credit risk.  The  Corporation's  counterparty  credit  exposure is limited to the positive fair value of  contracts  at the  reporting  date.  As of July  31,  2003,  the  Corporation's derivative  financial  instruments  had a negative  net fair value.  Notional  amounts of derivative financial instruments do not represent exposure to credit loss.

     As of  July  31,  2003,  the  notional  amounts  and  fair  values  of the  Corporation's derivative financial instruments are summarized as follows:

     Inception        Maturity           Instrument                Notional       Fair Value
                                                                     (Millions of Dollars)
     October 2000     November 2012       Interest rate cap        $ 500.0       $     (3.8)
                      November 2012       Interest rate cap          500.0              3.8
     December 2000    January 2004        Interest rate swap*          5.2             (0.1)
     July 2001        April 2006          Interest rate swap          29.5             (1.6)
     November 2001    June 2004           Interest rate swap*        100.8             (0.9)
                      July 2006           Interest rate swap*        114.3              1.1
     November 2002    March 2007          Interest rate swap*          -                  -
     February 2003    July 2005           Forward starting swap*     300.0             (0.7)
     April 2003       July 2005           Forward starting swap*     100.0             (0.2)

        * Accounted for as non-hedging instruments.

     The fair values of all  derivatives  are recorded in Other  Liabilities on the Statements of Consolidated Financial Condition.

     In November  2002,  the  Corporation  entered  into an interest  rate swap  agreement  in connection  with a sale of retail  notes and lease  receivables.  The purpose of the swap was to convert the  floating  rate  portion of the  asset-backed  securities  issued into fixed rate  interest  to match the  interest  basis of the  receivables  pool sold to the owner trust, and to protect the Corporation  from interest rate volatility.  The notional amount of this swap is calculated as the difference  between the actual pool balances and the projected  pool  balances.  As of July 31, 2003,  the notional  amount was zero.  The outcome of the swap  results in the  Corporation  paying a fixed rate of  interest on the projected  balance of the pool. To the extent that actual pool  balances  differ from the projected  balances,  the  Corporation  has  retained  interest  rate  exposure  on  this difference.  This transaction is accounted for as non-hedging derivative instrument.

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

     The SPC's have limited recourse on the sold  receivables.  The SPC's assets are available to satisfy the creditors'  claims prior to such assets  becoming  available for the SPC's own uses or to the  Corporation or affiliated  companies.  The terms of receivable  sales generally  require  the  Corporation  to  provide  credit  enhancements  in the  form  of overcollateralizations  and/or cash  reserves  with the trusts and  conduits.  The use of such cash reserves by the  Corporation is restricted  under the terms of the  securitized sales agreements.  The maximum exposure under all receivable sale recourse  provisions as of July  31,  2003 was  $456.7  million.  The  allowance  for  losses  allocated  to sold receivables  totaled $14.9 million,  $14.0  million,  and $16.4 million at July 31, 2003,
     October 31, 2002, and July 31, 2002, respectively.

     The SPC's  retained  interests  in the  related  trusts or assets  held by the trusts are reflected on the Corporation's  Statement of Consolidated  Financial Condition in Amounts
     Due From Sales of  Receivables.  The  following is a summary of Amounts Due from Sales of
     Receivables:

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Cash held and invested by trusts                  $    123.0    $   105.6   $    180.4
     Subordinated retained interests in wholesale notes     198.1        138.9        143.3
     Subordinated retained interests in retail notes and
         finance leases                                      86.4         96.4        143.0
     Interest-only receivables                               49.2         16.8         22.2

         Total amounts due from sales of receivables   $    456.7    $   357.7   $    488.9

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

     Key economic  assumptions used in measuring the interest-only  receivables at the date of the sale for sales of retail notes and finance leases  completed during the quarter ended
     July 31 were:

                                                                   2003          2002
     Prepayment speed (annual rate)                                 1.4           1.4
     Weighted average life                                       41 months     40 months
     Interest-only receivable discount rate                        4.93%         6.93%

     The impact of hypothetical 10% and 20% adverse changes in these  assumptions  would have no material  effect on the fair value of the  interest-only  receivables  as of July 31, 2003.
     These  sensitivities  are  hypothetical  and should be used with  caution.  The effect of a variation of a particular  assumption  on the fair value of the  interest-only  receivables is calculated  without  changing any other  assumption;  in reality,  changes in one factor may result in changes in another.

     Sold receivables balances are summarized below.

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Retail notes, net of unearned income              $  1,873.8    $ 1,521.8   $   1,805.2
     Finance leases, net of unearned income                  38.4          -               -
     Wholesale notes                                        872.7        801.4         696.8
     Retail accounts                                         94.6        126.9         163.8

             Total sold finance receivables, net       $  2,879.5    $ 2,450.1   $   2,665.8

     Serviced portfolio balances are summarized below.

                                                         July 31,   October 31,    July 31,
     Millions of Dollars                                   2003        2002          2002
     Gross serviced receivables
         Retail notes                                  $  2,517.4    $ 2,529.1   $  2,573.5
         Finance leases                                     178.3        205.7        209.8
         Wholesale notes                                    907.0        839.2        714.6
         Accounts                                           302.8        383.4        242.2
             Total gross serviced receivables             3,905.5      3,957.4      3,740.1
     Net investment in operating leases                     192.5        248.2        263.6

             Total serviced portfolio                  $  4,098.0    $ 4,205.6   $  4,003.7

     Additional  financial data for gross  serviced  portfolio as of July 31, 2003 and for the nine months then ended is summarized below.

                                        Retail      Finance and     Wholesale
     Millions of Dollars                 Notes   Operating Leases     Notes      Accounts

     Balances with payments
         past due over 60 days (1)      $  10.5       $   2.1        $  3.7        $   2.5
     Credit losses (net of recoveries)     11.0           0.8           0.1             -

     (1) Includes rent past due over 60 days for Operating Leases

     Certain cash flows received from (paid to) securitization trusts/conduits were as follows:

                                                                 Nine Months
                                                                 Ended July 31
     Millions of Dollars                                          2003    2002
     Proceeds from sales of finance receivables
         held for sale                                      $ 1,347.2     $  999.0
     Proceeds from sales of finance receivables into
         revolving facilities                                 3,748.9      3,385.3
     Servicing fees received                                     19.6         18.1
     Repurchase of receivables in breach of terms (1)           (24.0)      (120.4)
     Cash used in exercise of purchase option                  (139.5)       (44.6)
     All other cash received from trusts                        127.4        179.3

     (1) The  Corporation,  as  servicer,  covenants  that  it  will  not amend the terms of the receivables.  A breach  of  this  covenant  requires  the  Corporation  to  repurchase  the receivables from the trust/conduit.

     The following table summarizes income related to sales of finance receivables:

                                                    Three Months            Nine Months
                                                    Ended July 31          Ended July 31
     Millions of Dollars                           2003         2002       2003        2002
     Gains on sales of receivables               $  26.1    $   1.9     $   59.3   $   28.8
     Excess spread                                   2.6        2.9         10.8       12.2
     Derivative gains (losses)                      (1.0)      (2.4)        (7.8)      (5.7)
     Interest income from retained securities
         and other                                   0.5        0.7          1.3        1.3
     Total income related to
         sales of finance receivables            $  28.2    $   3.1     $   63.6   $   36.6

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The  Corporation is obligated  under  non-cancelable  operating  leases for the majority of its office  facilities.  These leases are  generally  renewable  and provide that  property taxes and  maintenance  costs are to be paid by the  lessee.  As of July 31,  2003,  future minimum lease  commitments  under  non-cancelable  operating leases with remaining terms in excess of one year are as follows:

               Twelve month period ended July 31,               (Millions of Dollars)
               2004                                                  $     1.8
               2005                                                        1.6
               2006                                                        1.5

                      Total                                          $     4.9

     The total  operating  lease  expense for the nine month period ended July 31, 2003 and 2002 was $1.8 million and $1.6 million, respectively.

     Guarantees of Debt

     The  Corporation   periodically   guarantees  the  outstanding  debt  of  affiliates.   The
     guarantees  allow for  diversification  of funding sources for the  affiliates.  As of July
     31, 2003, the Corporation has four guarantees  related to Navistar's  three Mexican finance
     subsidiaries,   Servicios  Financieros  Navistar,  S.A.  de  C.V.  ("SOFOL"),   Arrendadora
     Financiera  Navistar,  S.A. de C.V.  ("Arrendadora")  and Navistar  Comercial  S.A. de C.V.
     The Corporation has no recourse as guarantor in case of default.

     The following table summarizes the borrowings as of July 31, 2003:

     Type of Funding            Maturity           Amount of Guaranty   Outstanding Balance
                                                               (Millions of Dollars)
     Revolving credit facility   December 2005          $  100.0                $  32.0
     Medium term note*           November 2004              47.5                   47.5
     Revolving credit facility*  March 2006                 10.6                   10.6
     Revolving credit facility*  July 2006                  19.0                   19.0

     * Peso-denominated

     Guarantees of Derivatives

     As of July 31, 2003,  the  Corporation  had  guaranteed  derivative  contracts for interest rate swaps and cross currency swaps  related to SOFOL and  Arrendadora.  The Corporation is liable  up  to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

     The following table summarizes the guaranteed derivative contracts as of July 31, 2003:

                                                   Guaranteed     Outstanding      Fair
     Instrument                 Maturity             Notional       Balance        Value
                                                              (Millions of Dollars)
     Interest rate swaps and
         cross currency swaps*   April 2004           $ 50.4       $  44.8     $   0.4

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

     As  part  of  its  sales  agreement  with  IAT  Reinsurance  Syndicate  Ltd.  ("IAT"),  the
     Corporation  has agreed to guarantee  the adequacy of Harco's loss  reserves as of November
     30, 2001, the close date of the sale.  There is no limit to the potential  amount of future payments  required  under this  agreement,  which is scheduled to expire  November 2008. As security for its  obligation  under this  agreement,  the  Corporation  has  escrowed  $5.0 million,  which is included in Other  Assets in the  Consolidated  Statements  of Financial
     Condition.  The  escrowed  funds  will  become  available  for use in  February  2004.  The carrying  amount of the  Corporation's  liability under this guarantee is estimated at $0.6 million  as of July 31,  2003 and is  included  in Other  Liabilities  in the  Consolidated
     Statements of Financial  Condition.  Management  believes this reserve is adequate to cover any future potential payments to IAT.

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

X    Sales of Receivables
X    Allowance for Losses

Details  regarding  the  Corporation's  use of these  policies and the related  estimates  are described in the Corporation's 2002 Annual Report on Form 10-K.

Results of Continuing Operations

Third Quarter 2003 Compared with Third Quarter 2002

Net income  was $22.3  million  for the third  quarter of 2003.  Net  income  increased  $16.6 million  compared  with net  income  of $5.7  million  for the  third  quarter  of  2002.  The increase in earnings was  primarily  due to higher gains on sales of  receivables.  During the third quarter of fiscal 2003, the  Corporation  sold $500.0 million of retail notes and leases for a  pre-tax  gain  of  $26.1  million.  During  the  third  quarter  of  fiscal  2002,  the
Corporation sold $112.0 million of retail notes for a pre-tax gain of $1.9 million.

Fiscal Nine Months Period 2003 Compared with 2002

Net income was $51.3  million for the first nine months of fiscal  2003,  an increase of $17.7 million  compared  with net income of $33.6  million for the first nine months of fiscal 2002.
The increase in earnings was  primarily due to greater  gains on sales of  receivables  during the first nine months of fiscal 2003,  compared  with the same period of fiscal  2002.  In the
first  nine  months  of  fiscal  2003,  the  Corporation   sold  $1,350.0  million  of  retail
receivables  for a pre-tax gain of $59.3  million.  During the same period of fiscal 2002, the
Corporation  sold  $1,000.0  million  of  retail  receivables  for a  pre-tax  gain  of  $28.8 million.  These gains were slightly  offset by a pre-tax loss on  derivatives  of $7.8 million and $5.7 million during the first nine months of fiscal 2003 and 2002, respectively.

Financial Condition

Finance Volume and Finance Market Share

During the first nine months of fiscal  2003,  the  Corporation's  net retail notes and leases originations  were $789.7  million,  compared  with $764.2  million  during the same period of fiscal  2002.  Net  serviced  retail  notes and leases  balances  were  $2,638.3  million  and
$2,776.1  million  as of July 31,  2003 and  2002,  respectively.  The  Corporation's  finance market  share of new  International  trucks  sold in the U.S.  decreased  to 15.1% at July 31,
2003  compared to 20.2% at July 31, 2002,  primarily  due to the  financing of a purchase by a large truck customer in fiscal 2002, which was not present in fiscal 2003.

The   Corporation   provided  96.0%  of  the  wholesale   financing  of  new  trucks  sold  to
International's  dealers during the first nine months of fiscal 2003 and 2002.  Wholesale note originations  were  $2,239.2  million for the first nine months of fiscal 2003,  compared with
$1,976.1  million for the same period of fiscal 2002.  Serviced  wholesale notes balances were
$907.0  million and $714.6  million as of July 31, 2003 and 2002, respectively.  The increases in wholesale notes balances and  originations are a result of dealers'  anticipated  sales due to an increase in industry orders.

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

Allowance for losses,  including the portion  allocated to sold notes,  as a percentage of net serviced  finance  receivables  and  investments in operating  leases was 0.78% as of July 31,
2003, compared with 0.80% as of July 31, 2002.

Funds Management

The Corporation has traditionally  obtained the funds to provide financing to  International's dealers and retail customers from sales of finance  receivables,  commercial paper,  short and long-term  bank  borrowings,  and medium and long-term  debt. The  Corporation's  current debt ratings have made sales of finance receivables the most economical source of funding.

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

Funding Facilities

Receivable  sales are a  significant  source  of  funding.  Through  the  asset-backed  public market and private  placement  sales,  the Corporation has been able to fund fixed rate retail notes and  finance  leases at rates  which are more  economical  than those  available  to the
Corporation  in the public  unsecured  bond  market.  The  Corporation  sells retail notes and finance  leases  through  Navistar  Financial  Retail  Receivables  Corporation  ("NFRRC"),  a
special  purpose,  wholly-owned  subsidiary of the  Corporation.  During the first nine months of  fiscal  2003 and 2002,  the  Corporation  sold  $1,350.0  million  and  $1,000.0  million, respectively,  of retail  notes and finance  leases to an owner trust which,  in turn,  issued asset-backed  securities  that were sold to  investors.  As of July 31,  2003,  the  remaining shelf registration  available to NFRRC for the public issuance of asset-backed  securities was
$1,150.0 million.

Truck Engine Receivables Financing  Corporation,  a special purpose,  wholly-owned  subsidiary of the  Corporation,  has in place a trust that provides for the funding of $100.0  million of unsecured trade  receivables  generated by the sale of diesel engines and engine service parts from  International  to Ford Motor  Company.  The  facility  matures  in 2006.  As of July 31,
2003, the Corporation had utilized $94.6 million of this facility.

Truck  Retail  Accounts  Corporation,  a  special  purpose,  wholly-owned  subsidiary  of  the
Corporation,  has in place a revolving  retail  account  conduit that provides for the funding of $100.0 million of eligible  retail  accounts.  As of July 31, 2003, the Corporation was not utilizing any of this facility.  The facility  expired in August 2003.  The  Corporation is in the process of obtaining refinancing for the retail accounts.

Navistar Financial Securities Corporation,  a special purpose,  wholly-owned subsidiary of the
Corporation,  has in place a revolving  wholesale  note trust that provides for the funding of
$1,224.0  million of eligible  wholesale  notes. As of July 31, 2003, it is comprised of three
$200.0 million tranches of investor  certificates  maturing in 2003, 2004 and 2008, two $212.0 million  tranches of investor  certificates  maturing in 2005 and 2006,  and variable  funding certificates  with a maximum capacity of $200.0 million  maturing in January 2004.  During the third  quarter, a  $212.0  million tranche  was  issued  in  anticipation  of the maturity, on
August 25, 2003, of a $200.0 million  tranche of investor  certificates.  As of July 31, 2003, the Corporation had utilized $872.7 million of the revolving wholesale note trust.

As of July 31, 2003, cash  available  to  fund  finance  receivables  under the bank revolving credit facilities, the revolving retail warehouse facility  and  the revolving  wholesale note trust was $886.8 million.  When  combined  with unrestricted cash and cash equivalents, $892.0 million was available to fund the general  business  purposes of the Corporation.

The  weighted  average  borrowing  rate on all debt  outstanding  for the first nine months of fiscal 2003  decreased  to 3.67% from 4.05% for the same period in 2002.  The  decrease in the
Corporation's weighted average borrowing rate is primarily a result of lower LIBOR rates.

Liquidity and Cash Flow

During  the first  nine  months of fiscal  2003,  cash and cash  equivalents  decreased  $26.8 million  to  $5.2  million.  For the  first  nine  months  of  fiscal  2003,  the  Corporation
generated  $55.1  million  and  $151.3  million  from  operating  and  investing   activities,
respectively.  The  Corporation  also utilized $233.2 million in financing  activities  during this period.  See also the Statements of Consolidated Cash Flow on page 4.

Total  cash  generated  from  investing  activities  was  $151.3  million.  The  Corporation's primary  source of cash during the first nine months of fiscal  2003 was  proceeds  from sales of finance  receivables  held for sale. The aggregate  source of cash flow related to the sale of finance  receivables  held for sale was $93.6  million.  This  includes  cash  proceeds  of
$1,347.2  million,  offset by cash  utilization  from a net  change in  restricted  marketable securities of $325.5 million,  repurchase of sold retail  receivables of $163.5  million,  and originations of finance  receivables  held for sale of $764.6  million.  See Footnote 1 of the
2002  Annual  Report on Form 10-K for further  descriptions  of the  Corporation's  Restricted
Marketable Securities.

Total  cash used in  financing  activities  during the first  nine  months of fiscal  2003 was
$233.2  million.  During the first nine months of fiscal  2003,  the  Corporation  reduced its utilization  of the bank  revolving  credit  facility by $147.0  million and made  payments on long-term debt of $99.6 million.

New Accounting Pronouncements

In November 2002, the Financial  Accounting  Standards  Board ("FASB")  issued  Interpretation
No.  45 ("FIN  45"),  Guarantor's  Accounting  and  Disclosure  Requirements  for  Guarantees,
Including  Indirect  Guarantees of  Indebtedness  of Others.  FIN 45 requires that  additional disclosures be made by a guarantor in its interim and annual  financial  statements  about its obligations  under  certain  guarantees  that it has issued.  It also  requires a guarantor to recognize,  at  inception  of a guarantee,  a liability  for the fair value of the  obligation undertaken  in issuing  the  guarantee.  Provisions  related to  recognizing  a  liability  at inception  do not apply to a  subsidiary's  guarantee  of debt owed to a third party by either its parent or another  subsidiary  of that parent.  The initial  recognition  and  measurement provisions of FIN 45 are  applicable on a prospective  basis to guarantees  issued or modified after December 31, 2002. The disclosure  requirements  are effective for financial  statements of interim or annual  periods  ending  after  December  15,  2002.  The  Corporation  provided disclosures about guarantees in Note 9.

In January 2003, the FASB issued  Interpretation No. 46 ("FIN 46"),  Consolidation of Variable
Interest  Entities.  FIN  46  addresses   consolidation   requirements  of  variable  interest
entities.  Transferors  to  qualifying  special  purpose  entities  ("QSPE's")  subject to the reporting  requirements  of FASB Statement No. 140,  Accounting for Transfers and Servicing of
Financial  Assets and  Extinguishments  of  Liabilities,  are excluded  from the scope of this
interpretation.   The  Corporation   currently  sells  receivables  to  entities  meeting  the
requirements of QSPE's.

In April 2003,  the FASB issued  Statement of Financial  Accounting  Standards  No. 149 (`SFAS
149"),  Amendment of Statement  133 on Derivative  Instruments  and Hedging  Activities.  This
Statement   amends  and  clarifies   financial   accounting   and  reporting  for   derivative
instruments,  including certain derivative  instruments embedded in other contracts.  SFAS 149 is  effective  for  contracts  entered into or modified  after June 30, 2003,  and for hedging relationships  designated  after  June  30,  2003.  Prior to the  issuance  of SFAS  149,  the
Corporation  reported  net cash  received  from and paid on  derivatives  contracts in "other"
under  adjustments to reconcile net income to cash provided from  operations.  Currently,  the
Corporation  reports cash received from, or paid on,  derivative  contracts  consistently with the  underlying  assets under  investing  activities on its  Statements of  Consolidated  Cash
Flow.  There is no material effect on the financial statement as a result of this adoption.

Business Outlook

Certain  statements,  which  involve  risks  and  uncertainties,  constitute  "forward-looking statements"  under the  Securities  Reform Act. The  Corporation's  actual  results may differ significantly from the results discussed in such forward-looking statements.

The company  currently  projects  2003 U.S.  and  Canadian  Class 8 heavy  truck  demand to be
156,000  units,  down 4% from  2002.  Class 6 and 7  medium  truck  demand,  excluding  school buses, is forecast at 72,700 units,  approximately  the same as 2002.  Demand for school buses is expected to be 27,500 units,  consistent with 2002.  Mid-range  diesel engine  shipments by the company to OEMs in 2003 are expected to be 335,000 units, 6% higher than 2002.

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

                                NAVISTAR FINANCIAL CORPORATION
                                       AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's  principal  executive  officer and principal  financial  officer,  along with other  management of the  Corporation,  evaluated  the  Corporation's  disclosure  controls and procedures  (as defined in rule 13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of
1934,  as amended) as of July 31,  2003.  Based on that  evaluation,  the  principal  executive officer and  principal  financial  officer of the  Corporation  concluded  that, as of July 31,
2003, the disclosure  controls and procedures in place at the Corporation  were (1) designed to ensure that material  information  relating to the  Corporation  is made known to them to allow timely  decisions  regarding  required  disclosure and (2) effective,  in that such  disclosure
controls  and  procedures  provide  reasonable   assurance  that  information  required  to  be
disclosed  by the  Corporation  in reports  that the  Corporation  files or  submits  under the
Exchange Act, is recorded,  processed,  summarized and reported on a timely basis in accordance
with  applicable  rules  and  regulations.   Although  the  Corporation's  principal  executive
officer  and  principal  financial  officer  believe  the  Corporation's   existing  disclosure
controls and  procedures  are adequate to enable the  Corporation to comply with its disclosure obligations,  the  Corporation is in the process of formalizing  and documenting the procedures already in place.

Changes in Internal Controls

The Corporation  has  not made any change to its  internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended
July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

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

Effective  August 1,  2003,  Paul  Martin  replaced  Ronald D.  Markle as Vice  President  and
Controller.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

            3     Articles of Incorporation and By-Laws.........................E-1

            4     Instruments Defining Rights of Security Holders,
                  including Indentures..........................................E-2

            10    Material Contracts............................................E-3

            31.1  CEO Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.................E-4

            31.2  CFO Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.................E-6

            32.1  CEO Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.................E-8

            32.2  CFO Certification Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.................E-9

(b) No reports on Form 8-K were filed during the quarter ended July 31, 2003.

                             NAVISTAR FINANCIAL CORPORATION
                                       AND SUBSIDIARIES

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

                                                    Navistar Financial Corporation
                                                                (Registrant)

Date  September 12, 2003                          /s/ Paul Martin
                                                     Paul Martin
                                                      Vice President and Controller
                                                     (Principal Accounting Officer)