Form 10-K
period 2003-10-31
NAVISTAR FINANCIAL CORP
filed 2003-12-19
CIK 51303

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 2003

                                      OR

        (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to_____
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

   Registrant's telephone number,including area code 847-734-4000
   Securities registered pursuant to Section 12(b) of the Act:  None
   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate  by check  mark  whether  the  registrant  (1) has filed all  reports required  to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act
of 1934  during  the  preceding  12 months  and (2) has been  subject  to such
filing requirements for the past 90 days.  Yes X       No__

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes X   No __

Indicate by check mark if  disclosure of  delinquent  filers  pursuant to Item
405 of Regulation S-K is not contained herein,  and will not be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K. __

As  of  November  30,  2003,   the  number  of  shares   outstanding   of  the
registrant's common stock was 1,600,000.

                     Documents Incorporated by Reference
 Portions of the Proxy Statement to be delivered to shareowners in connection with the 2004 Annual Meeting of Shareowners (Part III)

THE  REGISTRANT  IS A  WHOLLY-OWNED  SUBSIDIARY  OF  INTERNATIONAL  TRUCK  AND
ENGINE   CORPORATION,   WHICH  IS  A   WHOLLY-OWNED   SUBSIDIARY  OF  NAVISTAR
INTERNATIONAL  CORPORATION,  AND MEETS  THE  CONDITIONS  SET FORTH IN  GENERAL
INSTRUCTION  I(1) (a) AND (b) OF FORM 10-K AND IS  THEREFORE  FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                                    INDEX
                                                                      Page
PART I

Item 1    Business (A)..................................................2
Item 2    Properties (A)................................................2
Item 3    Legal Proceedings.............................................2
Item 4    Submission of Matters to a Vote of Security Holders (A).......2

PART II

Item 5    Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................2
Item 6    Selected Financial Data (A)...................................2
Item 7    Management's Discussion and Analysis of Financial

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................37
Item 9A.  Controls and Procedures......................................37

PART III

Item 10   Directors and Executive Officers of the Registrant (A).......37
Item 11   Executive Compensation (A)...................................37
Item 12   Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters (A)...........37
Item 13   Certain Relationships and Related Transactions (A)...........37
Item 14   Principal Accountant Fees and Services.......................37

PART IV

Item 15   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..........................................38

SIGNATURES.............................................................39

(A) Omitted or amended  as  the  registrant  is a  wholly-owned  subsidiary of
International  Truck  and  Engine  Corporation,  which  is  a   wholly-owned
subsidiary  of Navistar  International  Corporation, and  meets the conditions set  forth  in  General  Instructions I (1) (a) and (b) of  Form 10-K  and is,
therefore,  filing  this  Form  with  the  reduced  disclosure format.

--------------------------------------------------------------------------------

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

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

As of October 31,  2003,  International  owned all shares of NFC's  issued and
outstanding   capital   stock.   No  shares  are  reserved  for  officers  and
employees,  or for options,  warrants,  conversions and other rights. NFC paid dividends of $50.0  million,  $0.0 million and $26.0 million to  International during fiscal 2003, 2002 and 2001, respectively.

Item 6.    Selected Financial Data

Intentionally omitted.  See the index page of this Report for explanation.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Forward-looking statements

This  Form 10-K  contains  forward-looking  statements  within the  meaning of
Section 27A  of the Securities  Act,  Section 21E of the Exchange Act, and the
Private  Securities  Litigation  Reform Act of 1995 that are  subject to risks and  uncertainties.  You should not place undue  reliance on those  statements because  they are subject to numerous  uncertainties  and factors  relating to our  operations  and  business  environment,  all of which  are  difficult  to predict  and many of which are beyond our  control,  and such  forward-looking statements  only  speak  as of the  date  of this  Form 10-K.  Forward-looking statements  include  information  concerning  our  possible or assumed  future results  of  operations,  including  descriptions  of our  business  strategy.
These   statements   often  include   words  such  as   "believe,"   "expect,"
"anticipate,"  "intend,"  "plan,"  "estimate"  or similar  expressions.  These statements  are  based  on  assumptions  that we have  made  in  light  of our experience in the industry as well as our  perceptions  of historical  trends,
current  conditions,   expected  future  developments  and  other  factors  we
believe are  appropriate  under the  circumstances.  As you read and  consider
this  Form 10-K,   you  should   understand  that  these  statements  are  not
guarantees of performance or results.  They involve risks,  uncertainties  and assumptions.  Although we believe that these  forward-looking  statements  are based on reasonable  assumptions,  you should be aware that many factors could affect our actual  financial  results or results of operations and could cause actual  results  to  differ  materially  from  those  in  the  forward-looking statements.

Results from Continuing Operations

Results from continuing operations over the last three years were as follows:

Millions of Dollars                     2003      2002      2001
Revenue                             $  266.7   $ 246.7   $ 304.4
Cost of borrowing                       57.5      66.1     102.1
Income before taxes                    101.5      60.8      72.3
Income from continuing operations       59.9      34.9      46.2

Return on average equity                15.5%      9.8%     14.8%

In fiscal  2003,  income from  continuing  operations  was $59.9  million,  an increase  of $25.0  million  and $13.7  million  compared  with 2002 and 2001, respectively.  The increase in earnings was  primarily  due to higher sales of finance  receivables  in fiscal  2003,  compared  with  fiscal  2002 and 2001.
Income  related to sales of  finance  receivables  was $76.4  million in 2003,
compared   with   $37.3   million   and  $42.9   million  in  2002  and  2001,
respectively.  Included  in income  related  to sales of  finance  receivables are gains on the sales of retail  notes and  finance  leases  receivables.  In fiscal 2003,  the  Corporation  sold $1,705.0  million of finance  receivables for a pre-tax gain of $77.3  million.  In fiscal 2002,  the  Corporation  sold
$1,000.0  million  of  finance   receivables  for  a  pre-tax  gain  of  $28.8
million.  The higher gains on sales  resulted  primarily  from  greater  sales volume of receivables and lower borrowing costs in the asset-backed market.

Borrowing  costs  decreased  13.0% in 2003 to $57.5 million from $66.1 million in 2002 primarily due to lower average  receivable  funding  requirements  and lower average  interest rates.  The  Corporation's  weighted  average interest rate on all  debt  was  4.9% in  2003,  5.4% in 2002  and  5.7% in  2001.  The
decrease in the  Corporation's  weighted  average interest rate is primarily a result of lower LIBOR  rates.  The ratio of debt to equity was 4:1,  4:1,  and
5:1 as of October 31, 2003, 2002 and 2001, respectively.

Provision  for  losses  on  receivables  totaled  $15.8  million  in  2003,  a reduction of $4.7  million  from the $20.5  million  recognized  in 2002.  The decrease  in 2003  was  primarily  due to  overall  improvement  in  portfolio performance and improved recoveries in the used truck markets.

Allowance  for  losses  related  to the  serviced  portfolio  was 0.76% of net serviced  balances  as  of  October 31, 2003  in  comparison  to  0.75% of net serviced balances as of October 31, 2002.

Financing Condition

Financing Volume and Finance Market Share

In  fiscal  2003,  the  Corporation's  net  retail  notes and  finance  leases originations were $1,112.7  million,  compared with $1,001.0 million in fiscal
2002,  an increase of 11.2% from 2002.  Net serviced  retail notes and finance leases balances were $2,506.5  million and $2,528.5  million as of October 31,
2003 and 2002,  respectively.  The  Corporation's  finance market share of new
International  trucks sold in the U.S.  decreased to 15.7% at October 31, 2003 compared to 19.1% at October 31,  2002,  primarily  due to the  financing of a purchase by a large truck  customer in fiscal  2002,  which was not present in fiscal 2003.

The  Corporation  provided 96% of the  wholesale  financing of new trucks sold to  International's  dealers in fiscal  2003 and 96% in 2002.  Wholesale  note originations  were  $3,168.7  million in fiscal 2003,  compared  with $2,955.3 million fiscal 2002, an increase of 7.2%.  Serviced  wholesale  notes balances were  $860.7  million  and  $839.2  million as of  October  31,2003  and 2002, respectively.

Funds Management

The Corporation has  traditionally  obtained the funds to provide financing to
International's   dealers   and  retail   customers   from  sales  of  finance
receivables,  short and long-term  bank  borrowings,  and medium and long-term debt.  The  Corporation's  current  debt  ratings  have made  sales of finance receivables the most economical source of funding.

Credit Ratings

In December 2002,  Fitch IBCA,  Standard and Poor's,  and Moody's  lowered the
Corporation's   senior   unsecured  and   subordinated   debt   ratings.   The
Corporation's debt ratings as of October 31, 2003 are as follows:

                                                      Standard
                                 Fitch      Moody's   and Poor's
Senior unsecured debt             BB          Ba3        BB-
Subordinated debt                 B+          B2          B
Outlook                        Negative     Stable     Stable

Funding Facilities

Receivable   sales  are  a   significant   source  of  funding.   Through  the
asset-backed  public market and private  placement  sales, the Corporation has been able to fund fixed rate retail notes and finance  leases at rates,  which are more  economical  than those  available to the  Corporation  in the public unsecured bond market.  The Corporation  sells retail notes and finance leases
through  Navistar  Financial  Retail  Receivables   Corporation  ("NFRRC"),  a
special purpose, wholly-owned subsidiary of the Corporation.

During  fiscal  2003 and 2002,  the  Corporation  sold  $1,705.0  million  and
$1,000.0  million,  respectively,  of retail  notes and  finance  leases to an owner trust which, in turn, issued  asset-backed  securities that were sold to investors.  As of October 31, 2003, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $600.0 million.

Navistar Financial  Securities  Corporation,  a special purpose,  wholly-owned subsidiary of the Corporation,  has in place a revolving  wholesale note trust that  provides  for the  funding of  $1,024.0  million of  eligible  wholesale notes.  As of  October  31,  2003,  it is  comprised  of  two  $200.0  million tranches  of  investor  certificates  maturing  in 2004 and 2008,  two  $212.0 million  tranches of  investor  certificates  maturing  in 2005 and 2006,  and variable  funding  certificates  with a maximum  capacity  of  $200.0  million maturing  in  January  2004.  During  the  third  quarter,  a  $212.0  million tranche was issued in anticipation  of the maturity,  on August 25, 2003, of a
$200.0  million  tranche of investor  certificates.  As of October  31,  2003, the Corporation  had utilized  $814.7 million of the revolving  wholesale note trust.

Truck  Engine  Receivables  Financing  Co.,  a special  purpose,  wholly-owned subsidiary  of the  Corporation,  has in place a trust that  provides  for the funding of $100.0  million of  unsecured  trade  receivables  generated by the sale of diesel  engines and engine  service parts from  International  to Ford
Motor  Company.  The  revolving  facility  expires  in 2005 and  contractually matures  in 2006.  As of  October  31,  2003,  the  Corporation  had  utilized
$100.0 million of this facility.

Truck Retail Accounts Corporation,  a special purpose wholly-owned  subsidiary of the  Corporation  had in place a  revolving  retail  account  conduit  that provided for the funding of retail  accounts.  The facility  expired in August
2003.  The  Corporation  is in the  process of  obtaining a new  facility  for retail accounts.

Truck  Retail   Instalment   Paper  Corp.,  a  special  purpose   wholly-owned
subsidiary   of  the   Corporation,   issued   $500.0 million  of  senior  and
subordinated  floating  rate  asset-backed  notes on October 16,  2000,  which
will  expire  in  October  2005.   The  proceeds  were  used  to  establish  a
revolving retail  warehouse  facility to fund the  Corporation's  retail notes and retail leases, other than fair market value leases.

The  Corporation  also had  an  $820.0 million  contractually  committed  bank revolving  credit  facility  that will mature in December  2005. As of October
31, 2003,  facilities  available to fund finance receivables under the various facilities was $1,066.4 million.

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

o     Allowance for Losses

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

o     Sales of Receivables

      The  Corporation  securitizes  finance  receivables  through  qualifying special  purpose  entities  ("QSPE's"),  which then issue  securities to public and private  investors.  The Corporation sells receivables to the
      QSPE's with limited  recourse.  Gains or losses on sales of  receivables are  credited  or charged to  financing  revenue in the periods in which
      the  sales  occur.  Retained  interests,   which  include  interest-only
      receivables,  cash reserve accounts, and subordinated certificates,  are recorded at fair value in the periods in which the sales occur.

      Management  estimates the prepayment  speed for the receivables sold and
      the  discount   rate  used  to  determine   the  present  value  of  the
      interest-only  receivable  in  order  to  calculate  the  gain or  loss.
      Estimates  of  prepayment   speeds  and  discount  rates  are  based  on
      historical  experience  and other  factors and are made  separately  for
      each   securitization   transaction.   In  addition,   the   Corporation
      estimates  the  fair  value of the  retained  interests  on a  quarterly basis.  The  fair  value  of the  interest-only  receivable  is based on updated estimates of prepayment speeds and discount rates.

o     Net Investments in Operating Leases

      The  Corporation  has  investments in the residual values of its leasing portfolio.  The  residual  values  represent  estimates of the values of the assets at the end of the lease contracts and are initially  recorded
      based  on  estimates  of  future  market  values.   Realization  of  the
      residual  values is dependent  on the  Corporation's  future  ability to
      market  the  vehicles  under  then  prevailing  conditions.   Management
      reviews residual values  periodically to determine that recorded amounts are  appropriate  and the operating lease assets have not been impaired.
      Each of these assets is  depreciated on a  straight-line  basis over the term of the lease in an amount  necessary  to reduce the leased  vehicle to its estimated residual value at the end of the lease term.

o     Repossessions

      Losses arising from the  repossession of collateral  supporting  finance receivables  and  operating  leases are  recognized  upon  repossession.
      Repossessed  assets are recorded at the lower of historical cost or fair value and are reclassified from finance  receivables or operating leases to repossessions with the related adjustments  recorded in provision for credit losses.

o     Pension and Other Postretirement Benefits

      The  Corporation  provides  postretirement  benefits  to  a  substantial
      portion  of  its  employees.   Costs   associated  with   postretirement
      benefits  include  pension and  postretirement  health care expenses for
      employees,   retirees  and  surviving   spouses  and   dependents.   The
      Corporation's  employee pension and  postretirement  heath care expenses
      are  dependent  on  management's   assumptions   used  by  actuaries  in
      calculating  such amounts.  These  assumptions  include  discount rates, health  care  cost  trend  rates,  inflation, long-term  return  on plan assets, retirement rates, mortality rates and other factors. Health care cost trend  assumptions are developed based  on  historical  cost  data, the near-term outlook, and  an assessment  of likely  long-term  trends.
      The  inflation  assumption  is based on an evaluation of external market indicators.  Retirement  and  mortality  rates  are  based  primarily on actual plan experience.

      The Corporation's  approach to establishing the discount rate assumption reflects an investment  strategy that  effectively  settles a portion of its pension  liability by investing in a bond  portfolio  that generates monthly  cash  flows  equal  to the  projected  monthly  benefits.  This portion of the liability is weighted  using a discount rate based on the
      October  31,  2003  effective  yield on the  dedicated  bond  investment portfolio.  The remaining  non-dedicated  portion of the liability  used the average of the  October  31,  2003  yields on the Merrill  Lynch Ten
      Year + High Quality  Corporate  Bond Index and Moody's AA Corporate Bond
      Index,  both  adjusted  for active  management  premiums.  For the other benefits,  the  discount  rate is based on the Merrill  Lynch Ten Year +
      High Quality  Corporate  Bond Index and Moody's AA Corporate  Bond Index
      with a provision for active management premiums.

      Based on this  approach,  at October 31, 2003, the  Corporation  lowered the  discount  rate for  pension  plans to 5.8% from 7.2% at October 31,
      2002.  The  discount  rate for the other  benefits was lowered from 7.1%
      at October 31, 2002 to 6.6% at October 31, 2003.

      The   Corporation   determines   its  expected   return  on  plan  asset
      assumptions by evaluating both  historical  returns as well as estimates of future returns.  Specifically,  the Corporation  analyzed the average historical  broad market returns over a 100 year period for equities and over a 30 year  period  for  fixed  income  securities,  adjusted  these returns for a premium  due to the active  management  of its  investment funds,  and adjusted the computed amount for any expected changes in the
      long-term  outlook  for  the  equity  and  fixed  income  markets.   The
      Corporation's  expected  return on assets was based on  expected  equity and fixed income returns  weighted by the percentage of assets allocated to each plan.

      As a result,  the  Corporation  revised  downward  its  estimate  of the
      long-term   rate  of  return  on  assets  for  both  its   pension   and
      postretirement  health  benefits  for 2003 to 9.0% from 9.8% and  11.0%, respectively, in 2002 and 9.8% and 10.8%, respectively, in 2001.

      Cumulative   gains  and   losses   and  plan   amendments   related   to
      postretirement   benefits  are  amortized  over  the  average  remaining
      service life of active participants.

      See Note 10 to the Financial  Statements for more information  regarding costs and assumptions for employee retirement benefits.

New Accounting Standards

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
Provisions  related to  recognizing a liability at inception do not apply to a subsidiary's  guarantee  of debt owed to a third party by either its parent or another  subsidiary of that parent.  The initial  recognition  and measurement provisions  of FIN 45 are  applicable  on a  prospective  basis to  guarantees issued or modified after December 31, 2002.  The disclosure  requirements  are effective for financial  statements of interim or annual  periods ending after
December 15, 2002. The Corporation  provided  disclosures  about guarantees in
Note 11.

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

Navistar  currently  projects  2004  U.S.  and  Canadian  Class 8 heavy  truck demand to be 191,000  units,  up 19.9% from 2003.  Class 6 and 7 medium  truck demand,  excluding  school buses,  is forecast at 86,000 units,  up 14.9% from
2003.  Demand for  school  buses is  expected  to be 27,500  units,  down 5.8%
from 2003.  Mid-range  diesel engine  shipments by the company to OEMs in 2004 are expected to be 349,200 units, 5.0% higher than 2003.

Management  believes that collections on the outstanding  finance  receivables portfolio plus  facilities  available from the  Corporation's  various funding sources will permit the  Corporation  to meet the  financing  requirements  of
International's dealers and retail customers through 2004 and beyond.

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

The  Corporation  measures its interest rate risk by estimating the net amount
by  which  the  fair  value  of  all  interest  rate   sensitive   assets  and
liabilities,  including  derivative financial  instruments,  would be impacted by  selected  hypothetical  changes in market  interest  rates.  Fair value is estimated  using a  discounted  cash flow  analysis.  Assuming a  hypothetical instantaneous  10% adverse  change in interest  rates as of October 31,  2003, the  estimated  fair value of the net assets would  decrease by  approximately
$1.9 million.  The  Corporation's  interest rate sensitivity  analysis assumes a parallel  shift in interest rate yield curves.  The model,  therefore,  does not  reflect  the  potential  impact of  changes in the  relationship  between short-term and long-term interest rates.

Item 8.  Financial Statements and Supplementary Data
                                                             Page

  Index

   Consolidated Financial Statements:
      Statements of Consolidated Income and Retained Earnings
       Fiscal years ended October 31, 2003, 2002 and 2001...  10
      Statements of Consolidated Comprehensive Income for the
       Fiscal years ended October 31, 2003, 2002 and 2001...  10
      Statements of Consolidated Financial Condition
       October 31, 2003 and 2002 ...........................  11
      Statements of Consolidated Cash Flow

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries
       Statements of Consolidated Income and Retained Earnings
                         Millions of Dollars

For the years ended October 31                 2003    2002    2001

Revenues
   Retail Notes and Finance Leases           $ 46.5  $ 55.6  $ 57.4
   Income Related to Sales of Finance
     Receivables                               76.4    37.3    42.9
   Operating Leases                            64.5    76.2    80.3
   Wholesale Notes                             31.0    27.6    46.2
   Accounts                                    17.7    18.9    28.4
   Servicing Fees                              25.2    23.0    26.6
   Other Revenue                                5.4     8.1    22.6
         Total                                266.7   246.7   304.4

Expenses
   Cost of Borrowing
      Interest Expense                         49.8    58.0    92.9
      Other                                     7.7     8.1     9.2
   Credit, Collection and Administrative       42.7    41.0    41.2
   Provision for Credit Losses                 15.8    20.5    27.8
   Depreciation on Operating Leases            45.0    55.4    56.6
   Other Expense                                4.2     2.9     4.4
         Total                                165.2   185.9   232.1

Income Before Taxes                           101.5    60.8    72.3
Income Tax Expense                             41.6    25.9    26.1
Income from Continuing Operations              59.9    34.9    46.2

Gain (loss) on Disposal of Discontinued Operations,
   (net tax of $1.5, $0.7 and $(5.1))          (2.4)   (1.2)    8.3

Net Income                                     57.5    33.7    54.5

Retained Earnings
   Beginning of Year                          197.1   163.4   134.9
   Dividends Paid                             (50.0)     -    (26.0)
   End of Year                               $204.6  $197.1  $163.4

           Statements of Consolidated Comprehensive Income
                          Millions of Dollars

For the years ended October 31                 2003    2002    2001

Net Income                                   $ 57.5  $ 33.7  $ 54.5
Other Comprehensive Loss:
   Net Unrealized Gains (Losses) on Investments
   (net of tax of $0.8, ($0.2) and $0.6)       (1.2)    0.3    (1.6)
   Minimum Pension Liability Adjustment
   (net of tax of $4.3, $0.3 and $0.0)         (6.9)   (0.5)     -
      Total                                    (8.1)   (0.2)   (1.6)
Comprehensive Income                         $ 49.4  $ 33.5  $ 52.9

               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries
           Statements of Consolidated Financial Condition
                         Millions of Dollars

As of October 31                                      2003     2002

ASSETS

Cash and Cash Equivalents                            $  -     $  32.0
Finance Receivables
   Finance Receivables Held for Sale                  519.9   1,006.7
   Other Finance Receivables                          347.3     294.3
   Allowance for Losses                               (12.9)    (16.0)
      Finance Receivables, net                        854.3   1,285.0

Amounts Due from Sales of Receivables                 368.9     363.8
Net Investment in Operating Leases                    191.1     248.2
Restricted Marketable Securities                      505.6     104.6
Other Assets                                           39.9      61.3
   Total Assets                                    $1,959.8  $2,094.9

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates                   $  4.2    $ 52.2
Senior and Subordinated Debt                        1,461.9   1,562.5
Other Liabilities                                     129.5     115.4
   Total Liabilities                                1,595.6   1,730.1

Shareowner's Equity
Capital Stock (par value $1.00, 1,600,000 shares
   issued and outstanding) and Paid-In Capital        171.0     171.0
Retained Earnings                                     204.6     197.1
Accumulated Other Comprehensive Loss                  (11.4)     (3.3)
   Total Shareowner's Equity                          364.2     364.8

Total Liabilities and Shareowner's Equity           1,959.8  $2,094.9

            See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries
                Statements of Consolidated Cash Flow
                         Millions of Dollars

For the years ended October 31                 2003      2002      2001

Cash Flow From Operations
   Net Income                                $ 57.5    $ 33.7    $ 54.5
   Adjustments to reconcile net income to
    cash provided from operations:
      (Gain) loss on disposal of
       discontinued operations, net of tax      2.4       1.2      (8.3)
      Gains on sales of receivables           (77.3)    (28.8)    (25.4)
      Depreciation, amortization and accretion 56.0      63.8      62.0
      Provision for credit losses              15.8      20.5      27.8
      Net change in accounts payable to
       affiliates                             (48.0)     38.0    (252.2)
      Net change in accrued income taxes       14.5       3.4      17.1
      Other                                    20.8      (2.7)    (10.7)
        Total                                  41.7     129.1    (135.2)

Cash Flow From Investing Activities
   Originations of finance receivables
    held for sale                          (1,112.7) (1,001.0)   (898.9)
   Proceeds from sales of finance
     receivables held for sale              1,701.1     999.0   1,362.3
   Net change in restricted marketable
     securities                              (401.0)    109.0    (128.5)
   Collections of retail notes and finance
     leases receivables, net of change in
      unearned finance income                 105.7      78.7      44.5
   Repurchase of sold retail receivables     (208.5)   (214.3)    (97.9)
   Net change in wholesale notes and
     accounts receivables                     (53.0)    (58.8)    153.8
   Change in amounts due from sales
     of receivables                            52.6      30.9     (21.9)
   Purchase of equipment leased to others     (40.0)    (59.9)   (110.2)
   Sale of equipment leased to others          52.1      33.5      61.0
   Receipts from derivative contracts           4.1       3.7       0.9
   Payments on derivative contracts           (17.9)     (4.4)     (1.9)
   Proceeds from sale of discontinued operations -       63.3       0.0
        Total                                  82.5     (20.3)    363.2

Cash Flow From Financing Activities
   Net change in bank revolving credit
    facility usage                            (11.0)   (110.0)   (203.0)
   Proceeds from issuance of convertible debt   -       169.5       -
   Debt issuance costs on convertible debt      -        (6.3)      -
   Proceeds from long-term debt                28.4      70.4     121.3
   Principal payments on long-term debt      (123.6)   (222.7)   (139.6)
   Dividends paid to International            (50.0)      -       (26.0)
        Total                                (156.2)    (99.1)   (247.3)

Change in Cash and Cash Equivalents           (32.0)      9.7     (19.3)
Cash and Cash Equivalents, Beginning of Period 32.0      22.3      41.6
Cash and Cash Equivalents, End of Period     $  -      $ 32.0    $ 22.3

Supplementary disclosure of cash flow information:
   Interest paid                             $ 51.6    $ 62.1    $ 94.5
   Income taxes paid, net of refunds         $ 20.4    $ 22.0    $ 16.0

                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

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

Sales of Receivables

The Corporation  securitizes  finance  receivables  through qualifying special purpose  entities  ("QSPE's"),  which  then  issue  securities  to public  and private  investors.  The  Corporation  sells  receivables  to the QSPE's  with limited  recourse.  Gains or losses on sales of  receivables  are  credited or charged  to  financing  revenue  in the  periods  in which  the  sales  occur.
Retained  interests,  which include  interest-only  receivables,  cash reserve accounts,  and  subordinated  certificates,  are recorded at fair value in the periods in which the sales occur.

Management  estimates the prepayment  speed for the  receivables  sold and the discount  rate  used to  determine  the  present  value  of the  interest-only receivable  in order to calculate  the gain or loss.  Estimates of  prepayment speeds  and  discount  rates  are  based on  historical  experience  and other factors  and are made  separately  for  each  securitization  transaction.  In addition,  the Corporation  estimates the fair value of the retained interests on a  quarterly  basis.  The fair  value of the  interest-only  receivable  is based on updated estimates of prepayment speeds and discount rates.

Income Taxes

Navistar and its subsidiaries  file a consolidated  federal income tax return, which includes  International  and the  Corporation.  Federal income taxes for the  Corporation  are  computed on a separate  return basis and are payable to
International.

Cash and Cash Equivalents

Cash  and  cash   equivalents   are  defined  as  short-term,   highly  liquid
investments with original maturities of 90 days or less.

Finance Receivables

Finance receivables  that  management  has  the intent and ability to hold are reported at their outstanding principal.

The   accrual   of  interest  on  impaired  loans  is  discontinued  when,  in management's opinion, the  borrower  may  be unable  to  meet payments as they
become  due.   When  interest  accrual  is  discontinued,  all  unpaid accrual interest  is  reversed.  Interest  income  is  subsequently recognized only to the extent cash payments are received.

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

Restricted Marketable Securities

On October 16, 2000, Truck Retail Instalment Paper Corp.  ("TRIP"),  a special purpose  wholly-owned  subsidiary of the Corporation,  issued $500.0 of senior and  subordinated  floating rate  asset-backed  notes.  The proceeds were used to establish a revolving retail warehouse  facility to fund the  Corporation's retail notes and finance  leases.  The Corporation is required to maintain the
revolving  retail  warehouse   facility  with  collateral  in  the  amount  of
$500.0.  In the event  that  retail  note and lease  balances  pledged  to the revolving  retail  warehouse  facility fall below $500.0,  the excess proceeds
are  invested  in  marketable  securities,   which  are  restricted  and  have
maturities  of three  months or less.  Due to the  short-term  nature of these marketable securities, their fair value approximates carrying value.

Net Investments in Operating Leases

The  Corporation  has  investments  in the  residual  values  of  its  leasing portfolio.  The  residual  values  represent  estimates  of the  values of the assets at the end of the lease  contracts and are initially  recorded based on estimates of future  market  values.  Realization  of the  residual  values is dependent on the  Corporation's  future  ability to market the vehicles  under then prevailing  conditions.  Management reviews residual values  periodically to determine that recorded  amounts are  appropriate  and the operating  lease assets  have not been  impaired.  Each of these  assets  is  depreciated  on a straight-line  basis  over the term of the  lease in an  amount  necessary  to reduce the leased  vehicle to its estimated  residual  value at the end of the lease term.

Repossessions

Losses  arising  from  the  repossession  of  collateral   supporting  finance
receivables   and  operating   leases  are   recognized   upon   repossession.
Repossessed  assets  are  recorded  at the  lower of  historical  cost or fair value and are  reclassified  from finance  receivables or operating  leases to repossessions  with the related  adjustments  recorded in provision for credit losses.

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

The  Corporation  may use forward  contracts to limit its  interest  rate risk exposure  on the  notes  and  certificates  related  to an  expected  sale  of receivables.  The  Corporation  may use interest  rate swaps or caps to reduce exposure to interest  rate changes when it sells fixed rate  receivables  on a variable rate basis.

All  derivative  instruments  are  recorded  at their  fair  value.  For those instruments,  which do not  qualify  for  hedge  accounting,  changes  in fair value are recognized in net income.

New Accounting Standards

In November 2002, the Financial  Accounting  Standards  Board ("FASB")  issued
Interpretation  No.  45 ("FIN  45"),  Guarantor's  Accounting  and  Disclosure
Requirements  for Guarantees,  Including  Indirect  Guarantees of Indebtedness
of  Others.  FIN  45  requires  that  additional  disclosures  be  made  by  a
guarantor  in  its  interim  and  annual   financial   statements   about  its
obligations  under certain  guarantees that it has issued.  It also requires a guarantor to  recognize,  at inception  of a  guarantee,  a liability  for the fair value of the obligation undertaken in issuing the  guarantee.  Provisions related to recognizing a liability at inception do not apply to a subsidiary's guarantee  of debt owed to a third party  by  either  its  parent  or  another subsidiary of that parent.  The initial recognition and measurement provisions of  FIN  45 are  applicable  on  a prospective  basis to guarantees  issued or modified  after December 31, 2002.  The disclosure requirements were effective for financial statements  of  interim  or annual periods ending after December
15, 2002.  The  Corporation provided disclosures about guarantees in Note 11.

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

Reclassification

Certain  prior  year  amounts  have  been  reclassified  to  conform  with the presentation used in the 2003 financial statements.

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
Substantially  all revenue  earned on wholesale  accounts and retail  accounts
is   received   from   International.   Aggregate   revenue   collected   from
International was $36.9 in 2003, $32.2 in 2002 and $51.3 in 2001.

Retail Notes and Lease Financing

In accordance  with  agreements  between the  Corporation  and  International,
International  may be liable for  certain  losses on finance  receivables  and investments  in  operating  leases  and  may be  required  to  repurchase  the repossessed  collateral at the receivable  principal  value.  Losses  recorded by International were $24.1 in 2003, $38.2 in 2002 and $37.3 in 2001.

Support Agreements

Under  provisions  of  certain  public  and  private  financing  arrangements, agreements  with  International  and Navistar  provide that the  Corporation's
consolidated   income  before  interest  expense  and  income  taxes  will  be maintained  at not less than 125% of its  consolidated  interest  expense.  No income  maintenance  payments were required during the three-year period ended
October 31, 2003.

Administrative Expenses

The  Corporation  pays a fee to  International  for data  processing and other administrative  services based on the actual cost of services  performed.  The amount of the fee was $1.9 in 2003, $2.2 in 2002 and $2.5 in 2001.

Accounts Payable

Accounts  payable to affiliates,  which the  Corporation is obligated to repay upon request,  were $4.2,  $52.2,  and $14.2 as of October 31, 2003, 2002, and
2001,  respectively.  Accounts  payable to affiliates  reduced debt levels and resulted in a reduction in borrowing  costs of $0.1,  $2.1 and $3.9 for fiscal
2003, 2002, and 2001, respectively.

Note Receivable

On October 8, 2002,  the  Corporation  received a $19.0 note  receivable  from
Navistar  due October  31,  2003.  Navistar  paid off the note  receivable  in
November  2002.  The   Corporation   earned  interest  at  a  rate  of  7.75%,
collected  monthly.  In  fiscal  2003,  the  Corporation  recognized  $0.2  in interest  revenue  related  to  this  transaction.  The  balance  of the  note receivable  was included in Other  Assets in the  Statements  of  Consolidated
Financial Condition.

3.  DISCONTINUED OPERATIONS

On November 30, 2001, the  Corporation  completed the sale of all of the stock of Harco  National  Insurance  Company  ("Harco"),  a  wholly-owned  insurance subsidiary,  to IAT Reinsurance  Syndicate Ltd. ("IAT"), a Bermuda reinsurance company.  Cash proceeds of $63.3 were received.  The Harco  insurance  segment was accounted for as a discontinued  operation,  and  accordingly,  amounts in the  consolidated  financial  statements  and notes  thereto,  for all periods affected, have been restated to reflect discontinued operations accounting.

As part of its  sales  agreement  with  IAT,  the  Corporation  has  agreed to
guarantee  the  adequacy  of  Harco's  loss  reserves.   The  Corporation  has
provided disclosures about this guarantee in Note 11.

Below are the  components  of the gain  (loss)  on  disposal  recorded  in the
Statements of Consolidated Income and Retained Earnings.

                                     2003    2002    2001    2000     Total
Gains (loss) on sale                $ -     $ -     $13.1    $(11.9)  $ 1.2
Severance and other exit costs      (3.9)   (1.9)     0.3      (3.8)   (9.3)
Curtailment loss                      -       -       -        (1.2)   (1.2)
Pretax gain (loss) on disposal      (3.9)   (1.9)    13.4     (16.9)   (9.3)
Deferred tax (expense) benefit       1.5     0.7     (5.1)      6.4     3.5
Total gain (loss) on disposal of
       discontinued operations     $(2.4)$  (1.2)   $ 8.3    $(10.5)  $(5.8)

The  cumulative  pretax loss on disposal  of Harco was $9.3 and  includes  the gain on sale of $1.2,  $9.3 of  severance  and  other  exit  costs,  including adjustments  to the loss  reserve,  and $1.2 of  curtailment  loss  associated
with   the   related   reduction   of   employees   from   the   Corporation's
postretirement benefit plans.

4. FINANCE RECEIVABLES

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

                                               2003       2002
   Retail notes, net of unearned income     $ 404.5     $ 827.1
   Finance leases, net of unearned income     115.4       179.6
   Wholesale notes                             46.0        37.8
   Accounts:
       Retail                                 217.9       181.1
    Wholesale                                  83.4        75.4
            Total accounts                    301.3       256.5

            Total finance receivables         867.2     1,301.0
            Less: Allowance for losses         12.9        16.0

            Total finance receivables, net    854.3    $1,285.0

Contractual  maturities of finance  receivables,  including  unearned  finance income, as of October 31, 2003, are summarized as follows:

                            Retail     Finance    Wholesale
                            Notes      Leases     Notes      Accounts
   Due in fiscal year:
      2004                  $134.6       $19.3      $27.5    $301.3
      2005                   115.8        27.3       18.5      -
      2006                    83.5        29.0        -        -
      2007                    51.9        32.7        -        -
      2008                    44.3        18.5        -        -
   Due after 2008             13.2         3.9        -        -
   Gross finance receivables 443.3       130.7       46.0     301.3
   Unearned finance income   (38.8)      (15.3)       -        -
   Net finance receivables  $404.5    $  115.4   $   46.0   $ 301.3

The  actual  cash  collections  from  finance  receivables  may vary  from the
contractual  cash  flows  because  of  sales,   prepayments,   extensions  and
renewals.  The contractual  maturities,  therefore,  should not be regarded as a forecast of future collections.

Finance  receivables  held for sale consisted of $519.9 and $1,006.7 in retail notes and  finance  leases,  net of unearned  income,  as of fiscal year ended
2003 and 2002, respectively.

5. ALLOWANCE FOR LOSSES

The  allowance  for losses is  summarized as follows for the fiscal year ended
October 31:

                                                    2003      2002       2001
Allowance for losses, beginning of period         $ 16.0    $ 13.3    $  12.9
Provision for credit losses                         15.8      20.5       27.8
Net losses charged to allowance                     (4.2)     (5.3)     (11.7)
Transfers to finance receivables sold              (14.7)    (12.5)     (15.7)

    Allowance for losses, end of period           $ 12.9    $ 16.0      $13.3

The  average  outstanding  balance of  impaired  finance  receivables  was not material  for the fiscal year ended  October 31,  2003.  Interest  income that would have been recognized on impaired finance  receivables  during the fiscal years 2003, 2002, and 2001 were not material.

Balances with  payments  past due over 90 days on owned  finance  receivables, including held for sale, totaled $5.8 as of October 31, 2003.

6. REPOSSESSIONS

The  Corporation,  as  servicer,  liquidates  repossessions  related  to  sold receivables  on behalf of the  owner  trusts.  The  Corporation  advances  the
value  of  these   repossessions   and  reports  them  on  its  Statements  of
Consolidated  Financial  Condition  as part  of  Amounts  Due  from  Sales  of
Receivables.  In  addition,  the  company has  repossessions  related to notes not sold to the owner trusts.

The  Corporation's  repossessions  are  summarized  as follows  for the fiscal year ended October 31:

                                        2003        2002
                Acquisitions
                    Owned             $ 43.0       $35.5
                    Sold                39.4        52.8
                Total                 $ 82.4       $88.3

                Repossessions, end of period
                    Owned             $  9.8       $ 7.9
                    Sold                11.3        18.1
                Total                 $ 21.1       $26.0

7. INVESTMENT IN OPERATING LEASES

Investments in operating leases at year-end were as follows:

                                              2003     2002
Vehicles and other equipment, at cost        $311.8    $373.9
Less: Accumulated depreciation               (120.7)   (125.7)
         Net investment in operating leases  $191.1    $248.2

Future  minimum  rentals on  operating  leases are as  follows:  2004,  $62.5;
2005, $38.1; 2006, $24.1; 2007, $12.3; 2008, $7.6 and $3.6 thereafter.

8. TAXES ON INCOME

Taxes on income from  continuing  operations  for the years  ended  October 31 are summarized as follows:

                                          2003        2002        2001
Current:
      Federal                          $  20.8     $  11.6      $ 14.5
      State and Local                      3.7         3.9         5.6
          Total Current                   24.5        15.5        20.1

Deferred (primarily Federal)              15.6         9.7        11.1
Less: Amount from Discontinued Operations (1.5)       (0.7)        5.1
          Total income tax expense
            from continuing operations $  41.6     $  25.9      $ 26.1

A  reconciliation  of the statutory  federal  income tax rate from  continuing operations is as follows:

                                                  2003      2002      2001
Statutory federal income tax rate                 35.0%     35.0%    35.0%
State income taxes net of federal income taxes     2.5       4.2      3.6
Original issue discount                            2.0       5.3       -
Other                                              1.6      (1.9)    (2.5)
      Effective income tax rate                   41.1%     42.6%    36.1%

NFC and its  domestic  subsidiaries  are included in  Navistar's  consolidated federal  income tax returns.  State income tax returns are generally  filed on a separate basis. In accordance with its  intercompany  tax sharing  agreement with  Navistar,  all federal  income tax  liabilities or credits are allocated to NFC  and its  domestic  subsidiaries  as if it  filed  a  separate  return.
Total tax payments  made during  2003,  2002 and 2001 were $20.4,  $22.0,  and
$16.0, respectively.

The net deferred  tax  liability  from  continuing  operations  is included in
Other  Liabilities  on the Statements of Financial  Condition.  The components of  deferred  tax assets and  liabilities  from  continuing  operations  as of
October 31 are as follows:

                                                   2003       2002
Deferred tax assets:
Other postretirement benefit                     $  9.8      $  5.1
Allowance for bad debts                             8.8         9.8
Other                                               9.5         9.3
Total deferred tax assets                          28.1        24.2

Deferred tax liabilities:
Pension expense                                    (2.1)       (2.4)
Lease transactions                                (47.9)      (40.1)
Sale of receivables                               (15.6)       (7.1)
Total deferred tax liabilities                    (65.6)      (49.6)

Net deferred tax liabilities                     $(37.5)     $(25.4)

9. SENIOR AND SUBORDINATED DEBT

Senior and  subordinated  debt  outstanding  as of October 31 is summarized as follows:

                                                  2003       2002
   Bank revolving credit facility, at
   variable rates, due December 2005            $571.0      $582.0

   Revolving retail warehouse facility, at
   variable rates, due October 2005              500.0       500.0

   Borrowings secured by operating leases,
   3.71% to 6.65%, due serially through
   December 2010                                 212.5       307.8

   Convertible debt, 4.75%, due April 2009       178.4       172.7

   Total senior and subordinated debt         $1,461.9    $1,562.5

The Corporation had an $820.0  contractually  committed bank revolving  credit facility  that will  mature in  December  2005.  Under  the  revolving  credit agreement,  Navistar's  three Mexican finance  subsidiaries,  which are wholly owned  subsidiaries  of Navistar,  are permitted to borrow up to $100.0 in the aggregate.  Under  the  terms  of the  bank  revolving  credit  facility,  the
Corporation  is required to maintain a debt to tangible  net worth ratio of no greater than 7.0 to 1.0, an income  before  income  taxes to interest  expense and  dividend  on  Redeemable  Preferred  Stock ratio of not less than 1.25 to
1.0, and a twelve month  rolling  combined  retail/lease  loss to  liquidation ratio of no greater  than .045 to 1.0.  The bank  revolving  credit  agreement permits security  interests in substantially all of the  Corporation's  assets to the participants in the credit  agreement.  Compensating  cash balances are not required  under the bank  revolving  credit  facility.  Facility  fees are paid quarterly regardless of usage.

Truck Retail Instalment Paper Corp.  ("TRIP"),  a special purpose wholly-owned subsidiary  of the  Corporation,  issued  $500.0  of senior  and  subordinated floating  rate  asset-backed  notes on October 16,  2000.  The  proceeds  were
used  to  establish  a  revolving  retail  warehouse   facility  to  fund  the
Corporation's  retail  notes and retail  leases,  other than fair market value leases.

The Corporation  enters into secured borrowing  agreements  involving vehicles subject to finance and operating  leases with retail  customers.  The balances are classified  under senior and  subordinated  debt as borrowings  secured by
leases.  In  connection  with  the   securitizations   and  secured  borrowing
agreements of certain of its leasing  portfolio  assets,  the  Corporation and
its  subsidiary,   Harco  Leasing  Company,  Inc.  ("HLC"),  have  established
Navistar  Leasing  Company  ("NLC"),  a  Delaware  business  trust.  NLC holds legal title to leased vehicles and is the lessor on  substantially  all leases originated by the  Corporation.  The assets of NLC have been and will continue to be allocated  into  various  beneficial  interests  issued by NLC. HLC owns one such beneficial  interest in NLC and HLC has transferred  other beneficial interests issued by NLC to purchasers under secured  borrowing  agreements and securitizations.  Neither the beneficial  interests  held by purchasers  under secured  borrowing  agreements or the assets  represented  thereby,  nor legal interest in any assets of NLC, are  available to HLC, the  Corporation  or its creditors.

On March  25,  2002,  the  Corporation  issued  $220.0  of 4.75%  subordinated exchangeable  notes.  The Corporation  received $169.5,  before expenses,  and
Navistar  received  $50.5,  which  was equal to the fair  market  value of the conversion  option at issuance.  The Corporation used the proceeds for general business  purposes,  including  working  capital.  As of October  31, 2003 and
2002,  the   Corporation   had   unaccreted   discount  of  $41.6  and  $47.3,
respectively, related to the exchangeable notes.

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

The weighted  average interest rate on total debt,  including  short-term debt and the effect of discounts and related  amortization,  was 4.9% in 2003, 5.4%
in 2002 and 5.7% in 2001.

The aggregate annual  contractual  maturities and required  payments of senior and subordinated debt are as follows:

             Fiscal year ended October 31
             2004                     $ 88.5
             2005                      564.3
             2006                      611.2
             2007                       15.8
             2008                        3.6
             Thereafter                220.1
                  Total            $ 1,503.5

10. POSTRETIREMENT BENEFITS

The  Corporation  provides  postretirement  benefits to its  employees.  Costs associated with  postretirement  benefits  include pension and  postretirement health  care  expenses  for  employees,  retirees  and  surviving  spouses and dependents.

Generally,  the pension plans are  non-contributory.  The Corporation's policy is to fund its pension  plans in  accordance  with  applicable  United  States
government   regulations.   As  of  October  31,  2003,   all  legal   funding
requirements had been met.

Postretirement Expense

Net periodic  benefit cost included in the Statements of  Consolidated  Income is composed of the following:

                                 Pension Benefits          Other Benefits
                                2003    2002    2001      2003    2002    2001
Service costs for benefits
   earned during the period   $ 0.5   $0.7   $ 0.7      $ 0.3   $ 0.5  $  0.5
Interest cost on obligation     3.9    3.8     3.9        1.6     1.5     1.6
Net amortization costs
  and other                     0.7    0.3     0.2        0.5     0.3     0.4
Less expected return on assets (4.4)  (5.2)   (5.4)      (0.5)   (0.7)   (0.9)
Net postretirement
      (income) expense        $ 0.7  $(0.4)  $(0.6)      $1.9   $ 1.6   $ 1.6

"Amortization  costs"  include  amortization  of  cumulative  gains and losses over the expected  remaining  service life of employees,  amortization  of the
initial  transition   liability  over  15  years,  and  amortization  of  plan
amendments.  Plan  amendments  are  recognized  over  the  expected  remaining service life of employees.

The funded status of the  Corporation's  plans as of October 31, 2003 and 2002
and  a   reconciliation   with  amounts   recognized  in  the   Statements  of
Consolidated Financial Condition are as follows:

                                      Pension Benefits         Other Benefits
                                      2003         2002       2003         2002
Change in benefit obligation
Benefit obligation at beginning
 of year                           $  56.3      $  53.6    $  24.0      $  20.5
Service Cost                           0.5          0.7        0.3          0.5
Interest on obligation                 3.9          3.8        1.6          1.5
Actuarial net loss (gain)             10.5          1.8        0.3          2.2

Benefits paid                         (3.7)        (3.6)      (1.5)        (0.7)

Benefit obligation at end of year   $ 67.5       $ 56.3     $ 24.7      $  24.0

Change in plan assets
Fair value of plan assets at
     beginning of year             $  49.9       $ 54.1     $  6.1      $   6.6
Actual return on plan assets           7.9        (1.0)        0.7         (0.6)
Employer contribution                   -           -          0.1          0.4

Benefits paid                         (3.3)      (3.2)        (0.5)        (0.3)
Fair value of plan assets at
     end of year                   $  54.5    $  49.9       $  6.4      $   6.1

Funded status                      $ (13.0)   $  (6.4)      $(18.3)     $ (17.9)
Unrecognized actuarial net
       (gain) loss                    15.9       10.5          9.2          9.8
Unrecognized prior service cost        0.2        0.3           -            -
Net amount recognized              $   3.1    $   4.4       $ (9.1)     $  (8.1)

                               Pension Benefits                Other Benefits
                               2003         2002              2003       2002
Amounts recognized in the
    Statements of Consolidated
    Financial Condition
    consists of:

Prepaid benefit cost        $   -         $  6.4            $  -        $  -
Accrued benefit liability    (11.5)         (5.2)            (9.1)       (8.1)
Accumulated reduction in
   shareowner's equity        14.6           3.2                -          -
      Net amount recognized $  3.1        $  4.4            $(9.1)      $(8.1)

The  accumulated   reduction  in  shareowner's   equity  is  recorded  in  the
Statements of Consolidated Financial Condition.

The projected  benefit  obligation,  accumulated  benefit  obligation and fair
value  of  plan  assets  for  the  pension  plan  with   accumulated   benefit
obligations  in  excess  of  plan  assets  were  $67.5,   $64.9,   and  $54.5,
respectively,   as  of  October  31,   2003,   and  $5.2,   $5.2,   and  $0.0,
respectively, as of October 31, 2002.

The  weighted  average  rate  assumptions  used in  determining  expenses  and benefit obligations were:

                                  Pension Benefits           Other Benefits

                                 2003    2002    2001      2003    2002    2001
Discount rate used to determine
   present value of benefit
     obligation at year-end      5.8%    7.2%    7.4%       6.6%   7.1%    7.4%
Expected long-term rate of
   return on plan assets at
   beginning of year             9.0%    9.8%    9.8%       9.0%  11.0%   10.8%
Expected rate of increase in
   future compensation levels    3.5%    3.5%    3.5%       N/A    N/A     N/A

In 2003,  the  Corporation  reduced  the  expected  long-term  rate of  return assumption  on plan assets for the pension and  postretirement  benefit  plans to 9.0%.  For 2004,  the  weighted  average rate of increase in the per capita cost of covered  health care  benefits is projected  to be 11.0%.  The rate is projected  to  decrease to 5.0% by the year 2009 and remain at that level each year  thereafter.  The effect of  changing  the health care cost trend rate is as follows:

                                           1-Percentage-       1-Percentage-
                                           Point Increase     Point Decrease

Effect on total of service and interest cost
   Components                                  $   0.3        $   (0.3)
Effect on postretirement benefit obligation        2.9            (2.5)

11. COMMITMENTS AND CONTINGENCIES

Leases

The Corporation is obligated  under  non-cancelable  operating  leases for the majority of its office  facilities.  These leases are generally  renewable and provide  that  property  taxes  and  maintenance  costs  are to be paid by the lessee.  As of October  31,  2003,  future  minimum  lease  commitments  under non-cancelable  operating  leases with  remaining  terms in excess of one year are as follows:

           Year Ended October 31,
           2004                                      $1.9
           2005                                       1.5
           2006                                       1.1
               Total                                 $4.5

The total  operating  lease  expense for the fiscal year ended  October 31 was
$2.3 in 2003, $2.2 in 2002 and $2.0 in 2001.

Guarantees of Debt

The Corporation  periodically  guarantees the outstanding  debt of affiliates.
The  guarantees  allow  for   diversification   of  funding  sources  for  the
affiliates.  As of October  31,  2003,  the  Corporation  has four  guarantees
related  to  Navistar's   three  Mexican   finance   subsidiaries,   Servicios
Financieros  Navistar,   S.A.  de  C.V.  ("SOFOL"),   Arrendadora   Financiera
Navistar,  S.A. de C.V.  ("Arrendadora")  and Navistar  Comercial  S.A. de C.V
("Commercial").  The  Corporation  has no  recourse  as  guarantor  in case of default.

The following table summarizes the borrowings as of October 31, 2003:

Type of Funding               Maturity      Amt of Guaranty  Outstanding Bal
Medium term note*            November 2004     $  45.2          $  45.2
Revolving credit facility    December 2005       100.0             37.0
Revolving credit facility*   March 2006            6.5              6.5
Revolving credit facility*   October 2006         18.1             18.1

* Peso-denominated

Guarantees of Derivatives

As of October 31, 2003, the  Corporation had guaranteed  derivative  contracts for foreign  currency  forwards,  interest rate swaps and cross currency swaps related to SOFOL and  Arrendadora.  The  Corporation  is liable up to the fair market value of these  derivative  contracts only in cases of default by SOFOL and Arrendadora.

The following  table  summarizes  the  guaranteed  derivative  contracts as of
October 31, 2003:

                                           Guaranteed  Outstanding  Fair
Instrument                   Maturity      Notional    Balance      Value
Foreign currency forwards    October 2004  $  25.0     $   -       $    -
Interest rate swaps and
  cross currency swaps       April 2004    $  48.0     $  48.0     $  (5.9)

Other

The   Corporation  has  entered  into  an  agreement  for  the  repurchase  of
equipment.   Under  this   agreement,   which  matures  in  August  2004,  the
Corporation  would be required to make a maximum  potential  future payment of
$11.9.  Under the provisions of this agreement,  the Corporation can liquidate the  repurchased  assets to  recover  all or a  portion  of the  payment.  The
Corporation  has  potential  exposure to the extent that there is a difference
between  the  fair  value  of  the   repurchased   asset  and  the  guaranteed
repurchase  amount.  The  Corporation's  current exposure under this agreement is estimated to be immaterial.

As part of its  sales  agreement  with  IAT,  the  Corporation  has  agreed to guarantee the adequacy of Harco's loss  reserves as of November 30, 2001,  the close date of the sale.  There is no limit to the  potential  amount of future
payments  required  under  this  agreement,   which  is  scheduled  to  expire
November  2008.  As security  for its  obligation  under this  agreement,  the
Corporation  has  escrowed  $5.0,  which is  included  in Other  Assets in the
Consolidated  Statements  of  Financial  Condition.  The  escrowed  funds will become  available  for  use in  February  2004.  The  carrying  amount  of the
Corporation's  liability  under  this  guarantee  is  estimated  at $4.5 as of
October  31, 2003 and is included  in Other  Liabilities  in the  Consolidated
Statements  of  Financial  Condition.  Management  believes  this  reserve  is adequate to cover any future potential payments to IAT.

12. SHAREOWNER'S EQUITY

The number of  authorized  shares of capital  stock as of October 31, 2003 and
2002 was 2,000,000,  of which  1,600,000  shares were issued and  outstanding.
International  owns all issued and  outstanding  capital stock.  No shares are reserved for officers and  employees,  or for options,  warrants,  conversions and other rights.

The  components of  accumulated  other  comprehensive  income  (loss),  net of taxes, are as follows:

                               Net Unrealized    Minimum      Accumulated Other
                               Losses on         Pension      Comprehensive
                               Investments       Liability    Loss
Balance as of October 31, 2000   $  -             $(1.5)       $ (1.5)
  Change in 2001                 (1.6)               -           (1.6)
Balance as of October 31, 2001   (1.6)             (1.5)         (3.1)
  Change in 2002                  0.3              (0.5)         (0.2)
Balance as of October 31, 2002   (1.3)             (2.0)         (3.3)
  Change in 2003                 (1.2)             (6.9)         (8.1)
Balance as of October 31, 2003  $(2.5)            $(8.9)       $(11.4)

13. DERIVATIVE FINANCIAL INSTRUMENTS

The  Corporation  manages its exposure to  fluctuations  in interest  rates by limiting  the amount of fixed rate  assets  funded  with  variable  rate debt.
This is accomplished  by selling fixed rate  receivables on a fixed rate basis
and  by  utilizing   derivative   financial   instruments.   These  derivative
financial  instruments  may include  forward  contracts,  interest rate swaps, and  interest  rate caps.  The fair value of these  instruments  is  estimated based  on  quoted  market  prices  and  is  subject  to  market  risk  as  the instruments  may become less  valuable due to changes in market  conditions or interest  rates.  The  Corporation  manages  exposure to  counterparty  credit risk by entering into derivative  financial  instruments  with major financial institutions  that can be  expected to fully  perform  under the terms of such agreements.  The  Corporation  does not require  collateral or other  security
to  support   derivative   financial   instruments   with  credit  risk.   The
Corporation's  counterparty  credit  exposure is limited to the positive  fair value of  contracts  at the  reporting  date.  As of  October  31,  2003,  the
Corporation's  derivative  financial  instruments  had  a  negative  net  fair value.  Notional amounts of derivative financial  instruments do not represent exposure to credit loss.

As of  October  31,  2003,  the  notional  amounts  and  fair  values  of  the
Corporation's derivative financial instruments are summarized as follows:

 Inception       Maturity        Instrument           Notional   Fair Value
October 2000    November 2012   Interest rate cap      $500.0      $(3.7)
                November 2012   Interest rate cap       500.0        3.7
December 2000   January 2004    Interest rate swap*       3.1       (0.1)
July 2001       April 2006      Interest rate swap       28.7       (1.4)
November 2001   June 2004       Interest rate swap*      67.0       (0.4)
                July 2006       Interest rate swap*      94.0        0.8
November 2002   March 2007      Interest rate swap*        -        (0.3)
September 2003  December 2005   Forward starting swap*   50.0        0.1
October 2003    April 2008      Interest rate swap*        -          -

* Accounted for as non-hedging instruments.

The fair values of all  derivatives  are recorded in Other  Liabilities on the
Statements of Consolidated Financial Condition.

In October  2000,  the  Corporation  entered  into a $500.0  retail  revolving facility as a method to fund  retail  notes and  finance  leases  prior to the sale of  receivables.  Under the agreements of this facility,  the Corporation sells  fixed rate  retail  notes or  finance  leases to the  conduit  and pays investors a floating  rate of  interest.  As required by the rating  agencies, the Corporation  purchased an interest rate cap to protect  investors  against rising  interest  rates.  To  offset  the  economic  cost  of  this  cap,  the
Corporation  sold an  identical  interest  rate cap.  These  transactions  are accounted for as hedging derivative instruments.

In December  2000,  the  Corporation  entered into an  agreement  for the fast pay/slow pay  differential  with respect to an interest  rate swap  agreement.
Under  the  terms of the  agreement,  the  Corporation  will  make or  receive payments  based on the variance  between the actual net principal  balance and the  amortizing  notional  schedule  and on changes  in  interest  rates.  The purpose of the fast  pay/slow pay  agreement is to ensure  adequate cash flows
to  the  conduit.   This   transaction  is  accounted  for  as  a  non-hedging
derivative instrument.

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

In  November  2001,  the  Corporation  entered  into two  interest  rate  swap agreements  in  connection  with  a  sale  of  retail  note  receivables.  The purpose  of  the  swaps  was to  convert  the  floating  rate  portion  of the
asset-backed   securities  issued  into  fixed  rate  interest  to  match  the interest  basis  of the  receivables  pool  sold to the  owner  trust,  and to protect the  Corporation  from  interest  rate  volatility.  The net  outcome, after applying the effect of these swaps,  results in the  Corporation  paying a fixed rate of interest on the  projected  balance of the pool. To the extent
that  actual  pool   balances   differ  from  the  projected   balances,   the
Corporation  has retained  interest  rate exposure on this  difference.  These transactions are accounted for as non-hedging derivative instruments.

In  November  2002,  the  Corporation  entered  into  an  interest  rate  swap agreement  in  connection  with a sale of  retail  notes  and  finance  leases receivables.  The  purpose  of the  swap  was to  convert  the  floating  rate portion of the  asset-backed  securities  issued  into fixed rate  interest to match the  interest  basis of the  receivables  pool sold to the owner  trust, and to protect the  Corporation  from interest rate  volatility.  The notional amount of this swap is  calculated as the  difference  between the actual pool balances  and the  projected  pool  balances.  The outcome of the swap results in the  Corporation  paying a fixed rate of interest on the projected  balance of the  pool.  To the  extent  that  actual  pool  balances  differ  from  the projected  balances,  the Corporation  has retained  interest rate exposure on
this   difference.   This   transaction   is  accounted  for  as   non-hedging
derivative instrument.

In  September  2003,  the  Corporation  entered into a forward  starting  swap contract,  with a notional  amount of $50.0,  in connection  with  anticipated sales of  retail  notes and  finance  leases.  The  Corporation  recognized  a pre-tax  gain of $0.1  during the fourth  quarter  of fiscal  2003  related to this  contract.  The  purpose  of this  swap  is to  limit  the  Corporation's interest rate risk exposure during the period it is  accumulating  receivables for an anticipated sale.

In  October  2003,  the  Corporation   entered  into  an  interest  rate  swap
agreement  in  connection  with a sale of  retail  notes  and  finance  leases receivables.  The purpose and  structure of this swap  agreement is similar to the  swap  agreement  entered  into in  November  2002.  This  transaction  is accounted for as non-hedging derivative instrument.

14. SALES OF RECEIVABLES

The Corporation  securitizes and sells receivables  through Navistar Financial
Retail  Receivables  Corporation  ("NFRRC"),   Navistar  Financial  Securities
Corporation  ("NFSC"),  Truck Retail Accounts  Corporation  ("TRAC") and Truck
Engine   Receivables   Financing   Co.   ("TERFCO"),   all  special   purpose,
wholly-owned   subsidiaries  ("SPC's")  of  the  Corporation.   The  sales  of
receivables  in  each   securitization   constitute   sales  under  accounting
principles  generally  accepted  in the  United  States of  America,  with the result that the sold  receivables are removed from the  Corporation's  balance sheet and the  investor's  interests  in the related  trust or conduit are not reflected as liabilities.

In fiscal  2003,  the  Corporation  sold  $1,705.0 of retail notes and finance leases  receivables,  net of unearned  finance income,  through NFRRC in three separate sales.  The  Corporation  sold $850.0 of finance  receivables  during the  six-month  period  ended  April  2003 and $500.0  during the  three-month period ended July 2003 to owner trusts  which,  in turn,  issued  asset-backed securities  that were sold to  investors.  In October  2003,  the  Corporation sold $355.0 of finance  receivables  to owner trusts  which,  in turn,  issued
$550.0 of  asset-backed  securities.  Aggregate gains of $77.3 were recognized on the sales.  The remaining  $195.0 was funded with  receivables in the first quarter of fiscal 2004, with gains of $7.0 recognized on the sale.

As of October 31,  2003,  NFSC has in place a revolving  wholesale  note trust that provides for the funding of up to $1,024.0 of eligible  wholesale  notes.
The  trust is  comprised  of two  $200.0  tranches  of  investor  certificates maturing  in 2004 and 2008,  two  $212.0  tranches  of  investor  certificates maturing in 2005 and 2006, and variable  funding  certificates  with a maximum capacity  of $200.0  maturing in January  2004.  During the third  quarter,  a
$212.0  tranche  was issued in  anticipation  of the  maturity,  on August 25,
2003, of a $200.0  tranche of investor  certificates.  As of October 31, 2003, the Corporation had utilized $814.7 of the revolving wholesale note trust.

TRAC had in place a revolving  retail  account  conduit that  provided for the funding  of  retail  accounts.  The  facility  expired  in  August  2003.  The
Corporation  is in  the  process  of  obtaining  a  new  facility  for  retail accounts.

As of October 31, 2003,  TERFCO has in place a revolving  trust that  provides for the  funding  of up to $100.0 of  eligible  Ford  Motor  Company  accounts receivables.  This facility,  which will expire in 2005, was fully utilized as of October 31, 2003.

The SPC's have  limited  recourse on the sold  receivables.  The SPC's  assets are available to satisfy the creditors'  claims prior to such assets  becoming available  for  the  SPC's  own  uses  or to  the  Corporation  or  affiliated companies.  The terms of receivable  sales  generally  require the Corporation to provide credit  enhancements in the form of  overcollateralizations  and/or cash  reserves  with the trusts and  conduits.  The use of such cash  reserves by the  Corporation  is restricted  under the terms of the  securitized  sales
agreements.   The  maximum   exposure  under  all  receivable   sale  recourse
provisions  as of  October  31,  2003 was  $368.9.  The  allowance  for losses allocated  to sold  receivables  totaled  $17.1 and $14.0 at October  31, 2003
and  October   31,   2002.   These   amounts   are   implicitly   included  in
interest-only receivables.

The SPC's  retained  interests  in the  related  trusts or assets  held by the
trusts  are  reflected  on  the   Corporation's   Statement  of   Consolidated
Financial  Condition in Amounts Due From Sales of  Receivables.  The following is a summary of Amounts Due from Sales of Receivables:

                                                       2003        2002
   Cash held and invested by trusts                 $ 124.6    $  105.7
   Subordinated retained interests in
     wholesale notes                                  145.8       137.2
   Subordinated retained interests in
     retail notes and finance leases                   34.8        84.1
   Interest-only receivables                           52.4        18.7
   Other amounts due related to repossessions          11.3        18.1

       Total amounts due from sales of receivables  $ 368.9     $ 363.8

Subordinated  retained  interests in wholesale  notes consist  principally  of wholesale  notes or marketable  securities.  Subordinated  retained  interests in retail notes and finance  leases consist  principally  of collections  held as cash and  marketable  securities.  Due to the  short-term  nature  of these assets, their fair value approximates carrying value.

Management  estimates the prepayment  speed for the  receivables  sold and the discount  rate  used to  determine  the  present  value  of the  interest-only receivables  in order to calculate  the gain or loss.  Estimates of prepayment speeds,  expected  credit  losses,  and discount rates are based on historical experience and other factors and are made  separately for each  securitization transaction.  In addition,  the  Corporation  estimates  the fair value of the retained interests on a quarterly basis.

Key economic  assumptions used in measuring the  interest-only  receivables at the date of the sale for sales of retail  notes and finance  leases  completed during the fiscal year ended October 31 were:

                                       2003            2002            2001
   Prepayment speed (annual rate)    1.2 - 1.4       1.4 - 1.6       1.4 - 1.6
   Weighted average life             41 months       41 months       41 months
   Expected credit losses              0.93%           0.75%           1.30%
   Interest-only receivable
     discount rate                 4.93% - 5.72%   6.41% - 6.93%   7.85% - 8.35%

The  impact  of  a  hypothetical   10%  and  20%  adverse   changes  in  these
assumptions   would  have  no  material  effect  on  the  fair  value  of  the interest-only  receivables  as of October 31, 2003.  These  sensitivities  are hypothetical  and should be used with  caution.  The effect of a variation  of a particular  assumption  on the fair value of the  interest-only  receivables is calculated  without changing any other assumption;  in reality,  changes in one factor may result in changes in another.

Sold receivables balances are summarized below.

                                                      2003           2002
   Retail notes, net of unearned income         $   1,947.4     $   1,521.8
   Finance leases, net of unearned income              39.2            -
   Wholesale notes                                    814.7           801.4
   Retail accounts                                    100.0           126.9
         Total sold finance receivables, net      $ 2,901.3     $   2,450.1

Serviced portfolio balances are summarized below.

                                                       2003           2002
   Net serviced receivables
       Retail notes                             $    2,351.9    $   2,348.9
       Finance leases                                  154.6          179.6
       Wholesale notes                                 860.7          839.2
       Accounts                                        401.3          383.4
         Total net serviced receivables              3,768.5        3,751.1
   Net investment in operating leases                  191.1          248.2

         Total serviced portfolio               $    3,959.6    $   3,999.3

Static pool losses are  calculated by summing the actual and projected  future credit  losses  and  dividing  them by the  original  balance  of each pool of assets.  The  amount  shown  below  for each year is  calculated  based on all securitizations occurring in that year.

                                                       2003   2002    2001
      Actual and Projected Credit Losses (%) as of:
      October 31, 2003                                 0.93%  0.83%   0.74%
      October 31, 2002                                        0.75    1.30
      October 31, 2001                                                1.30

Additional  financial  data for gross  serviced  portfolio  as of October  31,
2003 is summarized below.

                              Retail      Finance and       Wholesale
                              Notes       Operating Leases  Notes      Accounts
Gross serviced receivables    $ 2,588.8   $  365.8          $  860.7   $  401.3
Balances with payments
    past due over 60 days (1)      10.1        1.2               2.0        5.2
Credit losses (net of recoveries)  12.6        1.6               1.6         -

   (1) Includes rent past due over 60 days for Operating Leases

Certain  cash flows  received  from (paid to)  securitization  trusts/conduits were as follows for fiscal years:

                                                   2003         2002        2001
Proceeds from sales of finance receivables
       held for sale                          $ 1,701.1     $ 999.00   $ 1,362.3
Proceeds from sales of finance receivables
       into revolving facilities                4,938.1     4,883.0      5,063.8
Servicing fees received                            26.5        27.2         32.1
Repurchase of receivables in breach of terms (1)  (69.0)    (128.9)           -
Cash used in exercise of purchase option         (139.5)     (85.4)       (97.9)
Servicing advances, net of reimbursements,
related to repossessions                            6.8       27.7         16.7
Cash received upon release from reserve accounts   83.4      125.1        117.4
All other cash received from trusts               103.9       94.1         63.0

(1) The Corporation,  as servicer,  covenants that it will not amend the terms of the  receivables.  Refinances  and  extensions,  which  change the  finance yield,  require  the  Corporation  to  repurchase  the  receivables  from  the trust/conduit.

The  following   table   summarizes   income   related  to  sales  of  finance
receivables:

                                                 2003   2002    2001
Gains on sales of receivables                   $77.3   $28.8  $25.4
Excess spread                                     6.0    15.9   12.3
Derivative gains (losses)                        (8.7)   (9.1)  (3.9)
Interest income from retained securities
       and other                                 1.8      1.7    9.1
Total income related to
       sales of finance receivables            $76.4    $37.3 $ 42.9

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying   amounts  and  estimated  fair  values  of  the   Corporation's
financial instruments as of October 31 were as follows:

                                             2003                   2002
                                     Carrying   Fair         Carrying    Fair
                                     Value      Value        Value       Value

  Financial assets:
    Finance receivables
       Retail notes                  $404.5     $404.7       $ 827.1    $ 844.8
       Wholesale notes and accounts   347.3      347.3         294.3      294.3
    Amounts due from sales of
       receivables                    368.9      368.9         363.8      363.8
    Marketable securities             505.6      505.6         104.6      104.6

  Financial liabilities
    Senior and subordinated debt    1,461.9    1,462.9       1,562.5    1,524.2
    Derivative financial instruments   (1.3)      (1.3)          7.2        7.2

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

The fair  values  of cash  deposits  included  in  amounts  due from  sales of receivables  approximate  their carrying values due to their short-term nature and variable  interest  rate terms.  The  subordinated  retained  interests in wholesale and retail  receivables  principally  consist of wholesale  notes or marketable  securities,  retail  accounts  and  certain  cash  collections  on finance  receivables.  Due to the  short-term  nature of these assets the fair value  approximates  carrying  value.  The  fair  value of the  interest  only receivables  is  derived  using  updated  assumptions  for  prepayment  speed, expected credit losses and market rates.

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

17. ADDITIONAL INFORMATION

Navistar       maintains       a      website       with      the      address
www.internationaldelivers.com.   The   Corporation   is  not   including   the
information  contained on  Navistar's  website as a part of, or  incorporating it by  reference  into,  this  Annual  Report on Form  10-K.  The  Corporation makes  available,  free of  charge,  through  Navistar's  website  its  Annual
Report on Form 10-K,  quarterly  reports on Form 10-Q and  current  reports on
Form 8-K, and amendments to these reports,  as soon as reasonably  practicable after the  Corporation  electronically  files such material with, or furnishes such material to, the Securities and Exchange Commission.

The  Corporation  complies  with  the  Code of  Ethics  posted  on  Navistar's website.  This  Code  of  Ethics  applies  to  all  employees,  directors  and
officers,   including  the  chief   executive   officer  and  chief  financial
officer.  The  Corporation  intends to disclose any  amendments to, or waivers from, its Code of Ethics that are required to be publicly  disclosed  pursuant to the rules of the Securities and Exchange Commission.

The Board of  Directors of Navistar  documented  its  governance  practices in
adopting  the  Board   Corporate   Governance   Guidelines.   The   governance
guidelines,  as well as the  charters  for the  key  committees  of the  board
(Finance  Committee,  Audit  Committee,  and the  Compensation  and Governance
Committee)  may  also  be  viewed  on  Navistar's  website.   Copies  of  such
documents  will be sent to  shareholders  free of charge upon written  request of the  corporate  secretary  at the  address  shown on the cover page of this
Form 10-K.

18. SUBSEQUENT EVENTS

In November 2003,  the  Corporation  sold $195.0 of receivables  with gains of
$7.0 recognized on the sale.

--------------------------------------------------------------------------------

               Navistar Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
               Statement of Financial Reporting Responsibility
--------------------------------------------------------------------------------

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
The system of internal  controls,  which provides for appropriate  division of responsibility,  is supported  by written  policies  and  procedures  that are updated  by  management  as  necessary.  The  system is tested  and  evaluated regularly  by  the  parent  company's  internal  auditors  as  well  as by the independent  auditors in  connection  with their annual audit of the financial statements.  The independent  auditors  conduct their audit in accordance with auditing  standards  generally  accepted  in the United  States of America and perform  such  tests of  transactions  and  balances  as they deem  necessary.
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

December 18, 2003                       /s/Phyllis E. Cochran
                                           Phyllis E. Cochran
                                           President and Chief Executive Officer

December 18, 2003                       /s/Paul Martin
                                           Paul Martin
                                           Vice President and Controller
--------------------------------------------------------------------------------

------------------------------------------------------------------------------
               Navistar Financial Corporation and Subsidiaries
------------------------------------------------------------------------------
                         Independent Auditors' Report
------------------------------------------------------------------------------

Navistar Financial Corporation:

We  have  audited  the  accompanying   consolidated  financial  statements  of
Navistar  Financial  Corporation (the  "Corporation")  and its subsidiaries as of  October  31,  2003 and 2002 and for each of the three  years in the period ended  October 31,  2003,  listed in Item 8. These  financial  statements  are the  responsibility of the  Corporation's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  such  consolidated  financial  statements  present fairly, in
all  material   respects,   the  financial   position  of  Navistar  Financial
Corporation  and its  subsidiaries  as of  October  31,  2003 and 2002 and the results of their  operations  and their cash flow for each of the three  years
in  the  period  ended  October  31,  2003  in  conformity   with   accounting
principles generally accepted in the United States of America.

/s/   DELOITTE & TOUCHE LLP
      Deloitte & Touche LLP
      December 18, 2003
      Chicago, Illinois

--------------------------------------------------------------------------------
                         SUPPLEMENTARY FINANCIAL DATA

                             MILLIONS OF DOLLARS

QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                 2003
                                  1ST       2ND       3RD       4TH     Fiscal
                                Quarter   Quarter   Quarter   Quarter   Year

Results of Continuing Operations
   Revenues                      $86.3     $47.8    $75.7    $56.9     $266.7
   Interest expense               13.5      12.6     12.0     11.7       49.8
   Provision for credit losses     4.2       3.7      4.0      3.9       15.8
Income from Continuing
   Operations                     26.9       2.1     22.3      8.6       59.9
Gain (Loss) on Disposal of
   Discontinued Operations         -        -        -        (2.4)      (2.4)
Net Income                        26.9       2.1     22.3      6.2       57.5

                                                 2002
                                     1ST      2ND      3RD      4TH    Fiscal
                                   Quarter  Quarter  Quarter  Quarter  Year

Results of Continuing Operations
   Revenues                         $72.0    $65.7    $54.8    $54.2   $246.7
   Interest expense                  14.5     15.0     14.0     14.5     58.0
   Provision for credit losses        4.3      6.2      5.1      4.9     20.5
Income from Continuing
   Operations                        16.7     10.5      5.7      2.0     34.9
Gain (Loss) on Disposal of
   Discontinued Operations            0.7       -        -      (1.9)    (1.2)
Net Income                           17.4     10.5      5.7      0.1     33.7

                                                 2001
                                    1ST      2ND      3RD     4TH      Fiscal
                                  Quarter  Quarter  Quarter  Quarter   Year

Results of Continuing Operations
   Revenues                       $84.3    $82.3    $69.6    $68.2    $304.4
   Interest expense                30.0     24.8     20.8     17.3     92.9
   Provision for credit losses      6.5      7.6      6.1      7.6     27.8
Income from Continuing
   Operations                      12.8     12.8      9.3     11.3     46.2
Gain (Loss) on Disposal of
   Discontinued Operations           -        -        -       8.3      8.3
Net Income                         12.8     12.8      9.3     19.6     54.5

--------------------------------------------------------------------------------

Item 9.  Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The  Corporation's   principal   executive  officer  and  principal  financial
officer,  along  with  other  management  of the  Corporation,  evaluated  the effectiveness  of the  Corporation's  disclosure  controls and  procedures (as defined in rule 13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of
1934,  as amended  ("the  Exchange  Act")) as of October  31,  2003.  Based on
that  evaluation,  the principal  executive  officer and  principal  financial officer of the  Corporation  concluded  that,  as of  October  31,  2003,  the disclosure  controls  and  procedures  in  place at the  Corporation  were (1)
designed to ensure that material  information  relating to the  Corporation is made known to them to allow timely  decisions  regarding  required  disclosure and (2) effective,  in that such  disclosure  controls and procedures  provide reasonable  assurance  that  information  required  to  be  disclosed  by  the
Corporation  in  reports  that the  Corporation  files or  submits  under  the
Exchange  Act, is  recorded,  processed,  summarized  and reported on a timely basis in  accordance  with  applicable  rules and  regulations.  Although  the
Corporation's  principal  executive  officer and principal  financial  officer believe the  Corporation's  existing  disclosure  controls and  procedures are
adequate   to  enable  the   Corporation   to  comply   with  its   disclosure
obligations,   the   Corporation  is  in  the  process  of   formalizing   and
documenting the procedures already in place.

Changes in Internal Controls

In  connection  with  the   ongoing   review  of  the   Corporation's internal
controls over financial reporting (as defined in rule 13a-15(f) and  15d-15(f)
under the Exchange Act) during the fiscal year  ended  October  31,  2003, the
Corporation  identified  and implemented   an   improvement  to  its  internal
controls over financial reporting  in  the  area of  certain  account  balance
reconciliation   processes  in  response  to  changes in the  business and the environment.

                               PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

Amounts in thousands                    2003       2002
Audit Fees
    Basic Audit Fees                  $ 158.6       $133.4
    Audit Related Fees                  179.0        251.9
Total Audit Fees                      $ 337.6       $385.3

Tax Fees                              $   -         $   -

All Other Fees                        $   -         $   -

Audit Committee pre-approval policy

Information  required  by Item  14 of this  Form  and  the  audit  committee's
pre-approval   policies  and  procedures   regarding  the  engagement  of  the
principle  accountant are  incorporated  herein by reference  from  Navistar's definitive  Proxy  Statement  for the  February 17,  2004,  Annual  Meeting of
Shareowners  under the caption "Audit Committee  Report - Independent  Auditor
Fees".

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits, Including Those Incorporated By Reference,
and Financial Statement Schedules

Exhibits Index:

         3   Articles of Incorporation and By-Laws.......E-1

         4   Instruments Defining Rights of Security Holders,

         31.1CEO Certification Pursuant to
             Rule 13a-14(a) and 15d-14(a)................E-14

         31.2CFO Certification Pursuant to
             Rule 13a-14(a) and 15d-14(a)................E-16

         32  CEO and CFO Certifications Pursuant to
             Section 1350 of Chapter 63 of Title 18 of
             the Unites States Code......................E-18

Financial Statements

See Index to Financial Statements in Item 8.

Reports on Form 8-K

No reports  on Form 8-K were  filed for the three  months  ended  October  31,
2003.

--------------------------------------------------------------------------------

                               SIGNATURE

Pursuant  to the  requirements  of  Section  13 or  15(d)  of  the  Securities
Exchange  Act of 1934,  the  registrant  has duly  caused  this  report  to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NAVISTAR FINANCIAL CORPORATION
                                        (Registrant)

By:   /s/PAUL MARTIN                              December 18, 2003
         Paul Martin
         Vice President and Controller
         (Principal Accounting Officer)