Form 10-Q
period 2004-01-31
NAVISTAR FINANCIAL CORP
filed 2004-03-08
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number 1-4146-1

NAVISTAR FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-2472404

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 West Golf Road Rolling Meadows, Illinois	60008

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code 847-734-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 2004, the number of shares outstanding of the registrant’s common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Statements of Consolidated Income and Retained Earnings — Quarter Ended January 31, 2004 and 2003	2
	Statements of Consolidated Financial Condition — January 31, 2004; October 31, 2003; and January 31, 2003	3
	Statements of Consolidated Cash Flow — Quarter Ended January 31, 2004 and 2003	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signature		20
Articles
Amendment
Amendment
Instruments
Material Contracts
CEO Certification
CFO Certification
Certifications

Part I — Financial Information

Item 1. Financial Statements

Navistar Financial Corporation and Subsidiaries

Statements of Consolidated Income and Retained Earnings (Unaudited)

	Quarter Ended
	January	January
Millions of Dollars	2004	2003
Revenues
Retail Notes and Finance Leases	$10.8	$9.8
Income Related to Sales of Finance Receivables	3.3	38.8
Operating Leases	13.6	17.9
Wholesale Notes	7.4	7.5
Accounts	4.8	4.3
Servicing Fees	6.4	6.2
Other Revenue	1.2	1.8

Total	47.5	86.3
Expenses
Cost of Borrowing
Interest Expense	11.7	13.5
Other	2.0	1.8
Credit, Collection and Administrative	9.1	10.1
Provision for Credit Losses	1.1	4.2
Depreciation on Operating Leases	10.4	12.7
Other Expense	0.5	2.0

Total	34.8	44.3
Income Before Taxes	12.7	42.0
Income Tax Expense	4.8	15.1

Net Income	7.9	26.9
Retained Earnings
Beginning of Period	204.6	197.1
Dividends Paid	—	(5.0)

End of Period	$212.5	$219.0

See Notes to Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries

Statements of Consolidated Financial Condition

	(Unaudited)		(Unaudited)
	January 31,	October 31,	January 31,
Millions of Dollars	2004	2003	2003
ASSETS
Cash and Cash Equivalents	$0.7	$—	$22.9
Finance Receivables Finance Receivables Held for Sale	623.7	519.9	444.9
Other Finance Receivables	462.0	347.3	288.6
Allowance for Losses	(12.2)	(12.9)	(13.4)

Finance Receivables, net	1,073.5	854.3	720.1
Net Accounts Receivable from Affiliates	—	—	3.8
Amounts Due from Sales of Receivables	351.9	368.9	383.8
Net Investment in Operating Leases	182.0	191.1	226.2
Restricted Marketable Securities	252.3	505.6	504.8
Other Assets	37.7	39.9	39.6

Total Assets	$1,898.1	$1,959.8	$1,901.3

LIABILITIES AND SHAREOWNER’S EQUITY
Net Accounts Payable to Affiliates	$6.9	$4.2	$—
Senior and Subordinated Debt	1,387.8	1,461.9	1,400.9
Other Liabilities	128.8	129.5	113.6

Total Liabilities	$1,523.5	1,595.6	1,514.5
Shareowner’s Equity Capital Stock (par value $1.00, 1,600,000 shares issued and outstanding) and Paid-In Capital	171.0	171.0	171.0
Retained Earnings	212.5	204.6	219.0
Accumulated Other Comprehensive Loss	(8.9)	(11.4)	(3.2)

Total Shareowner’s Equity	374.6	364.2	386.8
Total Liabilities and Shareowner’s Equity	$1,898.1	$1,959.8	$1,901.3

See Notes to Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries

Statements of Consolidated Cash Flow (Unaudited)

	Quarter Ended
	January	January
Millions of Dollars	2004	2003
Cash Flow From Operations
Net Income	$7.9	$26.9
Adjustments to reconcile net income to cash provided from operations:
Gains on sales of receivables	(6.1)	(32.5)
Depreciation, amortization and accretion	13.3	16.4
Provision for credit losses	1.1	4.2
Net change in accounts payable (receivables) to (from) affiliates	2.7	(56.0)
Net change in accrued income taxes	6.2	19.1
Other	(3.6)	11.9

Total	21.5	(10.0)

Cash Flow From Investing Activities
Originations of finance receivables held for sale	(259.5)	(229.8)
Proceeds from sales of finance receivables held for sale	195.0	824.3
Net change in restricted marketable securities	253.2	(400.2)
Collections of retail notes and finance lease receivables, net of change in unearned finance income	25.3	(23.3)
Repurchase of sold retail receivables	(64.6)	(17.5)
Net change in wholesale notes and accounts receivables	(114.6)	5.8
Net change in amounts due from sales of receivables	21.3	5.6
Purchase of equipment leased to others	(5.3)	(6.9)
Sale of equipment leased to others	4.0	16.2
Receipts from derivative contracts	0.4	1.3
Payments on derivative contracts	(0.3)	(6.8)

Total	54.9	168.7

Cash Flow From Financing Activities
Net change in bank revolving credit facility usage	(72.0)	(156.0)
Proceeds from long-term debt	22.5	27.9
Principal payments on long-term debt	(26.2)	(34.7)
Dividends paid to International	—	(5.0)

Total	(75.7)	(167.8)

Change in Cash and Cash Equivalents	0.7	(9.1)
Cash and Cash Equivalents, Beginning of Period	—	32.0

Cash and Cash Equivalents, End of Period	$0.7	$22.9

Supplementary disclosure of cash flow information:
Interest paid	$9.8	$12.2
Income taxes paid, net of refunds	$0.3	$(4.0)

See Notes to Consolidated Financial Statements.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries (“Corporation”). International Truck and Engine Corporation (“International”), which is wholly owned by Navistar International Corporation (“Navistar”), is the parent company of the Corporation.

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation’s 2003 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statements of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation will provide the required disclosures beginning in the quarter ended April 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation requirements of variable interest entities (“VIEs”). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The Corporation determined that it does not have an interest in a VIE, as defined within this Interpretation. Transferors to qualifying special purpose entities (“QSPE’s”) subject to the reporting requirements of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are excluded from the scope of this interpretation. The Corporation currently sells receivables to entities meeting the requirements of QSPE’s. Therefore, this Interpretation has no impact on the Corporation’s results of operations, financial condition, and cash flows.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP 106-1 permits companies to defer the application of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to the Medicare Prescription Drug Bill. As permitted by FSP 106-1, the Corporation has chosen to defer recognizing the effects of the Act on its postretirement health care insurance plans until authoritative guidance is issued by the FASB. Accordingly, the Corporation’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. Authoritative guidance on the timing and method of accounting for the federal subsidy is pending. When issued, that guidance could require the Corporation to change previously reported information. The Corporation anticipates the Act will result in a reduction of its future net health care expenses and liabilities.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION (continued)

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

2.	COMPREHENSIVE INCOME

The Corporation’s total comprehensive income for the quarter ended was:

Millions of Dollars	2004	2003
Net income	$7.9	$26.9
Change in net unrealized losses on investments (net of tax of ($1.7) and ($0.0))	2.5	0.1

Total comprehensive income	$10.4	$27.0

3.	FINANCE RECEIVABLES

Finance receivables are summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2004	2003	2003
Retail notes, net of unearned income	$511.1	$404.5	$294.4
Finance leases, net of unearned income	112.6	115.4	150.5
Wholesale notes	90.8	46.0	54.5
Accounts:
Retail	286.9	217.9	158.4
Wholesale	84.3	83.4	75.7

Total accounts	371.2	301.3	234.1

Total finance receivables	1,085.7	867.2	733.5
Less: Allowance for losses	12.2	12.9	13.4

Total finance receivables, net	$1,073.5	$854.3	$720.1

Finance receivables held for sale consisted of $623.7 million, $519.9 million, and $444.9 million in retail notes and finance leases, net of unearned income, as of January 31, 2004, October 31, 2003, and January 31, 2003, respectively.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	ALLOWANCE FOR LOSSES

The allowance for losses is summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2004	2003	2003
Allowance for losses, beginning of period	$12.9	$16.0	$16.0
Provision for credit losses	1.1	15.8	4.2
Net losses charged to allowance	(0.4)	(4.2)	(1.9)
Allocated to finance receivables sold	(1.4)	(14.7)	(4.9)

Allowance for losses, end of period	$12.2	$12.9	$13.4

The average outstanding balance of impaired finance receivables was not material for the quarters ended January 31, 2004 and 2003 or for the year ended October 31, 2003. Interest income that would have been recognized on impaired finance receivables during the quarters ended January 31, 2004 and 2003 or for the year ended October 31, 2003 was not material.

Balances with payments past due over 90 days on owned finance receivables, including held for sale, totaled $5.5 million as of January 31, 2004.

5.	SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding is summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2004	2003	2003
Bank revolving credit facility, at variable rates, due December 2005	$499.0	$571.0	$426.0
Revolving retail warehouse facility, at variable rates, due October 2005	500.0	500.0	500.0
Borrowings secured by operating leases, 3.45% to 6.65%, due serially through December 2010	208.9	212.5	300.8
Convertible debt, 4.75%, due April 2009	179.9	178.4	174.1

Total senior and subordinated debt	$1,387.8	$1,461.9	$1,400.9

As of January 31, 2004, October 31, 2003, and January 31, 2003 the Corporation had unaccreted discount of $40.1 million, $41.6 million, and $45.9 million respectively, related to the convertible debt.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described under Footnote 13 of the 2003 Annual Report on Form 10-K.

The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. As of January 31, 2004, the Corporation’s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

As of January 31, 2004, the notional amounts and fair values of the Corporation’s derivative financial instruments are summarized as follows:

Inception	Maturity	Instrument	Notional	Fair Value
			(Millions of Dollars)
October 2000	November 2012	Interest rate cap	$500.0	$(3.7)
	November 2012	Interest rate cap	500.0	3.7
July 2001	April 2006	Interest rate swap	28.0	(1.3)
November 2001	June 2004	Interest rate swap*	36.6	(0.2)
	July 2006	Interest rate swap*	52.8	0.3
November 2002	March 2007	Interest rate swap*	-	(0.4)
September 2003	June 2005	Forward starting swap*	50.0	(0.2)
October 2003	April 2008	Interest rate swap*	-	—
January 2004	December 2005	Forward starting swap*	50.0	0.1
	December 2005	Forward starting swap*	50.0	—

* Accounted for as non-hedging instruments.

The fair values of all derivatives are recorded in Other Liabilities on the Statements of Consolidated Financial Condition.

In September 2003 and January 2004, the Corporation entered into several forward starting swap agreements, with an aggregate notional amount of $150.0 million, in connection with an anticipated sale of retail notes and finance leases. The Corporation recognized an aggregate pre-tax loss of $0.1 million during the first quarter of fiscal 2004 related to these agreements. The purpose of these swaps is to limit the Corporation’s interest rate risk exposure during the period it is accumulating receivables for an anticipated sale.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	SALES OF RECEIVABLES

During the first quarter of fiscal 2004, the Corporation sold $195.0 million of retail notes and leases for a pre-tax gain of $6.1 million compared to the first quarter of fiscal 2003, when the Corporation sold $824.3 million of retail receivables for a pre-tax gain of $32.5 million.

The Corporation’s retained interests, which include interest-only receivables, cash reserve accounts, and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The fair value of the interest-only receivable is based on updated estimates of prepayment speeds and discount rates. The Corporation reassesses the fair value of the retained interests on a quarterly basis.

The following table summarizes, for the quarter ended January 31, income related to sales of finance receivables:

Millions of Dollars	2004	2003
Gains on sales of receivables	$6.1	$32.5
Excess (negative) spread	(0.5)	5.1
Fair value adjustment	(2.4)	—
Derivative gains (losses)	(0.3)	0.8
Interest income from retained securities and other	0.4	0.4

Total income related to sales of finance receivables	$3.3	$38.8

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. As of January 31, 2004, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Twelve month period ended January 31,	(Millions of Dollars)
2005	$1.8
2006	1.5
2007	0.8

Total	$4.1

     The Corporation does not have any future lease commitments under non-cancelable operating leases for periods after January 31, 2007. The total operating lease expense for the quarter ended January 31, 2004 and 2003 was $0.2 million and $0.6 million, respectively.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Guarantees of Debt

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of January 31, 2004, the Corporation has multiple guarantees related to Navistar’s three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. The Corporation has no recourse as guarantor in case of default.

The following table summarizes the borrowings as of January 31, 2004:

Type of Funding	Maturity	Amount of Guaranty	Outstanding Balance
		(Millions of Dollars)
Revolving credit facility	December 2005	$100.0	$36.0
Medium term note*	November 2004	45.4	45.4
Revolving credit facility*	March 2006	3.5	3.5
Revolving credit facility*	January 2007	18.1	18.1
Revolving credit facility*	Indefinite**	18.1	—
	Total		$103.0

* Peso-denominated

** The bank reviews the terms of this facility monthly. This facility may be used for as long as all the conditions and terms are met.

Guarantees of Derivatives

As of January 31, 2004, the Corporation had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to SOFOL and Arrendadora. The Corporation is liable up to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of January 31, 2004:

		Outstanding	Fair
Instrument	Maturity	Notional	Value
		(Millions of Dollars)
Interest rate swaps and cross currency swaps*	April 2004	$73.1	$(0.9)

* Peso-denominated

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Other

The Corporation has entered into an agreement for the repurchase of equipment. Under this agreement, which matures in August 2004, the Corporation would be required to make a maximum potential future payment of $11.9 million. Under the provisions of this agreement, the Corporation can liquidate the repurchased assets to recover all or a portion of the payment. The Corporation has potential exposure to the extent that there is a difference between the fair value of the repurchased asset and the guaranteed repurchase amount. The Corporation’s current exposure under this agreement is estimated to be immaterial.

On November 30, 2001, the Corporation completed the sale of all of the stock of Harco National Insurance Company (“Harco”), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate Ltd. (“IAT”), a Bermuda reinsurance company. As part of its sales agreement with IAT, the Corporation has agreed to guarantee the adequacy of Harco’s loss reserves. There is no limit to the potential amount of future payments required by the Corporation related to this reserve. The sales agreement is scheduled to expire November 2008. As security for its obligation under this agreement, the Corporation has escrowed $5.0 million, which is included in Other Assets in the Consolidated Statements of Financial Condition. The escrowed funds will become available for use in February 2004. The carrying amount of the Corporation’s liability under this guarantee is estimated at $4.5 million as of January 31, 2004 and is included in Other Liabilities in the Consolidated Statements of Financial Condition. Management believes this reserve is adequate to cover any future potential payments to IAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements under this caption purely constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Navistar Financial Corporation’s (“Corporation”) actual results may differ significantly from the results discussed in such forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date of this Form 10-Q. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Business Outlook.”

Overview

The Corporation was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation (“International”), which is a wholly-owned subsidiary of Navistar International Corporation (“Navistar”). As used herein, the “Corporation” refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

The Corporation is a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by International and International’s dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of International. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International’s truck products.

The Corporation also services finance receivables it originates and purchases. The Corporation’s source of revenues are primarily from sales of its receivables, servicing of its sold receivables, earnings from investments, interest earned from its financing programs and payments made under wholesale and other dealer loan financing programs.

The Corporation is exposed to market risk primarily due to fluctuations in interest rates during the accumulation period prior to a securitization sale. Interest rate risk arises from the funding of a portion of the Corporation’s fixed rate receivables with floating rate debt. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. Management has reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments when appropriate.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Outlook

Navistar currently projects 2004 U.S. and Canadian Class 8 heavy truck demand to be 208,000 units, up 30.6% from 2003. Class 6 and 7 medium truck demand, excluding school buses, is forecast at 93,000 units, up 24.3% from 2003. Demand for school buses is expected to be 27,500 units, down 5.8% from 2003. Mid-range diesel engine shipments by Navistar to OEMs in 2004 are expected to be 349,200 units, 5.1% higher than 2003.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The significant accounting principles which management believes are the most important to aid in fully understanding the Corporation’s financial results are:

•	Sales of Receivables

•	Allowance for Losses

Details regarding the Corporation’s use of these policies and the related estimates are described in the Corporation’s 2003 Annual Report on Form 10-K.

Results of Continuing Operations

First Quarter 2004 Compared with First Quarter 2003

Net income was $7.9 million for the first quarter of 2004, compared with $26.9 million for the first quarter of 2003. During the first quarter of fiscal 2004, the Corporation sold $195.0 million of retail notes and leases for a pre-tax gain of $6.1 million, compared with the first quarter of fiscal 2003 when the Corporation sold $824.3 million of retail receivables for a pre-tax gain of $32.5 million. The net income decrease of $19.0 million is mainly due to lower sales of receivables at slightly lower margins. Lower receivables sales volume reflects a timing difference while lower margins primarily indicate an increased level of competition.

The total income related to sales of finance receivables declined from $38.8 million in the first quarter of 2003 to $3.3 million in the first quarter of 2004. In addition to the difference attributable to the receivables sales volume and margin, the Corporation was negatively impacted by lower excess spread and an adjustment to fair value of its retained interests. The Corporation evaluates the fair value of its retained interests quarterly and makes adjustments to these values when it deems permanent changes in its assumptions have changed.

Allowance for losses, including the portion allocated to sold notes, as a percentage of net serviced finance receivables and investments in operating leases, was 0.67% as of January 31, 2004, compared with 0.77% as of January 31, 2003. The Corporation has been experiencing lower past due finance receivables balances and fewer losses during the first quarter of fiscal 2004, compared with the same

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Continuing Operations (continued)

period of fiscal 2003. This is directly related to the Corporation’s improved portfolio performance and improved recoveries in the used truck market. The allowance is maintained at an amount management considers appropriate in relation to the outstanding portfolio based on factors such as overall portfolio credit risk quality, historical loss experience, and current economic conditions.

Financial Condition

Finance Volume and Finance Market Share

During the first quarter of fiscal 2004, the Corporation’s net retail notes and finance leases originations were $259.5 million, compared with $229.8 million during the same period of fiscal 2003. Net serviced retail notes and finance leases balances were $2,500.5 million and $2,712.6 million as of January 31, 2004 and 2003, respectively. The Corporation’s finance market share of new International trucks sold in the U.S. was approximately the same at 14.9% at January 31, 2004, compared to 14.8% at January 31, 2003.

Wholesale note originations were $821.1 million for the first quarter of fiscal 2004, compared with $719.5 million for the same period of fiscal 2003. Serviced wholesale note balances were $889.0 million and $831.5 million as of January 31, 2004 and 2003, respectively. The increase in wholesale note balances and originations reflects an increase in International orders and retail deliveries.

The Corporation has seen an improvement in its truck repossession activities. The serviced repossession balance decreased significantly from $33.7 million, as of January 31, 2003, to $19.0 million, as of January 31, 2004, as a result of lower acquisition of repossessed vehicles.

Funds Management

The Corporation has traditionally obtained the funds to provide financing to International’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, and medium and long-term debt. The Corporation’s current debt ratings have made sales of finance receivables the most economical source of funding.

Credit Ratings

The Corporation’s debt ratings as of January 31, 2004 are as follows:

Standard
	Fitch	Moody's	and Poor's
Senior unsecured debt	BB	Ba3	BB-
Subordinated debt	B+	B2	B
Outlook	Negative	Stable	Stable

In February 2004, Fitch upgraded the Corporation’s outlook to Stable.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Funds Management (continued)

Funding Facilities

Receivable sales are a significant source of funding. Through the asset-backed public market and private placement sales, the Corporation has been able to fund fixed rate retail notes and finance leases at rates, which are more economical than those available to the Corporation in the public unsecured bond market. The Corporation sells retail notes and finance leases through Navistar Financial Retail Receivables Corporation (“NFRRC”), a special purpose, wholly-owned subsidiary of the Corporation.

During the first quarters of 2004 and 2003, the Corporation sold $195.0 million and $824.3 million, respectively, of retail notes and finance leases to an owner trust which, in turn, issued asset-backed securities that were sold to investors. As of January 31, 2004, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $600.0 million.

Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a trust that provides for the funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The facility matures in 2006. As of January 31, 2004, the Corporation had utilized $100.0 million of this facility.

Truck Retail Accounts Corporation, a special purpose, wholly-owned subsidiary of the Corporation, exists to provide funding of eligible retail accounts. The Corporation is in the process of obtaining refinancing for the retail accounts.

Navistar Financial Securities Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of up to $1,024.0 million of eligible wholesale notes. As of January 31, 2004, it comprised two $200.0 million tranches of investor certificates maturing in 2004 and 2008, two $212.0 million tranches of investor certificates maturing in 2005 and 2006, and variable funding certificates (“VFC”) with a maximum capacity of $200.0 million, which matured in January 2004. The VFC was renewed and has a maturity date of February 2005. As of January 31, 2004, the Corporation had utilized $798.2 million of the revolving wholesale note trust.

Truck Retail Installment Paper Corporation, a special purpose wholly-owned subsidiary of the Corporation, issued $500.0 million of senior and subordinated floating rate asset-backed notes on October 16, 2000. The proceeds were used to establish a revolving retail warehouse facility to fund the Corporation’s retail notes and retail leases, other than fair market value leases, during the accumulation period prior to a receivable sale. There were $316.1 million in retail notes and leases at the end of the first quarter 2004, compared with no retail notes and leases at the end of the first quarter 2003. This difference is a result of the large retail receivables sale, which occurred in the first quarter of 2003.

The Corporation also has $820.0 million contractually committed to bank revolving credit facility that will mature in December 2005. As of January 31, 2004, $535.0 million of this facility was utilized.

As of January 31, 2004, the aggregate available to fund finance receivables under all the various facilities was $821.6 million.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Funds Management (continued)

Funding Facilities

The weighted average borrowing rate on all debt outstanding for the first quarter of fiscal 2004 decreased to 4.65% from 5.31% for the same period in 2003. The decrease in the Corporation’s weighted average borrowing rate is primarily a result of lower LIBOR rates.

Management believes that collections on the outstanding finance receivables portfolio plus cash available from the Corporation’s various funding sources will permit the Corporation to meet the financing requirements of International’s dealers and retail customers through 2004 and beyond.

New Accounting Pronouncements

The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries (“Corporation”). International Truck and Engine Corporation (“International”), which is wholly owned by Navistar International Corporation (“Navistar”), is the parent company of the Corporation.

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation’s 2003 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statements of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation will provide the required disclosures beginning in the quarter ended April 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation requirements of variable interest entities (“VIEs”). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The Corporation determined that it does not have an interest in a VIE, as defined within this Interpretation. Transferors to qualifying special purpose entities (“QSPE’s”) subject to the reporting requirements of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are excluded from the scope of this interpretation. The Corporation currently sells receivables to entities meeting the requirements of QSPE’s. Therefore, this Interpretation has no impact on the Corporation’s results of operations, financial condition, and cash flows.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Pronouncements (continued)

benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP 106-1 permits companies to defer the application of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to the Medicare Prescription Drug Bill. As permitted by FSP 106-1, the Corporation has chosen to defer recognizing the effects of the Act on its postretirement health care insurance plans until authoritative guidance is issued by the FASB. Accordingly, the Corporation’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. Authoritative guidance on the timing and method of accounting for the federal subsidy is pending. When issued, that guidance could require the Corporation to change previously reported information. The Corporation anticipates the Act will result in a reduction of its future net health care expenses and liabilities.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation’s principal executive officer and principal financial officer, along with other management of the Corporation, evaluated the Corporation’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the Corporation concluded that, as of January 31, 2004, the disclosure controls and procedures in place at the Corporation were (1) designed to ensure that material information relating to the Corporation is made known to them to allow timely decisions regarding required disclosure and (2) effective, in that such disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the Corporation’s principal executive officer and principal financial officer believe the Corporation’s existing disclosure controls and procedures are adequate to enable the Corporation to comply with its disclosure obligations, the Corporation is in the process of formalizing and documenting the procedures already in place.

Changes in Internal Controls

The Corporation has not made any change to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

PART II — OTHER INFORMATION (continued)

ITEM 1.	LEGAL PROCEEDINGS

There were no material pending legal proceedings other than ordinary, routine litigation incidental to the business of the Corporation.

ITEM 5.	OTHER INFORMATION

Effective February 11, 2004, Pam Turbeville became Chief Executive Officer of the Corporation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3	Articles of Incorporation and By-Laws	E-1

3.1	Amendment to the Mater Intercompany Agreement	E-2

3.2	Amendment to the Credit Agreement	E-4

4	Instruments Defining Rights of Security Holders, including Indentures	E-10

10	Material Contracts	E-11

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-17

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-19

32	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-21

32	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-21

(b) No reports on Form 8-K were filed during the quarter ended January 31, 2004.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navistar Financial Corporation (Registrant)

Date March 8, 2004	/s/ Paul Martin
Paul Martin
Vice President and Controller (Principal Accounting Officer)