Form 10-Q
period 2004-04-30
NAVISTAR FINANCIAL CORP
filed 2004-06-09
CIK 51303

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2004

                                   OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             or the transition period from_____ to______
                  Commission File Number 001-04146

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

--------------------------------------------------------------------------------

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  As  of  May  31,  2004,   the  number  of  shares   outstanding  of  the
  registrant's common stock was 1,600,000.

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
INTERNATIONAL  CORPORATION,  AND MEETS THE  CONDITIONS SET FORTH IN GENERAL
INSTRUCTION  H (1) (a) AND (b) OF FORM 10-Q AND IS  THEREFORE  FILING  THIS
FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                        NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES

                                   INDEX

                                                                      Page

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Statements of Consolidated Income and Retained Earnings --
         Three Months and Six Months Ended April 30, 2004 and 2003.......2

         Statements of Consolidated Financial Condition --
         April 30, 2004; October 31, 2003; and April 30, 2003............3

         Statements of Consolidated Cash Flow --
         Six Months Ended April 30, 2004 and 2003........................4

         Notes to Consolidated Financial Statements......................5

 Item 2. Management's Discussion and Analysis of Results
         of Operations and Financial Condition..........................14

 Item 4. Controls and Procedures........................................21

PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

                       Part I - Financial Information

  Item 1. Financial Statements

              Navistar Financial Corporation and Subsidiaries
     Statements of Consolidated Income and Retained Earnings (Unaudited)

                                   Three Months Ended     Six Months Ended
                                      April    April       April   April
  Millions of Dollars                 2004     2003        2004    2003
  Revenues
   Retail Notes and Finance Leases..$  6.6  $  12.6      $  17.4 $  22.4
   Income Related to Sales of
    Finance Receivables.............  27.6     (3.4)        30.9    35.4
   Operating Leases.................  13.9     18.6         27.5    36.5
   Wholesale Notes..................   7.7      7.4         15.1    14.9
   Accounts.........................   6.4      4.8         11.2     9.1
   Servicing Fees...................   6.4      6.4         12.8    12.6
   Other Revenue....................   0.9      1.4          2.1     3.2
                                    ------   ------       ------  ------
    Total...........................  69.5     47.8        117.0   134.1

  Expenses
   Cost of Borrowing
    Interest Expense................  11.4     12.6         23.1    26.1
    Other...........................   2.6      2.1          4.6     3.9
   Credit, Collection and
   Administrative...................   9.0     11.1         18.1    21.2
   Provision for Credit Losses......   3.3      3.7          4.4     7.9
   Depreciation on Operating Leases.   9.7     11.9         20.1    24.6
   Other Expense....................   0.5      0.1          1.0     2.1
                                    ------   ------       ------  ------
    Total...........................  36.5     41.5         71.3    85.8

  Income Before Taxes...............  33.0      6.3         45.7    48.3
  Income Tax Expense................  12.9      4.2         17.7    19.3
                                    ------   ------       ------  ------
    Net Income......................$ 20.1   $  2.1       $ 28.0  $ 29.0
                                    ======   ======       ======  ======
  Retained Earnings
   Beginning of Period..............$212.5   $219.0       $204.6  $197.1
   Dividends Paid...................     -     (5.0)           -   (10.0)
                                    ------   ------       ------  ------
   End of Period....................$232.6   $216.1        232.6  $216.1
                                    ======   ======       ======  ======

               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries
           Statements of Consolidated Financial Condition

                                        (Unaudited)               (Unaudited)
                                         April 30,    October 31,   April 30,
Millions of Dollars                        2004         2003         2003

ASSETS

Cash and Cash Equivalents...............   $  24.1    $   -       $  53.7
Finance Receivables
   Finance Receivables Held for Sale....     375.4      519.9       745.9
   Other Finance Receivables............     413.1      347.3       269.6
   Allowance for Losses.................      (8.8)     (12.9)      (17.1)
                                            ------      ------      ------
      Finance Receivables, net..........     779.7      854.3       998.4

Net Accounts Receivables from Affiliates       6.9          -           -
Amounts Due from Sales of Receivables...     388.3      368.9       335.8
Net Investment in Operating Leases......     160.5      191.1       203.7
Restricted Marketable Securities........     504.1      505.6       237.7
Other Assets............................      32.1       39.9        49.6
                                          --------   --------    --------
   Total Assets.........................  $1,895.7   $1,959.8    $1,878.9
                                          ========   ========    ========
LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payables to Affiliates.....     $   -   $    4.2    $   24.9
Senior and Subordinated Debt............   1,371.0    1,461.9     1,356.4
Other Liabilities.......................     128.6      129.5       113.7
                                           -------    -------     -------
   Total Liabilities....................   1,499.6    1,595.6     1,495.0

Shareowner's Equity
Capital Stock (par value $1.00,
1,600,000 shares issued and
outstanding) and Paid-In Capital........     171.0      171.0       171.0
Retained Earnings.......................     232.6      204.6       216.1
Accumulated Other Comprehensive Loss....      (7.5)     (11.4)       (3.2)
                                            ------     ------       -----
   Total Shareowner's Equity............     396.1      364.2       383.9
                                          --------   --------    --------
Total Liabilities and Shareowner's Equity $1,895.7   $1,959.8    $1,878.9
                                          ========   ========    ========

              See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

               Navistar Financial Corporation and Subsidiaries
               Statements of Consolidated Cash Flow (Unaudited)

                                                            Six Months Ended
                                                             April     April
Millions of Dollars                                          2004       2003

Cash Flow From Operations
   Net income...........................................   $ 28.0     $ 29.0
   Adjustments to reconcile net income to cash
        provided from operations:
      Gains on sales of receivables.....................    (32.0)     (33.2)
      Depreciation, amortization and accretion..........     25.9       30.0
      Provision for credit losses.......................      4.4        7.9
      Net change in accounts payable (receivable)
        to (from) affiliates............................    (11.1)     (27.3)
      Net change in accrued income taxes................      6.3       12.1
      Other.............................................      1.1       13.6
                                                            ------     -----
         Total..........................................     22.6       32.1
                                                            ------     -----

Cash Flow From Investing Activities
   Originations of finance receivables held for sale....   (577.6)    (473.7)
   Net proceeds from sales of finance receivables
     held for sale......................................    793.7      849.9
   Net proceeds from sales of retail accounts...........     94.0          -
   Net change in restricted marketable securities.......      1.5     (133.1)
   Collections of retail notes and finance lease receivables,
      net of change in unearned finance income..........     59.0       76.8
   Repurchase of sold retail receivables................   (130.6)    (159.2)
   Net change in wholesale notes and accts receivables..   (159.8)      24.8
   Net change in amts due from sales of receivables.....      4.2        8.3
   Purchase of equipment leased to others...............     (8.4)     (16.1)
   Sale of equipment leased to others...................     19.1       36.0
   Receipts from derivative contracts...................      0.7        2.3
   Payments on derivative contracts.....................     (0.4)      (7.6)
                                                            ------     -----
         Total..........................................     95.4      208.4
                                                            ------     -----

Cash Flow From Financing Activities
   Net change in bank revolving credit facility usage...    (55.0)    (171.0)
   Proceeds from long-term debt.........................     22.9       28.4
   Principal payments on long-term debt.................    (61.8)     (66.2)
   Dividends paid to International......................      -        (10.0)
                                                            ------     ------
         Total..........................................    (93.9)    (218.8)
                                                            ------     ------

Change in Cash and Cash Equivalents.....................     24.1       21.7
Cash and Cash Equivalents, Beginning of Period..........        -       32.0
                                                            ------     -----
Cash and Cash Equivalents, End of Period................   $ 24.1     $ 53.7
                                                            ======     =====
Supplementary disclosure of cash flow information:
   Interest paid........................................   $ 23.8     $ 27.6
   Income taxes paid, net of refunds....................   $ 12.7     $  7.0

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

    In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")
    issued  Interpretation  No. 46,  "Consolidation  of  Variable  Interest
    Entities".  This interpretation  addresses  consolidation  requirements of variable  interest  entities  ("VIE's").  In December 2003, the FASB revised this  Interpretation  to clarify the  application of Accounting
    Research  Bulletin  No. 51,  "Consolidated  Financial  Statements",  to
    certain   entities  in  which   equity   investors   do  not  have  the
    characteristics  of a controlling  financial interest for the entity to finance its  activities  without  additional  financial  support.  This
    Interpretation,  as revised,  is  effective  for periods  ending  after
    December 15, 2003.  The  Corporation  determined  that it does not have
    an  interest  in  a  VIE,  as  defined   within  this   Interpretation.
    Transferors to qualifying  special purpose entities  ("QSPE's") subject to the reporting  requirements  of  Statements of Financial  Accounting
    Standards  ("SFAS")  140,  "Accounting  for  Transfers and Servicing of
    Financial  Assets and  Extinguishments  of  Liabilities",  are excluded from  the  scope  of this  interpretation.  The  Corporation  currently sells  receivables  to  entities  meeting the  requirements  of QSPE's.
    Therefore,  this  Interpretation  has no  impact  on the  Corporation's results of operations, financial condition, and cash flows.

    In December 2003,  the FASB issued a revision to SFAS 132,  "Employers'
    Disclosure  about  Pensions and Other  Postretirement  Benefits".  This
    Statement retains the disclosures  previously  required by SFAS 132 but adds additional disclosure requirements about the assets,  obligations, cash flows,  and net periodic  benefit cost of defined  benefit pension plans and other defined  benefit  postretirement  plans.  It also calls for the  required  information  to be provided  separately  for pension plans and for other  postretirement  benefit plans. The  interim-period disclosures  required by this  Statement  are provided in Note 9 to the financial statements.

    On December 8, 2003,  the  President  signed the Medicare  Prescription
    Drug,  Improvement and  Modernization Act of 2003 ("the Act") into law.
    The  Act  introduces  a  voluntary   prescription  drug  benefit  under
    Medicare as well as a federal  subsidy to  sponsors  of retiree  health care plans that provide  prescription  drug  benefits that are at least actuarially  equivalent to Medicare Part D. The  Corporation has chosen to  defer  recognizing  the  effects  of the Act on its  postretirement health care  insurance  plans as permitted by FASB Staff Position (FSP)
    106-1,  "Accounting and Disclosure Requirements Related to the Medicare
    Prescription  Drug,  Improvement and  Modernization  Act of 2003" until
    authoritative  guidance  is  issued  by  the  FASB.  Accordingly,   the
    Corporation's  measures of the accumulated projected benefit obligation and net  periodic  postretirement  benefit  expense do not  reflect the effects of the Act.  In May 2004,  the FASB  issued  FSP  106-2,  which supercedes  FSP 106-1  and  requires  the  commencement  of  accounting recognition for the effects of the Act no later than the  Corporation's
    quarter   ending  October  31,  2004.   The   Corporation   anticipates
    implementing the accounting  guidance related to the effects of the Act during the quarter  ending July 31, 2004 and will be required to report the  cumulative  effect of accounting for the subsidy as of the date of
    the  Act  through   the  date  of   implementation.   The   Corporation
    anticipates  the Act will  result  in a  reduction  of its  future  net health care expenses and liabilities.

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

2.  COMPREHENSIVE INCOME

    The Corporation's total comprehensive income was:

                                           Three Months        Six Months
                                          Ended April 30     Ended April 30
    Millions of Dollars                    2004    2003      2004    2003

    Net income..........................  $20.1    $2.1     $28.0    $29.0
    Change in net unrealized gains on
      investments (net of tax of ($0.7),
      $0.0, ($2.4), and $0.0)...........    1.4       -       3.9      0.1
                                          -----   -----     -----    -----
       Total comprehensive income.......  $21.5    $2.1     $31.9    $29.1

3.  FINANCE RECEIVABLES

    Finance receivables are summarized as follows:

                                            April 30,   October 31,   April 30,
    Millions of Dollars                       2004         2003         2003

    Retail notes, net of unearned income.. $ 279.9       $ 404.5     $  599.8
    Finance leases, net of unearned income    95.5         115.4        146.1
    Wholesale notes.......................    97.8          46.0         41.6
    Accounts:
       Retail.............................   226.8         217.9        158.5
       Wholesale..........................    88.5          83.4         69.5
         Total accounts...................   315.3         301.3        228.0

           Total finance receivables......   788.5         867.2      1,015.5
           Less: Allowance for losses.....     8.8          12.9         17.1
                                           -------       -------      -------
           Total finance receivables, net. $ 779.7       $ 854.3     $  998.4

    Finance  receivables held for sale consisted of $375.4 million,  $519.9 million,  and $745.9 million in retail notes and finance leases, net of unearned income, as of April 30, 2004,  October 31, 2003, and April 30,
    2003, respectively.

4.  ALLOWANCE FOR LOSSES

    The allowance for losses is summarized as follows:

                                              April 30,  October 31,  April 30,
    Millions of Dollars                         2004        2003        2003

    Allowance for losses, beginning of period $ 12.9      $ 16.0      $ 16.0
    Provision for credit losses..............    4.4        15.8         7.9
    Net losses charged to allowance..........   (2.3)       (4.2)       (2.9)
    Allocated to finance receivables sold....   (6.2)      (14.7)       (3.9)
                                               -----      ------       -----
       Allowance for losses, end of period... $  8.8      $ 12.9      $ 17.1

    The average  outstanding  balance of impaired  finance  receivables was not material for the fiscal  periods ended April 30, 2004,  October 31,
    2003,  and  April  30,  2003.  Interest  income  that  would  have been recognized on impaired finance  receivables during the six months ended
    April 30, 2004 and 2003 or for the year ended  October 31, 2003 was not material.

    Balances  with  payments  past  due  over  90  days  on  owned  finance receivables,  including held for sale, totaled $8.9 million as of April
    30, 2004.

5.  SENIOR AND SUBORDINATED DEBT

    Senior and subordinated debt outstanding is summarized as follows:

                                              April 30,  October 31,  April 30,
    Millions of Dollars                         2004        2003        2003

    Bank revolving credit facility, at
      variable rates, due December 2005...... $ 516.0     $ 571.0     $ 411.0

    Revolving retail warehouse facility,
      at variable rates, due October 2005....   500.0       500.0       500.0

    Borrowings secured by operating leases,
      3.45% to 6.65%, due serially through
      November 2009..........................   173.6       212.5       270.0

    Convertible debt, 4.75%, due April 2009..   181.4       178.4       175.4

        Total senior and subordinated debt...$1,371.0    $1,461.9    $1,356.4

    As of April  30,  2004,  October  31,  2003,  and  April  30,  2003 the
    Corporation  had unaccreted  discount of $38.6 million,  $41.6 million, and $44.6 million respectively, related to the convertible debt.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Corporation  uses derivative  financial  instruments as part of its overall  interest rate risk  management  strategy as further  described under Note 13 of the 2003 Annual Report on Form 10-K.

    The Corporation  manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets  funded with  variable rate debt.  This is  accomplished  by selling  fixed rate  receivables  on a fixed rate basis and by  utilizing  derivative  financial  instruments.
    These derivative  financial  instruments may include forward contracts, interest rate swaps,  and interest  rate caps.  The fair value of these instruments  is estimated  based on quoted market prices and is subject to market  risk as the  instruments  may become  less  valuable  due to changes  in  market  conditions  or  interest  rates.  The  Corporation
    manages   exposure  to  counterparty   credit  risk  by  entering  into
    derivative  financial  instruments  with major  financial  institutions that  can be  expected  to  fully  perform  under  the  terms  of  such agreements.  The  Corporation  does  not  require  collateral  or other security  to  support  derivative  financial  instruments  with  credit risk.  The  Corporation's  counterparty  credit  exposure is limited to the  positive  fair value of  contracts at the  reporting  date.  As of
    April 30, 2004, the Corporation's  derivative financial instruments had a negative net fair value.  Notional  amounts of  derivative  financial instruments do not represent exposure to credit loss.

    As of April 30,  2004,  the  notional  amounts  and fair  values of the
    Corporation's   derivative  financial  instruments  are  summarized  as
    follows:

    Inception      Maturity      Instrument         Notional    Fair Value
                                                    (Millions of Dollars)

    October 2000  November 2012  Interest rate cap   $500.0      $  (2.5)
                  November 2012  Interest rate cap    500.0          2.5
    July 2001     April 2006     Interest rate swap    25.7         (1.0)
    November 2001 June 2004      Interest rate swap*    9.2            -
                  July 2006      Interest rate swap*   24.3          0.1
    November 2002 March 2007     Interest rate swap*   54.5         (0.4)
    October 2003  April 2008     Interest rate swap*      -            -

                  *Accounted for as non-hedging instruments.

    The fair values of all  derivatives  are recorded in Other  Liabilities on the Statements of Consolidated Financial Condition.

    In fiscal  2004,  forward  starting  swap  losses  were  $3.5  million, compared with $6.8 million in prior year.

7.  SALES OF RECEIVABLES

    During the first six months of fiscal 2004, the Corporation  sold $795.0 million of retail notes and leases for a pre-tax  gain of $32.0  million compared to the first six months of fiscal  2003,  when the  Corporation sold $850.0  million of retail  receivables  for a pre-tax gain of $33.2 million.

    The  Corporation's  retained  interests,   which  include  interest-only
    receivables,  cash reserve accounts, and subordinated certificates,  are recorded  at fair  value in the  periods in which the sales  occur.  The fair value of the  interest-only  receivable  is based on  estimates  of prepayment  speeds and discount  rates.  The  Corporation  evaluates the fair value of its retained interests  quarterly and makes adjustments to these values when it deems  permanent  changes in its  assumptions  have changed.

    The  following  table  summarizes  income  related  to sales of  finance receivables:

                                         Three Months        Six Months
                                        Ended April 30     Ended April 30
    Millions of Dollars                 2004     2003       2004     2003

    Gains on sales of receivables.... $ 25.9    $ 0.7      $32.0   $ 33.2
    Excess spread....................    4.5      3.1        4.0      8.2
    Fair value adjustment............      -        -       (2.4)       -
    Derivative losses................   (3.2)    (7.6)      (3.5)    (6.8)
    Interest income from retained
       securities and other..........    0.4      0.4        0.8      0.8
                                       -----    -----      -----    -----
    Total income related to
       sales of finance receivables.. $ 27.6   $ (3.4)    $ 30.9   $ 35.4

8.  COMMITMENTS AND CONTINGENCIES

    Leases

    The Corporation is obligated under  non-cancelable  operating leases for the  majority  of its office  facilities.  These  leases  are  generally renewable and provide that property taxes and  maintenance  costs are to be paid by the  lessee.  As of April  30,  2004,  future  minimum  lease commitments under  non-cancelable  operating leases with remaining terms in excess of one year are as follows:

           Twelve months period ended April 30,
           (Millions of Dollars)

           2005..................................$   1.8
           2006..................................    1.7
           2007..................................    0.6
           2008..................................    0.2
           2009..................................    0.2
           Thereafter............................    0.2
                                                     ---
                Total............................$   4.7

    The total  operating  lease  expense for the six months ended April 30,
    2004  and  2003  and for the  year  ended  October  31,  2003  was $0.7 million, $1.2 million and $2.3 million, respectively.

    Guarantees of Debt

    The  Corporation   periodically   guarantees  the  outstanding  debt  of
    affiliates.   The  guarantees  allow  for   diversification  of  funding
    sources for the  affiliates.  As of April 30, 2004, the  Corporation has
    multiple   guarantees   related  to  Navistar's  three  Mexican  finance
    subsidiaries,  Servicios Financieros  Navistar,  S.A. de C.V. ("SOFOL"),
    Arrendadora  Financiera  Navistar,  S.A.  de  C.V.  ("Arrendadora")  and
    Navistar  Comercial  S.A.  de C.V.  The  Corporation  has no recourse as guarantor in case of default.

    The following table summarizes the borrowings as of April 30, 2004:

    Type of Funding                   Maturity         Amount of     Outstanding
                                                       Guaranty        Balance
                                                         (Millions of Dollars)

    Revolving credit facility**        December 2005     $100.0          $32.0
    Medium term note*                  November 2004       43.8           43.8
    Revolving credit facility*         March 2006           0.5            0.5
    Revolving credit facility*         April 2007          17.5           17.5
    Revolving credit facility*, ***    Indefinite          21.0           21.0
    Revolving credit facility*, ***    Indefinite          17.5            1.4
                                                                         -----
                                                              Total     $116.2

    * Peso-denominated
    **Revolving credit facility guaranteed jointly with Navistar
    ***The bank reviews the terms of this  facility  monthly.  This facility may be used for as long as all the conditions and terms are met.

    Guarantees of Derivatives

    As  of  April  30,  2004,  the  Corporation  had  guaranteed  derivative contracts  for interest rate swaps and cross  currency  swaps related to
    SOFOL and  Arrendadora.  The Corporation is liable up to the fair market value of these  derivative  contracts  only in cases of default by SOFOL and Arrendadora.

    The following table  summarizes the guaranteed  derivative  contracts as of April 30, 2004:

                                                        Outstanding   Fair
    Instrument                       Maturity             Notional    Value
                                                        (Millions of Dollars)
    Interest rate swaps and
       cross currency swaps*         May 2007           $  68.6      $  0.6

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

    On November 30, 2001, the  Corporation  completed the sale of all of the stock of Harco  National  Insurance  Company  ("Harco"),  a wholly-owned insurance  subsidiary,  to IAT  Reinsurance  Syndicate Ltd.  ("IAT"),  a
    Bermuda  reinsurance  company.  As part of its sales agreement with IAT, the  Corporation  has agreed to  guarantee  the adequacy of Harco's loss reserves.  There is no limit to the potential  amount of future payments
    required  by  the  Corporation  related  to  this  reserve.   The  sales
    agreement is scheduled to expire  November 2008. The carrying  amount of the  Corporation's  liability  under this guarantee is estimated at $4.5 million as of April 30,  2004 and is included  in Other  Liabilities  in
    the   Consolidated   Statements  of  Financial   Condition.   Management
    believes  this  reserve  is  adequate  to  cover  any  future  potential payments to IAT.

9.  PENSION AND OTHER POSTRETIREMENT BENEFITS

    Postretirement Benefits Expense

    Net periodic benefits expense is composed of the following:

                                                       Pension Benefits
                                                Three Months      Six Months
                                               Ended April 30   Ended April 30
    Millions of Dollars                         2004    2003     2004    2003

    Service costs for benefits
      earned during the period .............. $ 0.1     $0.1     $0.3    $0.2
    Interest on obligation...................   1.0      1.0      1.9     2.0
    Amortization of cumulative losses........   0.3      0.2      0.6     0.3
    Less: Expected return on assets..........  (1.2)    (1.1)    (2.4)   (2.2)
                                              -----    -----    -----   -----
    Net postretirement benefits expense...... $ 0.2     $0.2     $0.4    $0.3

                                                        Other Benefits
                                                Three Months      Six Months
                                               Ended April 30   Ended April 30
    Millions of Dollars                         2004    2003     2004    2003

    Service costs for benefits
      earned during the period..............  $ 0.1     $0.1     $0.1    $0.1
    Interest on obligation..................    0.4      0.4      0.8     0.8
    Amortization of cumulative losses.......    0.1      0.1      0.3     0.3
    Less: Expected return on assets.........   (0.1)    (0.1)    (0.3)   (0.3)
                                              -----    -----    -----   -----
    Net postretirement benefits expense.....  $ 0.5     $0.5     $0.9    $0.9

    Employer Contributions

    The  Corporation  did not  contribute  to the pension  plans  during the year-to-date  period  ended  April  30,  2004  and  presently  does  not anticipate  making  contributions  to fund  these  plans  in  2004.  The
    Corporation  does make  contributions  to partially  fund retiree health care  benefits.  As of April 30,  2004,  $0.1  million of  contributions
    have  been  made  to  the  retiree  health  care  benefit   plans.   The
    Corporation  presently  anticipates   contributing  an  additional  $0.1
    million to fund these plans for a total of $0.2 million for fiscal 2004.

--------------------------------------------------------------------------------

                      NAVISTAR FINANCIAL CORPORATION
                             AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION

Certain  statements under this caption purely  constitute  "forward-looking statements"  within  the  meaning of  Section 27A  of the  Securities  Act,
Section 21E  of the  Exchange  Act, and the Private  Securities  Litigation
Reform Act of 1995 that are  subject to risks and  uncertainties.  Navistar
Financial   Corporation's   ("Corporation")   actual   results  may  differ
significantly   from  the  results   discussed   in  such   forward-looking
statements.  You  should  not  place  undue  reliance  on those  statements because  they are subject to numerous  uncertainties  and factors  relating to our operations and business  environment,  all of which are difficult to
predict   and  many  of   which   are   beyond   our   control,   and  such
forward-looking  statements  only  speak as of the date of this  Form 10-Q.
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

The  Corporation  also  services  finance  receivables  it  originates  and purchases.  The  Corporation's  sources of  revenues  are from sales of its receivables,  servicing of its sold receivables,  earnings from investments and interest  earned from its financing  programs under wholesale and other dealer loan financing programs.

The  Corporation  is exposed to market risk  primarily due to  fluctuations in  interest  rates  during  the  accumulation  period  prior  to a sale of finance  receivables.  Interest  rate risk arises when  funding  fixed rate
receivables   with  floating  rate  debt.  The   Corporation   has  managed
exposure to interest  rate  changes by funding  floating  rate  receivables with  floating  rate debt and fixed rate  receivables  with fixed rate debt and  equity  capital.  Management  has  reduced  the  net  exposure,  which results  from the  funding of fixed rate  receivables  with  floating  rate debt by  generally  selling  fixed rate  receivables  on a fixed rate basis and by utilizing derivative financial instruments when appropriate.

Business Outlook

Navistar  currently  projects  fiscal 2004 U.S. and Canadian  Class 8 heavy truck  demand  to be  208,000  units,  up 30.6%  from  2003.  Class 6 and 7 medium truck demand,  excluding  school buses, is forecast at 93,000 units, up 24.3%  from  2003.  Demand for  school  buses is  expected  to be 27,500
units,   down  5.8%  from  2003.   Mid-range  diesel  engine  shipments  by
Navistar to OEMs in fiscal  2004 are  expected  to be 349,200  units,  5.1%
higher than 2003.

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

        -  Sales of Receivables
        -  Allowance for Losses

Details  regarding the  Corporation's use of these policies and the related estimates  are  described in the  Corporation's  2003 Annual Report on Form
10-K.

Results of Operations

Fiscal Six- Month Period 2004 Compared with 2003

Year-to-date  net income was $28.0  million for 2004,  compared  with $29.0 million  for the same  period of 2003.  The  decrease  in net income is due primarily to a reduction in retail notes and finance lease  revenue,  lower operating  lease  revenue and less  income  related to the sales of finance receivables.  This was  offset by a  reduction  in  provision  for  losses, interest expense,  and administrative expenses.

The Corporation had been  experiencing  lower past due finance  receivables balances  and fewer  losses  during  the  second  quarter  of fiscal  2004, compared  with the same period of fiscal 2003.  This was  directly  related
to  the   Corporation's   improved   portfolio   performance  and  improved
recoveries  in  the used truck market.  The Corporation  experienced  40.2%
fewer losses,  net of  recoveries,  on its serviced  portfolio in 2004 than in 2003.  The  Corporation  believes  that its  portfolio  performance  and recoveries  will  continue  barring any  adverse  impact on the economy and the trucking  industry  from higher  crude oil and diesel fuel prices.  The allowance is maintained at an amount  management  considers  appropriate in relation  to the  outstanding  portfolio  based on factors  such as overall portfolio  credit risk quality,  historical  loss  experience,  and current economic conditions.

Financial Condition

Finance Volume and Finance Market Share

The  Corporation's  finance market share of new  International  trucks sold in the U.S.  decreased  from 15.0% at April 30,  2003  compared to 14.2% at
April 30,  2004  primarily  due to  increased  competition  in the  market.
Despite the decline in finance  market  share,  during the first six months of fiscal  2004,  the  Corporation's  net retail  notes and finance  leases originations  were $577.6 million,  compared with $473.7 million during the
same  period  of  fiscal  2003.   This  increase   reflects  the  continued
improvement   in  the  Class  6-8  truck  market  in  which   International
participates.  Net serviced  retail notes and finance leases  balances were
$2,517.7  million  and  $2,487.4  million  as of April  30,  2004 and 2003, respectively.

Wholesale  note  originations  were $1,777.1  million  during the first six months of fiscal 2004,  compared with $1,454.9  million for the same period of fiscal 2003.  Serviced  wholesale  note balances  were $1,012.2  million and  $909.8  million  as of April  30,  2004 and  2003,  respectively.  The increase in wholesale note balances and  originations  reflects an increase in International orders and retail deliveries.

The  Corporation  has  seen  an  improvement  in  its  truck   repossession
activities.  Total  year to date  repossessions  for  fiscal  2004 were 645 units,  compared with 1,398 units in 2003.  Serviced  repossession  balance also decreased  significantly from $40.9 million,  as of April 30, 2003, to
$18.2 million,  as of April 30, 2004, as a result of the lower  acquisition of repossessed vehicles.

Funds Management

The Corporation has  traditionally  obtained the funds to provide financing to  International's  dealers  and  retail  customers  from sales of finance receivables,  commercial  paper,  short and long-term bank borrowings,  and medium and  long-term  debt.  The  Corporation's  current debt ratings have made sales of finance receivables the most economical source of funding.

Credit Ratings

The Corporation's debt ratings as of April 30, 2004 are as follows:

                                                        Standard
                                 Fitch      Moody's    and Poor's
Senior unsecured debt             BB          Ba3         BB-
Subordinated debt                 B+          B2           B
Outlook                         Stable      Stable       table

In February 2004, Fitch upgraded the Corporation's outlook to Stable.

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

During the first six months of 2004 and 2003, the  Corporation  sold $795.0 million  and $850.0  million,  respectively,  of retail  notes and  finance leases to owner  trusts  which,  in turn,  issued  asset-backed  securities that  were  sold  to  investors.  As  of  April  30,  2004,  there  was  no remaining  shelf  registration  available to NFRRC.  On May 21,  2004,  the
NFRRC filed a shelf registration for the  public  issuance  of asset-backed securities.

Truck  Engine  Receivables  Financing   Corporation,   a  special  purpose,
wholly-owned  subsidiary  of the  Corporation,  has in  place a trust  that provides for the funding of $100.0 million of unsecured  trade  receivables generated  by the sale of diesel  engines  and  engine  service  parts from
International  to Ford Motor  Company.  The  facility  matures in 2006.  As of April 30, 2004,  the  Corporation  had utilized  $100.0  million of this facility.

During  the  second   quarter  of  fiscal  2004,   Truck  Retail   Accounts
Corporation  ("TRAC"), a special purpose,  wholly-owned  subsidiary of the
Corporation,  obtained  financing  for  its  retail  accounts  with  a bank conduit that  provides for the funding of up to $100.0  million of eligible retail  accounts.  The revolving  retail account  facility expires in April
2005.  The sales of retail  accounts  under  TRAC  constitute  sales  under generally accepted  accounting  principles in the United States of America, with the result that the sold  accounts are removed from the  Corporation's
balance   sheet  and  the   investor's   interests  are  not  reflected  as
liabilities.  TRAC is a separate  corporate entity,  and its assets will be available  first and  foremost  to satisfy the claims of the  creditors  of
TRAC.  As of April 30, 2004,  the  Corporation  had utilized  $94.1 million of this facility.

Navistar  Financial  Securities  Corporation  ("NFSC"),  a special purpose, wholly-owned  subsidiary  of the  Corporation,  has in  place  a  revolving wholesale  note  trust that  provides  for the  funding  of up to  $1,024.0 million of eligible  wholesale  notes.  As of April 30, 2004,  it comprised two $200.0 million tranches of investor  certificates  maturing in 2004 and
2008,  two $212.0  million  tranches of investor  certificates  maturing in
2005 and 2006,  and variable funding certificates with  a  maximum capacity of  $200.0  million  maturing  in  February  2005.  NFSC  also has retained interest in marketable securities that could be used to fund $125.9 million
in  additional  eligible  wholesale  notes.   As  of  April  30, 2004,  the
Corporation  had  utilized  $914.4  million  of   the  revolving  wholesale
note trust.

Truck Retail  Installment  Paper  Corporation  ("TRIP"),  a special purpose wholly-owned  subsidiary  of the  Corporation,  issued  $500.0  million  of senior and  subordinated  floating rate  asset-backed  notes on October 16,
2000.  The  proceeds  were used to establish a revolving  retail  warehouse facility to fund the  Corporation's  retail notes and retail leases,  other than fair market value leases,  during the  accumulation  period prior to a receivable  sale.  TRIP did not hold any  retail  notes  and  leases at the end of the second  quarter 2004,  compared  with $352.7  million at the end
of  the  second   quarter  2003.   This   difference  was  a  result  of  a
receivables sale in the second quarter of 2004.

The  Corporation  also has  $820.0  million  contractually  committed  bank revolving  credit  facility that will mature in December  2005. As of April
30, 2004, $548.0 million of this facility was utilized.

As of April 30,  2004,  the  aggregate  available,  including  unrestricted cash,  to fund finance  receivables  under all the various  facilities  was
$1,037.5 million.

Navistar  intends to assume the $220.0  million  4.75  percent  convertible subordinated  debt  due in 2009  from  the  Corporation  in June  2004.  As compensation  for the  assumption of this debt,  the  Corporation  will pay
Navistar   approximately   $170.0  million  in  cash.  Navistar  previously
received $50.5 million as  compensation  for providing the  Corporation the shares in case the bonds  convert.  The  $170.0  million  payment  will not affect the  Corporation's  liquidity.  However,  Navistar's  assumption  of the  Corporation's  debt would result in an increase in additional  paid in capital for the Corporation.

The weighted  average  borrowing rate on all debt outstanding for the first six  months of  fiscal  2004  decreased  to 3.30%  from  3.78% for the same period  in  2003.  The  decrease  in  the  Corporation's  weighted  average borrowing rate is primarily a result of lower LIBOR rates.

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

The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting  policies  described in the  Corporation's  2003
Annual  Report on Form  10-K and  should  be read in  conjunction  with the disclosures therein.

In  December  2003,  the FASB  issued a revision  to SFAS 132,  "Employers'
Disclosure  about  Pensions  and  Other  Postretirement   Benefits".   This
Statement  retains  the  disclosures  previously  required  by SFAS 132 but adds  additional  disclosure  requirements  about the assets,  obligations, cash  flows,  and net  periodic  benefit  cost of defined  benefit  pension plans and other defined  benefit  postretirement  plans.  It also calls for the required  information  to be provided  separately for pension plans and for other  postretirement  benefit plans.  The  interim-period  disclosures required  by  this  Statement  are  provided  in  Note 9 to  the  financial statements.

In January 2003, the FASB issued  Interpretation No. 46,  "Consolidation of
Variable Interest Entities".  This interpretation  addresses  consolidation requirements  of variable  interest  entities  ("VIEs").  In December 2003, the  FASB  revised  this  Interpretation  to  clarify  the  application  of
Accounting Research Bulletin No. 51, "Consolidated  Financial  Statements",
to  certain   entities  in  which   equity   investors   do  not  have  the
characteristics  of a  controlling  financial  interest  for the  entity to
finance  its  activities   without  additional   financial  support.   This
Interpretation,   as  revised,   is  effective  for  periods  ending  after
December  15, 2003.  The  Corporation  determined  that it does not have an interest in a VIE, as defined  within this  Interpretation.  Transferors to qualifying  special purpose  entities  ("QSPE's")  subject to the reporting requirements  of FASB  Statement  No. 140,  "Accounting  for  Transfers and
Servicing of Financial  Assets and  Extinguishments  of  Liabilities",  are
excluded   from  the  scope  of  this   interpretation.   The   Corporation
currently  sells  receivables  to  entities  meeting  the  requirements  of
QSPE's.  Therefore,  this Interpretation has no impact on the Corporation's results of operations, financial condition, and cash flows.

On December 8, 2003, the President signed the Medicare  Prescription  Drug,
Improvement  and  Modernization  Act of 2003 ("the Act") into law.  The Act introduces a voluntary  prescription  drug benefit  under  Medicare as well as a federal  subsidy  to  sponsors  of  retiree  health  care  plans  that
provide   prescription   drug  benefits  that  are  at  least   actuarially
equivalent  to  Medicare  Part D.  The  Corporation  has  chosen  to  defer recognizing  the  effects  of the  Act on its  postretirement  health  care
insurance   plans  as  permitted  by  FASB  Staff   Position  (FSP)  106-1,
"Accounting   and   Disclosure   Requirements   Related  to  the   Medicare
Prescription  Drug,  Improvement  and  Modernization  Act  of  2003"  until
authoritative   guidance   is  issued  by  the   FASB.   Accordingly,   the
Corporation's  measures of the  accumulated  projected  benefit  obligation and  net  periodic  postretirement  benefit  expense  do  not  reflect  the effects  of the  Act.  In May  2004,  the  FASB  issued  FSP  106-2,  which
supercedes   FSP  106-1  and  requires  the   commencement   of  accounting
recognition  for the  effects  of the Act no later  than the  Corporation's
quarter   ending   October   31,   2004.   The   Corporation    anticipates
implementing  the  accounting  guidance  related to the  effects of the Act during the  quarter  ending  July 31,  2004 and will be  required to report the  cumulative  effect of accounting for the subsidy as of the date of the
Act through the date of  implementation.  The  Corporation  anticipates the
Act will result in a reduction  of its future net health care  expenses and liabilities.

--------------------------------------------------------------------------------

                      NAVISTAR FINANCIAL CORPORATION
                             AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The  Corporation's  principal  executive  officer  and  principal  financial officer,  along with other  management  of the  Corporation,  evaluated  the
Corporation's  disclosure  controls  and  procedures  (as  defined  in  rule
13a-15(e)  and  15d-15(e)  under the  Securities  Exchange  Act of 1934,  as amended)  as of April 30,  2004.  Based on that  evaluation,  the  principal executive  officer  and  principal  financial  officer  of  the  Corporation
concluded  that,  as  of  April  30,  2004,  the  disclosure   controls  and
procedures  in place at the  Corporation  were (1)  designed  to ensure that material  information  relating to the  Corporation is made known to them to allow timely decisions regarding required  disclosure and (2) effective,  in that such disclosure  controls and procedures provide  reasonable  assurance that  information  required to be  disclosed by the  Corporation  in reports that the  Corporation  files or submits under the Exchange Act, is recorded, processed,  summarized  and  reported on a timely basis in  accordance  with applicable  rules and  regulations.  Although  the  Corporation's  principal
executive   officer   and   principal    financial   officer   believe   the
Corporation's  existing  disclosure  controls and procedures are adequate to enable  the  Corporation  to comply  with its  disclosure  obligations,  the
Corporation  is  in  the  process  of  formalizing   and   documenting   the
procedures already in place.

Changes in Internal Controls

The  Corporation  has not made any  change  to its  internal  control  over financial  reporting (as defined in rule 13a-15(f) and 15d-15(f)  under the
Exchange  Act)  during the fiscal  quarter  ended  April 30, 2004 that have materially  affected,  or are reasonably likely to materially  affect,  the
Corporation's internal control over financial reporting.

--------------------------------------------------------------------------------

                    NAVISTAR FINANCIAL CORPORATION
                             AND SUBSIDIARIES

PART II - OTHER INFORMATION (continued)

ITEM 1.   LEGAL PROCEEDINGS

There were no  material  pending  legal  proceedings  other than  ordinary, routine litigation incidental to the business of the Corporation.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         3    Articles of Incorporation and By-Laws................  E-1

         4    Instruments Defining Rights of Security Holders,
              including Indentures.................................  E-6

         10   Material Contracts...................................  E-7

         31.1 CEO Certification Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002........  E-13

         31.2 CFO Certification Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002........  E-15

         32   CEO and CFO Certifications Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002........  E-17

         99   Amendment to the Certificate Purchase Agreement......  E-2

(b)  Reports on Form 8-K filed during the quarter ended April 30, 2004:

         The Corporation filed a current report on Form 8-K with the
         Commission on February 17, 2004 to announce the Corporation's new chief executive officer.

--------------------------------------------------------------------------------

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

Date  June 9, 2004                     /s/ Paul Martin
                                           Paul Martin
                                           Vice President and Controller
                                           (Principal Accounting Officer)