Form 10-Q
period 2004-07-31
NAVISTAR FINANCIAL CORP
filed 2004-09-10
CIK 51303

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                             FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 2004

                                   OR

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___ to ___

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

  Indicate by check mark whether the  registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange
  Act of 1934 during the  preceding  12 months and (2) has been subject to
  such filing requirements for the past 90 days Yes    X   No____

  Indicate by check mark whether the  registrant is an  accelerated  filer
  (as defined in Rule 12b-2 of the Act).  Yes X   No ___

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of  August  31,  2004,  the  number  of  shares  outstanding  of  the registrant's common stock was 1,600,000.

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
INTERNATIONAL  CORPORATION,  AND MEETS THE  CONDITIONS SET FORTH IN GENERAL
INSTRUCTION  H (1) (a) AND (b) OF FORM 10-Q AND IS  THEREFORE  FILING  THIS
FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:                                         Page

          Statements of Consolidated Income and Retained Earnings --
          Three Months and Nine Months Ended July 31, 2004 and 2003.......2

          Statements of Consolidated Financial Condition --
          July 31, 2004; October 31, 2003; and July 31, 2003..............3

          Statements of Consolidated Cash Flow --
          Nine Months Ended July 31, 2004 and 2003........................4

          Notes to Consolidated Financial Statements......................5

  Item 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition..........................13

  Item 4. Controls and Procedures........................................20

PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

                         Part I - Financial Information

Item 1. Financial Statements

                Navistar Financial Corporation and Subsidiaries

       Statements of Consolidated Income and Retained Earnings (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                          July     July     July      July
  Millions of Dollars                     2004     2003     2004      2003
  Revenues
   Retail Notes and Finance Leases.......$ 7.8    $12.5   $ 25.2    $ 34.9
   Income Related to Sales of Finance
    Receivables.......................... 13.1     28.2     44.0      63.6
   Operating Leases...................... 12.4     14.7     39.9      51.2
   Wholesale Notes.......................  9.0      8.6     24.1      23.5
   Accounts..............................  5.3      4.0     16.5      13.1
   Servicing Fees........................  8.0      6.5     20.8      19.1
   Other Revenue.........................  1.2      1.2      3.3       4.4
                                         -----    -----    -----     -----
    Total................................ 56.8     75.7    173.8     209.8

  Expenses
   Cost of Borrowing
    Interest Expense.....................  8.8     12.0     31.9      38.1
    Other................................  1.6      2.3      6.2       6.2
   Credit, Collection and Administrative. 10.1     10.7     28.2      31.9
   Provision for Credit Losses...........  2.1      4.0      6.5      11.9
   Depreciation on Operating Leases......  9.6     10.9     29.7      35.5
   Other Expense.........................  0.4      1.2      1.4       3.3
                                         -----    -----    -----     -----
    Total................................ 32.6     41.1    103.9     126.9

  Income Before Taxes.................... 24.2     34.6     69.9      82.9
  Income Tax Expense.....................  9.2     12.3     26.9      31.6
                                          -----    -----   -----     -----
    Net Income...........................$15.0    $22.3   $ 43.0    $ 51.3
                                         ======  ======   ======    ======
  Retained Earnings
   Beginning of Period..................$232.6   $216.1   $204.6    $197.1
   Dividends Paid.......................     -     (5.0)       -    (15.0)
                                         -----   -----     -----     -----
   End of Period........................$247.6   $233.4   $247.6    $233.4
                                        ======   ======   ======    ======

               See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

             Navistar Financial Corporation and Subsidiaries

        Statements of Consolidated Financial Condition (Unaudited)

                                              July 31,  October 31,  July 31,
Millions of Dollars                             2004       2003        2003

ASSETS

Cash and Cash Equivalents.................... $   77.7   $     -  $    5.2
Finance Receivables
   Finance Receivables Held for Sale.........    419.7     519.9     533.6
   Other Finance Receivables.................    299.0     347.3     242.5
   Allowance for Losses......................     (7.0)    (12.9)    (15.1)
                                                ------     ------    ------
         Finance Receivables, net............    711.7     854.3     761.0

Amounts Due from Sales of Receivables........    445.9     368.9     460.3
Net Investment in Operating Leases...........    158.2     191.1     192.5
Restricted Marketable Securities.............    419.1     505.6     430.1
Other Assets.................................     27.6      39.9      50.6
                                               -------   -------   -------
   Total Assets.............................. $1,840.2  $1,959.8  $1,899.7
                                              ========  ========   =======

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payables to Affiliates.......... $    9.6  $    4.2  $   26.2
Senior and Subordinated Debt.................  1,292.6   1,461.9   1,348.5
Other Liabilities............................    116.6     129.5     123.6
                                               -------   -------   -------
   Total Liabilities.........................  1,418.8   1,595.6   1,498.3

Shareowner's Equity
Capital Stock (par value $1.00, 1,600,000
   shares issued and outstanding) and
   Paid-In Capital...........................    182.9     171.0     171.0
Retained Earnings............................    247.6     204.6     233.4
Accumulated Other Comprehensive Loss.........     (9.1)    (11.4)     (3.0)
                                                -------   -------   -------
  Total Shareowner's Equity..................    421.4     364.2     401.4

Total Liabilities and Shareowner's Equity.... $1,840.2  $1,959.8  $1,899.7
                                              ========  ========  ========

              See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                 Navistar Financial Corporation and Subsidiaries

                Statements of Consolidated Cash Flow (Unaudited)

                                                            Nine Months Ended
                                                               July    July
Millions of Dollars                                            2004    2003

Cash Flow From Operations
   Net income...........................................   $  43.0   $  51.3
   Adjustments to reconcile net income
         to cash provided from operations:
      Gains on sales of receivables.....................     (39.8)    (59.3)
      Depreciation, amortization and accretion..........      37.3      43.8
      Provision for credit losses.......................       6.5      11.9
      Net change in accounts payable to affiliates......       5.4     (26.0)
      Net change in accrued income taxes................      (4.9)     21.9
      Other.............................................       2.1       7.9
                                                             ------    ------
         Total..........................................      49.6      51.5
                                                             ------    ------
Cash Flow From Investing Activities
   Originations of finance receivables held for sale....    (963.3)   (764.6)
   Net proceeds from sales of finance receivables
       held for sale....................................   1,118.6   1,347.2
   Net proceeds from sales of retail accounts...........     100.0         -
   Net change in restricted marketable securities.......      86.5    (325.5)
   Collections of retail notes and finance lease receivables,
      net of change in unearned finance income..........      97.7      53.7
   Repurchase of sold retail receivables................    (152.8)   (163.5)
   Net change in wholesale notes and accounts
     receivables........................................     (51.7)     51.8
   Net change in amounts due from sales of receivables..     (49.6)    (52.7)
   Purchase of equipment leased to others...............     (22.0)    (25.1)
   Sale of equipment leased to others...................      25.4      45.5
   Receipts from derivative contracts...................       0.8       3.1
   Payments on derivative contracts.....................      (0.5)    (15.0)
                                                            -------   -------
         Total..........................................     189.1     154.9
                                                            =======   =======

Cash Flow From Financing Activities
   Net change in bank revolving credit facility usage...      60.0    (147.0)
   Proceeds from long-term debt.........................      31.3      28.4
   Principal payments on long-term debt.................     (82.3)    (99.6)
   Dividends paid to International......................         -     (15.0)
   Assumption of debt by Navistar International
     Corporation........................................    (170.0)        -
                                                            -------   -------
         Total..........................................    (161.0)   (233.2)
                                                            =======   =======

Change in Cash and Cash Equivalents.....................      77.7     (26.8)
Cash and Cash Equivalents, Beginning of Period..........         -      32.0
                                                            -------   -------
Cash and Cash Equivalents, End of Period................    $ 77.7      $5.2
                                                            =======   =======

Supplementary disclosure of cash flow information:
   Interest paid........................................    $ 33.2    $ 37.3
   Income taxes paid, net of refunds....................    $ 32.9    $  9.4

Supplementary disclosure of non-cash financing activity:
   Additional paid in capital resulting from assumption
   of debt by Navistar International Corporation........    $ 11.9    $    -

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

    In December 2003,  the FASB issued a revision to SFAS 132,  "Employers'
    Disclosure  about  Pensions and Other  Postretirement  Benefits".  This
    Statement retains the disclosures  previously  required by SFAS 132 but adds additional disclosure requirements about the assets,  obligations, cash flows,  and net periodic  benefit cost of defined  benefit pension plans and other defined  benefit  postretirement  plans.  It also calls for the  required  information  to be provided  separately  for pension plans and for  other  postretirement  benefit  plans.  The  Corporation assessed the assets, obligations,  cash flows, and net periodic benefit cost for pension plans and for other  postretirement  benefit plans and determined the amounts to be inmmaterial; therefore, related disclosures have been omitted.

    On December 8, 2003,  the  President  signed the Medicare  Prescription
    Drug,  Improvement and  Modernization Act of 2003 ("the Act") into law.
    The  Act  introduces  a  voluntary   prescription  drug  benefit  under
    Medicare as well as a federal  subsidy to  sponsors  of retiree  health care plans that provide  prescription  drug  benefits that are at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued
    FSP 106-2, "Accounting  and  Disclosure  Requirements  Related  to  the
    Medicare Prescription Drug, Improvement and Modernization Act of 2003",
    which  requires  the  commencement  of accounting  recognition for  the effects  of the  Act no  later  than  the  Corporation's quarter ending
    October 31, 2004.  The Corporation implemented the  accounting guidance related to the effects of the  Act  during  the  quarter ended July 31,
    2004.  The cumulative effect  of accounting   for the subsidy as of the
    date of  the Act through  the  date  of implementation resulted  in  an
    immaterial  reduction   to  the  Corporation's  postretirement  benefit
    expenses and liabilities.

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

2. COMPREHENSIVE INCOME

    The Corporation's total comprehensive income was:

                                              Three Months      Nine Months
                                             Ended July 31     Ended July 31
    Millions of Dollars                      2004      2003     2004     2003
    Net income...........................  $ 15.0    $ 22.3    $ 43.0   $ 51.3
    Change in net unrealized gains (losses)
      on investments (net of tax of $1.0,
      ($0.1), ($1.4), and ($0.2))........    (1.6)      0.2       2.3      0.3
                                           ------    ------    ------   ------
       Total comprehensive income........  $ 13.4    $ 22.5    $ 45.3   $ 51.6
                                           ======    ======    ======   ======

3.  FINANCE RECEIVABLES

    Finance receivables are summarized as follows:

                                             July 31,  October 31,  July 31,
    Millions of Dollars                        2004       2003       2003
    Retail notes, net of unearned income.... $ 320.9    $ 404.5    $ 410.5
    Finance leases, net of unearned income..    98.8      115.4      123.1
    Wholesale notes.........................    87.3       46.0       34.3
    Accounts:
       Retail...............................   133.5      217.9      140.1
       Wholesale............................    78.2       83.4       68.1
                                              ------     ------      ------
         Total accounts.....................   211.7      301.3      208.2
                                              ------     ------      ------
            Total finance receivables.......   718.7      867.2      776.1
            Less: Allowance for losses......     7.0       12.9       15.1
                                              ------     ------      ------

            Total finance receivables, net.. $ 711.7    $ 854.3    $ 761.0
                                              ======     ======      ======

    Finance  receivables held for sale consisted of $419.7 million,  $519.9 million,  and $533.6 million in retail notes and finance leases, net of unearned  income,  as of July 31, 2004,  October 31, 2003, and July 31,
    2003, respectively.

4.  ALLOWANCE FOR LOSSES

    The change in allowance for losses is summarized as follows:

                                              July 31, October 31,  July 31,
    Millions of Dollars                         2004       2003       2003
    Allowance for losses, beginning of period $ 12.9     $ 16.0     $ 16.0
    Provision for credit losses..............    6.5       15.8       11.9
    Net losses charged to allowance..........   (4.1)      (4.2)      (5.0)
    Allocated to finance receivables sold....   (8.3)     (14.7)      (7.8)
                                               ------     ------      -----
       Allowance for losses, end of period...  $ 7.0     $ 12.9     $ 15.1
                                               ======     ======     ======

    The average  outstanding  balance of impaired  finance  receivables was not material for the fiscal  periods  ended July 31, 2004,  October 31,
    2003,  and  July  31,  2003.  Interest  income  that  would  have  been recognized  on  impaired  finance  receivables  during the nine  months ended July 31,  2004 and 2003 or for the year ended  October  31,  2003 was not material.

    Balances  with  payments  past  due  over  90  days  on  owned  finance receivables,  including held for sale, totaled $11.3 million as of July
    31, 2004.

5.  SENIOR AND SUBORDINATED DEBT

    Senior and subordinated debt outstanding is summarized as follows:

                                             July 31,  October 31,  July 31,
    Millions of Dollars                       2004        2003       2003
    Bank revolving credit facility, at
     variable rates, due December 2005......  $ 631.0    $ 571.0    $ 435.0

    Revolving retail warehouse facility,
     at variable rates, due October 2005....    500.0      500.0      500.0

    Borrowings secured by operating leases,
     3.45% to 6.65%, due serially through
     April 2010.............................    161.6      212.5      236.6

    Convertible debt, 4.75%, due April 2009.        -      178.4      176.9
                                              -------    -------    -------
     Total senior and subordinated debt..... $1,292.6   $1,461.9   $1,348.5
                                              =======    =======    =======

    Navistar   assumed  the  $220.0   million  4.75   percent   convertible
    subordinated  debt due in 2009 from the  Corporation  in June 2004.  As compensation  for the  assumption of this debt,  the  Corporation  paid
    Navistar  approximately $170.0 million in cash.  Navistar's  assumption of the  Corporation's  debt  resulted in an $11.9  million  increase in additional paid in capital for the Corporation.

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
    These derivative  financial  instruments may include forward contracts, interest rate swaps,  and interest  rate caps.  The fair value of these instruments  is estimated  based on quoted market prices and is subject to market  risk as the  instruments  may become  less  valuable  due to changes  in  market  conditions  or  interest  rates.  The  Corporation
    manages   exposure  to  counterparty   credit  risk  by  entering  into
    derivative  financial  instruments  with major  financial  institutions that  can be  expected  to  fully  perform  under  the  terms  of  such agreements.  The  Corporation  does  not  require  collateral  or other security  to  support  derivative  financial  instruments  with  credit risk.  The  Corporation's  counterparty  credit  exposure is limited to the positive fair value of  contracts at  the  reporting  date.  As  of
    July  31,  2004,  the  Corporation's derivative  financial  instruments had  a  negative  net  fair  value.  Notional  amounts  of  derivative financial  instruments do not represent exposure to credit loss.

    As  of  July  31,  the   notional   amounts  and  fair  values  of  the
    Corporation's   derivative  financial  instruments  are  summarized  as
    follows:

    Inception      Maturity        Instrument           Notional  Fair Value
                                                        (Millions of Dollars)
    October 2000   November 2012   Interest rate cap    $500.0    $  (1.3)
                   November 2012   Interest rate cap     500.0        1.3
    July 2001      April 2006      Interest rate swap     25.0       (0.7)
    November 2002  March 2007      Interest rate swap*    28.4          -
    October 2003   April 2008      Interest rate swap*       -       (0.1)
    July 2004      September 2008  Interest rate swap*       -          -

      * Accounted for as non-hedging instruments.

    The fair values of all  derivatives  are recorded in Other  Liabilities on the Statements of Consolidated Financial Condition.

    On July 30, 2004,  the  Corporation  entered into a Receivable  Purchase
    Agreement.  The  Corporation is the Servicer of the Receivable  Purchase
    Agreement.  The other parties to the Agreement  entered into an interest rate swap  agreement.  Although  the  Corporation  is not a party to the swap agreement, the Corporation's role as Servicer creates an obligation for net amounts owed to the Agent under the swap agreement.

    In  fiscal  2004,  forward  starting  swap  losses  were  $3.3  million, compared with $7.7 million in prior year.

7.  SALES OF RECEIVABLES

    During  the first  nine  months of fiscal  2004,  the  Corporation  sold
    $1,120.0  million of retail notes and leases for a pre-tax gain of $39.8 million  compared  to the first  nine  months of fiscal  2003,  when the
    Corporation  sold $1,350.0  million of retail  receivables for a pre-tax gain of $59.3 million.

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

                                            Three Months       Nine Months
                                           Ended July 31     Ended July 31
    Millions of Dollars                    2004     2003      2004     2003
    Gains on sales of receivables.....  $ 7.8      $26.1     $39.8    $59.3
    Excess spread.....................    4.9        2.6       8.9     10.8
    Fair value adjustment.............      -          -      (2.4)       -
    Derivative losses.................    0.2       (1.0)     (3.3)    (7.8)
    Interest income from retained
       securities and other...........    0.2        0.5       1.0      1.3
                                        -----      -----     -----     -----
    Total income related to
       sales of finance receivables...  $13.1      $28.2     $44.0    $63.6
                                        =====      =====     =====    =====

8.  COMMITMENTS AND CONTINGENCIES

    Leases

    The Corporation is obligated under  non-cancelable  operating leases for the  majority  of its office  facilities.  These  leases  are  generally renewable and provide that property taxes and  maintenance  costs are to be paid by the  lessee.  As of  July  31,  2004,  future  minimum  lease commitments under  non-cancelable  operating leases with remaining terms in excess of one year are as follows:

           Twelve months period ended July 31(Millions of Dollars)

           2005................................. $   1.9
           2006.................................     1.9
           2007.................................     0.4
           2008.................................     0.4
           2009.................................     0.2
           Thereafter...........................     0.1
                                                  ------
                Total........................... $   4.9
                                                  ======

    The total  operating  lease  expense for the nine months ended July 31,
    2004  and  2003  and for the  year  ended  October  31,  2003  was $1.3 million, $1.8 million and $2.3 million, respectively.

    Guarantees of Debt

    The  Corporation   periodically   guarantees  the  outstanding  debt  of
    affiliates.   The  guarantees  allow  for   diversification  of  funding
    sources for the  affiliates.  As of July 31, 2004, the  Corporation  has
    multiple   guarantees   related  to  Navistar's  three  Mexican  finance
    subsidiaries,  Servicios Financieros  Navistar,  S.A. de C.V. ("SOFOL"),
    Arrendadora  Financiera  Navistar,  S.A.  de  C.V.  ("Arrendadora")  and
    Navistar  Comercial  S.A.  de C.V.  The  Corporation  has no recourse as guarantor in case of default.

    The following table summarizes the borrowings as of July 31, 2004:

    Type of Funding                  Maturity        Amount of     Outstanding
                                                     Guaranty        Balance
                                                       (Millions of Dollars)

    Revolving credit facility(2)     December 2005       $100.0      $21.0
    Medium term note(1)              November 2004         43.8       43.8
    Revolving credit facility(1)     July 2007             17.5       17.5
    Revolving credit facility(1),(3) Indefinite            21.0       21.0
    Revolving credit facility(1),(3) Indefinite            17.5        3.7
    Revolving credit facility(1)     August 2004            6.6        6.6
    Revolving credit facility(1),(4) June 2005              4.4          -
                                                                    ------
                                                          Total     $113.6
                                                                    ======

    (1)Peso-denominated
    (2)Revolving  credit  facility   guaranteed jointly with Navistar
    (3)The  bank  reviews  the  terms  of  this facility  monthly.  This facility  may be  used  for as long as all the conditions and terms are met.
    (4)Contract review date June 2005

    Guarantees of Derivatives

    As  of  July  31,  2004,  the  Corporation  had  guaranteed   derivative
    contracts  for interest rate swaps and cross  currency  swaps related to
    SOFOL and  Arrendadora.  The Corporation is liable up to the fair market value of these  derivative  contracts  only in cases of default by SOFOL and Arrendadora.

    The following table  summarizes the guaranteed  derivative  contracts as of July 31, 2004:

                                                  Outstanding     Fair
    Instrument                  Maturity           Notional       Value
                                                  (Millions of Dollars)
    Interest rate swaps and
       cross currency swaps*    May 2007         $  65.2         $  0.2

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

    On November 30, 2001, the  Corporation  completed the sale of all of the stock of Harco  National  Insurance  Company  ("Harco"),  a wholly-owned insurance  subsidiary,  to IAT  Reinsurance  Syndicate Ltd.  ("IAT"),  a
    Bermuda  reinsurance  company.  As part of its sales agreement with IAT, the  Corporation  has agreed to  guarantee  the adequacy of Harco's loss reserves.  There is no limit to the potential  amount of future payments
    required  by  the  Corporation  related  to  this  reserve.   The  sales
    agreement is scheduled to expire  November 2008. The carrying  amount of the  Corporation's  liability  under this guarantee is estimated at $4.5 million as of July 31, 2004 and is included in Other  Liabilities in the
    Consolidated  Statements  of Financial  Condition.  Management  believes this reserve is adequate to cover any future potential payments to IAT.

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

Business Outlook

Navistar  currently  projects  fiscal 2004 U.S. and Canadian  Class 8 heavy truck  demand  to be  211,000  units,  up 32.5%  from  2003.  Class 6 and 7 medium truck demand,  excluding  school buses, is forecast at 93,000 units, up 24.3%  from  2003.  Demand for  school  buses is  expected  to be 26,000
units,  down  10.9%  from  2003.   Mid-range  diesel  engine  shipments  by
Navistar to OEMs in fiscal  2004 are  expected  to be 349,200  units,  5.1%
higher than 2003.

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

Results of Operations

Fiscal Nine- Month Period 2004 Compared with 2003

Year-to-date  net income was $43.0  million for 2004,  compared  with $51.3 million  for the same  period  of 2003.  During  the first  nine  months of fiscal 2004,  the  Corporation  sold  $1,120.0  million of retail notes and leases  for a pre-tax  gain of $39.8  million  compared  to the first  nine months of fiscal  2003,  when the  Corporation  sold  $1,350.0  million  of retail  receivables  for a pre-tax gain of $59.3  million.  The decrease in gains  on sales of  receivables  is  primarily  due to lower  volume  and a decline in average  portfolio  yield due to  increased  competition.  Lease portfolio yield dropped during fiscal 2004 as liquidations of  older higher yielding leases were  replaced with  acquisitions of lower yielding leases.
The decrease in revenue was partly offset by reductions in expenses.

During the fiscal  nine-month  period in 2004, the Corporation  experienced improved  portfolio  performance and pricing in the used truck market.  The credit loss  provision  is funded  based on the  Corporation's  belief that its portfolio  performance  and pricing will continue,  barring any adverse impact  on  the  economy  and  the  trucking  industry.  The  allowance  is maintained at an amount  management  considers  appropriate  in relation to the  outstanding  portfolio  based on  factors  such as  overall  portfolio credit risk  quality,  historical  loss  experience,  and current  economic conditions.

Financial Condition

Finance Volume and Finance Market Share

The  Corporation's  finance market share of new  International  trucks sold in the U.S.  increased  to 15.5% at July 31,  2004  from  15.1% at July 31,
2003  primarily  due to  increased  originations.  During  the  first  nine months of fiscal  2004,  the  Corporation's  net retail  notes and  finance leases  originations  were $963.3  million,  compared  with $764.6  million during  the  same  period  of  fiscal  2003.  This  increase  reflects  the
continued   improvement   in  the   Class   6-8   truck   market  in  which
International  participates.  Net serviced  retail notes and finance leases balances  were  $2,606.6  million and $2,445.8  million as of July 31, 2004 and 2003, respectively.

Wholesale note originations increased 28.1% to $2,868.1 million  during the first nine  months  of fiscal 2004, compared  with $2,239.2 million for the same period of fiscal 2003. Serviced wholesale note balances increased 19.6%
to $1,084.6 million  as of July 31, 2004 from $907.0 million as of July 31,
2003.  The increase in wholesale note balances and originations reflects an increase in International orders and retail deliveries.

Finance Volume and Finance Market Share

The  Corporation  has  seen  an  improvement  in  its  truck   repossession
activities.   Total  year  to  date  repossessions  for  fiscal  2004  were
1,180  units,  compared  with 1,919  units in 2003.  Serviced  repossession balance also decreased  significantly  from $31.7  million,  as of July 31,
2003,  to $20.2  million,  as of July 31,  2004,  as a result  of the lower acquisition of repossessed vehicles.

Funds Management

The Corporation has  traditionally  obtained the funds to provide financing to  International's  dealers  and  retail  customers  from sales of finance receivables,  commercial  paper,  short and long-term bank borrowings,  and medium and  long-term  debt.  The  Corporation's  current debt ratings have made sales of finance receivables the most economical source of funding.

Credit Ratings

The Corporation's debt ratings as of July 31, 2004 are as follows:

                                                      Standard
                                 Fitch      Moody's   and Poor's
Senior unsecured debt             BB          Ba3        BB-
Subordinated debt                 B+          B2          B
Outlook                         Stable      Stable     Stable

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

During  the  first  nine  months  of 2004 and 2003,  the  Corporation  sold
$1,120  million and  $1,350.0  million,  respectively,  of retail notes and finance  leases  to  owner  trusts  which,  in  turn,  issued  asset-backed securities  that were sold to  investors.  As of July 31,  2004,  there was no remaining  shelf  registration  available to NFRRC.  On August 13, 2004, a $4.0 billion shelf registration filed by NFRRC became effective.

In June  2004,  International  Truck  Leasing  Corp.  ("ITLC"),  a  special purpose,  wholly-owned  subsidiary of the  Corporation,  was established to provide  for the funding of certain  leases.  ITLC's  assets are  available to satisfy its creditors'  claims prior to such assets  becoming  available for ITLC's uses or to the Corporation or affiliated companies.

Truck  Engine  Receivables  Financing   Corporation,   a  special  purpose,
wholly-owned  subsidiary  of the  Corporation,  has in  place a trust  that provides for the funding of $100.0 million of unsecured  trade  receivables generated  by the sale of diesel  engines  and  engine  service  parts from
International  to Ford Motor  Company.  The  facility  matures in 2006.  As of July 31,  2004,  the  Corporation  had  utilized  $81.2  million of this facility.

During  the  second   quarter  of  fiscal  2004,   Truck  Retail   Accounts
Corporation  ("TRAC"),  a special purpose,  wholly-owned  subsidiary of the
Corporation,  obtained  financing  for  its  retail  accounts  with  a bank conduit that  provides for the funding of up to $100.0  million of eligible retail  accounts.  The revolving  retail account  facility expires in April
2005.  The sales of retail  accounts  under  TRAC  constitute  sales  under generally accepted  accounting  principles in the United States of America, with the result that the sold  accounts are removed from the  Corporation's
balance   sheet  and  the   investor's   interests  are  not  reflected  as
liabilities.  TRAC is a separate  corporate entity,  and its assets will be available  first and  foremost  to satisfy the claims of the  creditors  of
TRAC. As of July 31, 2004,  the  Corporation  had utilized $93.5 million of this facility.

Navistar  Financial  Securities  Corporation  ("NFSC"),  a special purpose, wholly-owned  subsidiary  of the  Corporation,  has in  place  a  revolving wholesale  note  trust that  provides  for the  funding  of up to  $1,236.0 million of eligible  wholesale  notes.  As of July 31,  2004,  it comprised two $200.0 million tranches of investor  certificates  maturing in 2004 and
2008,  three $212.0 million tranches of investor  certificates  maturing in
2005 and 2006, and variable  funding  certificates  with a maximum capacity of $200.0  million  maturing  in  February  2005.  NFSC  also has  retained interest  in  marketable  securities  that  could  be used  to fund  $169.6 million in additional  eligible  wholesale  notes. As of July 31, 2004, the
Corporation  had utilized  $997.3  million of the revolving  wholesale note trust.

Truck Retail  Instalment  Paper  Corporation  ("TRIP"),  a special  purpose wholly-owned  subsidiary  of the  Corporation,  issued  $500.0  million  of senior and  subordinated  floating rate  asset-backed  notes on October 16,
2000.  The  proceeds  were used to establish a revolving  retail  warehouse facility to fund the  Corporation's  retail notes and retail leases,  other than fair market value leases,  during the  accumulation  period prior to a receivable  sale.  There were $130.2  million in retail notes and leases at the end of the third  quarter  2004,  compared  with $500.0  million at the end of the third quarter 2003.  This  difference  was a result of a conduit sale in the third quarter of 2004.

The  Corporation  also has  $820.0  million  contractually  committed  bank revolving  credit  facility  that will mature in December  2005. As of July
31, 2004, $652.0 million of this facility was utilized.

As of July  31,  2004,  the  aggregate  available,  including  unrestricted cash,  to fund finance  receivables  under all the various  facilities  was
$1,049.1 million.

Navistar assumed the $220.0 million 4.75 percent  convertible  subordinated debt due in 2009 from the  Corporation  in June 2004. As  compensation  for the assumption of this debt, the  Corporation  paid Navistar  approximately
$170.0 million in cash.  Navistar's  assumption of the  Corporation's  debt resulted in an $11.9  million  increase in  additional  paid in capital for the Corporation.

The weighted  average  borrowing rate on all debt outstanding for the first nine  months of fiscal  2004  decreased  to 3.11%  from  3.67% for the same period  in  2003.  The  decrease  in  the  Corporation's  weighted  average borrowing rate is primarily a result of lower LIBOR rates.

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
Statement  retains  the  disclosures  previously  required  by SFAS 132 but adds  additional  disclosure  requirements  about the assets,  obligations, cash  flows,  and net  periodic  benefit  cost of defined  benefit  pension plans and other defined  benefit  postretirement  plans.  It also calls for the required  information  to be provided  separately for pension plans and for  other  postretirement  benefit  plans.  The Corporation  assessed  the assets, obligations, cash flows, and net periodic benefit cost for  pension plans and for other postretirement benefit plans and determined the amounts to be immaterial;  therefore, related dislosures have been omitted.

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

On December 8, 2003, the President signed the Medicare  Prescription  Drug,
Improvement  and  Modernization  Act of 2003 ("the Act") into law.  The Act introduces a voluntary  prescription  drug benefit  under  Medicare as well as a federal  subsidy  to  sponsors  of  retiree  health  care  plans  that
provide   prescription   drug  benefits  that  are  at  least   actuarially
equivalent  to  Medicare  Part D.  In  May 2004, the FASB issued FSP 106-2,
"Accounting   and   Disclosure   Requirements   Related   to  the  Medicare
Prescription  Drug,  Improvement  and  Modernization  Act  of  2003", which requires the commencement of accounting recognition for the  effects of the
Act  no later  than  the Corporation's quarter ending October 31, 2004. The
Corporation implemented  the  accounting guidance related to the effects of the Act during  the  quarter  ended July 31, 2004. The cumulative effect of accounting for  the subsidy  as of the date of the Act  through the date of implementation  resulted in an  immaterial  reduction  to the Corporation's postretirement benefit expenses and liabilities.

--------------------------------------------------------------------------------
                       NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The  Corporation's  principal  executive  officer  and  principal  financial officer,  along with other  management  of the  Corporation,  evaluated  the
Corporation's  disclosure  controls  and  procedures  (as  defined  in  rule
13a-15(e)  and  15d-15(e)  under the  Securities  Exchange  Act of 1934,  as amended)  as of July 31,  2004.  Based  on that  evaluation,  the  principal executive  officer  and  principal  financial  officer  of  the  Corporation
concluded   that,  as  of  July  31,  2004,  the  disclosure   controls  and
procedures  in place at the  Corporation  were (1)  designed  to ensure that material  information  relating to the  Corporation is made known to them to allow timely decisions regarding required  disclosure and (2) effective,  in that such disclosure  controls and procedures provide  reasonable  assurance that  information  required to be  disclosed by the  Corporation  in reports that the  Corporation  files or submits under the Exchange Act, is recorded, processed,  summarized  and  reported on a timely basis in  accordance  with applicable  rules and  regulations.  Although  the  Corporation's  principal
executive   officer   and   principal    financial   officer   believe   the
Corporation's  existing  disclosure  controls and procedures are adequate to enable  the  Corporation  to comply  with its  disclosure  obligations,  the
Corporation  is  in  the  process  of  formalizing   and   documenting   the
procedures already in place.

Changes in Internal Control over Financial Reporting

The  Corporation  has not made any  change  to its  internal  control  over financial  reporting (as defined in rule 13a-15(f) and 15d-15(f)  under the
Exchange  Act)  during the  fiscal  quarter  ended July 31,  2004 that have materially  affected,  or are reasonably likely to materially  affect,  the
Corporation's internal control over financial reporting.

================================================================================
                       NAVISTAR FINANCIAL CORPORATION
                              AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no  material  pending  legal  proceedings  other than  ordinary, routine litigation incidental to the business of the Corporation.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        3    Articles of Incorporation and By-Laws................E-1

        4    Instruments Defining Rights of Security Holders,
             including Indentures.................................E-2

       10    Material Contracts...................................E-4

       31.1  CEO Certification Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002........E-12

       31.2  CFO Certification Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002........E-14

       32    CEO and CFO Certifications Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002........E-16

(b)  Reports on Form 8-K filed during the quarter ended July 31, 2004:

         The  Corporation  filed a  current  report  on Form  8-K  with the
         Commission  on May  12,  2004 to  announce  Navistar's  intent  to assume the Corporation's  $220.0 million 4.75 percent  convertible subordinated debt.

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

                                  Navistar Financial Corporation
                                              (Registrant)

Date:  September 10, 2004          /s/ PAUL MARTIN
                                       Paul Martin
                                       Vice President and Controller
                                       (Principal Accounting Officer)