Form 10-K
period 2004-10-31
NAVISTAR FINANCIAL CORP
filed 2005-02-15
CIK 51303

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 2004

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

Indicate  by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes      No X

As of January 31, 2005, the number of shares  outstanding  of the  registrant's common stock was 1,600,000.

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
CORPORATION,  AND MEETS THE  CONDITIONS SET FORTH IN GENERAL  INSTRUCTION  I(1)
(a) AND (b) OF FORM 10-K AND IS  THEREFORE  FILING  THIS FORM WITH THE  REDUCED
DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                        NAVISTAR FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                                     INDEX
                                                                       Page
PART I

Item 1     Business (A)...........................................       2
Item 2     Properties (A).........................................       2
Item 3     Legal Proceedings......................................       2
Item 4.    Submission of Matters to a Vote of Security Holders (A)       3

PART II

Item 5     Market for the Registrant's Common Equity and
           Related Stockholder Matters............................       3
Item 6     Selected Financial Data (A)............................       3
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations (A)................       3
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   11
Item 8     Financial Statements and Supplementary Data............      12
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................      44
Item 9A.   Controls and Procedures................................      44
Item 9B.   Other Information......................................      44

PART III

Item 10    Directors and Executive Officers of the Registrant (A).      45
Item 11    Executive Compensation (A).............................      45
Item 12    Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters (A).....      45
Item 13    Certain Relationships and Related Transactions (A).....      45
Item 14    Principal Accountant Fees and Services.................      45

PART IV

Item 15    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K....................................      46

SIGNATURES........................................................      47

(A)Omitted or amended  as the  registrant  is  a  wholly-owned  subsidiary  of
International Truck and Engine  Corporation,  which is a wholly-owned subsidiary of Navistar International  Corporation,  and meets the  conditions  set forth in
General  Instructions  I (1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------

13

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

Periodic Reports Access

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

Item 2.    Properties

The  Corporation's  properties  principally  consist  of office  equipment  and leased  office  space  in  Schaumburg,  Illinois;  Rolling  Meadows,  Illinois;
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
Corporation.

On February 9, 2005,  the  Corporation  received a notice from the staff of the
United  States  Securities  and  Exchange   Commission   stating  that  it  was
conducting  an  informal   inquiry  into  the   Corporation's   restatement  of
financial  results  for the  fiscal  years  2002 and 2003 and the  first  three quarters of fiscal 2004  ("restatement  period").  The staff has requested that the Corporation  voluntarily  produce documents and information  related to the restatement  period.  The Corporation is fully  cooperating  with this request.
Given the  preliminary  nature of the matter,  the  Corporation  is not able to predict what impact, if any, this inquiry will have on the Corporation.

Item 4.    Submission of Matters to a Vote of Security Holders

Intentionally omitted.  See the index page of this report for an explanation.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

As of October  31,  2004,  International  owned all shares of NFC's  issued and
outstanding   capital   stock.   No  shares  are   reserved  for  officers  and
employees,  or for options,  warrants,  conversions  and other rights.  NFC did not pay any  dividends  in  fiscal  2004 or 2002.  NFC paid  $50.0  million  in dividends to International during fiscal 2003.

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

Restatement

The  accompanying  management's  discussion  and  analysis  gives effect to the restatement  of the  consolidated  financial  statements  for the  years  ended
October 31, 2003 and 2002,  as  discussed in Note 2 to  Consolidated  Financial
Statements.

Off-Balance Sheet Arrangements

The  Corporation   enters  into  guarantees  and  sales  of  receivables   that
appropriately  are not reflected on our balance sheet,  which have or will have an  effect  on our  financial  condition,  revenues  or  expenses,  results  of operations, liquidity, capital expenditures or capital resources.

Guarantees

The Corporation  periodically  guarantees the  outstanding  debt of affiliates.
The  guarantees   allow  for   diversification   of  funding  sources  for  the
affiliates.  As of October 31, 2004, the  Corporation  has numerous  guarantees
related  to  Navistar's   three   Mexican   finance   subsidiaries,   Servicios
Financieros   Navistar,   S.A.  de  C.V.  ("SOFOL"),   Arrendadora   Financiera
Navistar,  S.A. de C.V.  ("Arrendadora")  and Navistar  Comercial  S.A. de C.V.
("Commercial").  The  Corporation  has no  recourse  as  guarantor  in  case of default.  As of October 31, 2004,  the  Corporation's  maximum  exposure  under these guarantees is the total amount outstanding at that date, $134.4 million.

On  July 30, 2004, the Corporation, through NFRRC, sold retail note receivables to a conduit.  In order  to  match  fund  the fixed rate  receivables  with the variable rate  debt  of the  conduit, the conduit entered into an interest rate swap agreement  on  the  anticipated  cash  flows  from  the receivables.  NFC, as servicer, has indemnified the conduit  for the  impact any variance in those
cash  flows  has  on  the  swap   settlement.  As  of  October  31,  2004,  the
Corporation has not recorded any liability related to this indemnification.

Sales of Receivables

The Corporation  securitizes and sells receivables  through Navistar  Financial
Retail  Receivable   Corporation   ("NFRRC"),   Navistar  Financial  Securities
Corporation  ("NFSC"),  Truck Retail  Accounts  Corporation  ("TRAC") and Truck
Engine   Receivables   Financing   Co.   ("TERFCO"),   all   special   purpose,
wholly-owned  subsidiaries  ("SPC's") of the Corporation,  to fund its business
operations.   The  securitization   market  provides  the  Corporation  with  a
cost-effective  source of  funding.  In a typical  securitization  transaction, the Corporation  sells a pool of finance  receivables to a SPC that establishes
a  qualifying   special   purpose   entities   ("QSPE")   consistent  with  the
requirements of Statements of Financial  Accounting  Standards ("SFAS") No. 140
"Accounting   for   Transfers   and   Servicing   of   Financial   Assets   and
Extinguishments  of  Liabilities".  The SPC then  transfers the  receivables to the QSPE,  generally a trust,  in exchange for proceeds  from  interest-bearing
securities,    commonly   called   asset-backed   securities   ("ABS").   These
securities  are  issued by the QSPE and are  secured by future  collections  on
the  sold  receivables.   The  sales  of  receivables  in  each  securitization
constitute sales under accounting  principles  generally accepted in the United
States of America,  with the result that the sold  receivables are removed from the  Corporation's  balance sheet and the  investor's  interests in the related trust or conduit are not reflected as liabilities.

The Corporation  often retains  interests in the securitized  receivables.  The retained  interests may include senior and subordinated  securities,  undivided interests in  wholesale  receivables,  restricted  cash held for the benefit of the QSPE's,  and interest-only  strips.  The Corporation's  retained  interests will be the first to absorb any credit losses on the sold  receivables  because
the  Corporation   retains  the  most  subordinated   interests  in  the  QSPE,
including  subordinated   securities,   the  right  to  receive  excess  spread
(interest-only  strip) and any  residual  or  remaining  interests  of the QSPE after  all  asset-backed  securities  are  repaid  in full.  The  Corporation's exposure to credit  losses on the sold  receivables  is limited to its retained interests.  The SPC's  assets are  available to satisfy the  creditors'  claims prior  to such  assets  becoming  available  for the  SPC's  own uses or to the
Corporation  or affiliated  companies.  The  Corporation is under no obligation to  repurchase  any sold  receivable  that  becomes  delinquent  in  payment or otherwise is in default.  The holders of the  asset-backed  securities  have no recourse  to the  Corporation  or its other  assets for  credit  losses on sold receivables  and have no ability  to  require  the  Corporation  to  repurchase their  securities.  The  Corporation  does not guarantee any securities  issued by  OSPE's.  The  Corporation,  as  seller  and  the  servicer  of the  finance receivables  is obligated to provide  certain  representations  and  warranties
regarding  the   receivables.   Should  any  receivables  fail  to  meet  these
representations and warranties,  the Corporation,  as servicer,  is required to repurchase the receivables.

Risks to Future Sales of Receivables

The Corporation  relies heavily on  securitization  for cost effective  funding of its  operations.  The  Corporation's  ability to sell its receivables may be
dependent  on  the  following  factors:   the  volume  and  credit  quality  of
receivables   available  for  sale,   the   performance   of  previously   sold
receivables,  general  demand  for the  type  of  receivables  the  Corporation offers, market capacity for the Corporation sponsored  investments,  accounting and regulatory  changes,  the Corporation's  debt ratings and the Corporation's ability to maintain  back-up  liquidity  facilities for certain  securitization programs.  If as a  result  of any of  these  or  other  factors,  the  cost of securitized  funding  significantly  increased or  securitized  funding were no longer available to the Corporation,  the Corporation's  operations,  financial condition and liquidity could be adversely impacted.

Contractual Obligations

The following table  provides  aggregate  information  about  the Corporation's
outstanding   contractual   obligations  and other  long-term liabilities as of
October 31, 2004:

Due in Fiscal                  2005   2006-2007  2008-2009  After 2010    Total
Senior and Subordinated Debt $570.5    $739.1     $15.1        $0.5    $1,325.2
Operating Leases.............   2.0       2.9       1.9         4.8        11.6
      Total.................  572.5     742.0      17.0         5.3     1,336.8

The table above does not include interest  obligations  because the Corporation
does  not  have  any  fixed  interest  payments.   The  Corporation's  interest
obligations are based on current interest rates and outstanding amounts.

Results from Continuing Operations

Results from continuing operations for the last three years were as follows:

                                                              As Restated
Millions of Dollars                               2004      2003       2002
Gains on sales of receivables                    $25.9     $46.3      $16.4
Income related to sales of finance receivables    53.5      66.9       35.4
Cost of borrowing                                 48.7      57.5       66.1
Income before taxes                              102.3      98.8       67.7
Income from continuing operations                 61.1      57.9       39.1

Other Financial Data:
Return on average equity                          15.8%     16.4%      11.4%
Retail notes and finance lease
     receivables sold,
     net of unearned finance income           $1,120.0  $1,705.0   $1,000.0

The gains on sales of  receivables  in 2004 were lower  than in 2003  primarily because of lower  receivable  sales volume and higher rates on the asset-backed securities.  In 2004,  the  Corporation  sold  $1,120.0 million of retail notes and finance lease receivables compared to $1,705.0 million in 2003.  The  gains on sales of receivables on the sales in 2003 were higher than in 2002 primarily because of higher sales volume and lower rates on the asset-backed securities.

Borrowing  costs  decreased 15.3% in 2004 to $48.7 million and 13.0% in 2003 to
$57.5 million primarily due to lower average  receivable  funding  requirements
and  lower  average   interest  rates.  The   Corporation's   weighted  average
interest rate on senior and  subordinated  debt was 3.1% in 2004,  3.6% in 2003
and  4.0%  in  2002.  The  decrease  in  the  Corporation's   weighted  average
interest  rate is  primarily  a result  of lower  LIBOR.  The  ratio of debt to equity was 3.1:1 and 4.1:1 as of October 31, 2004 and 2003, respectively.

Provision for losses on  receivables  totaled $8.2 million in 2004, a reduction of $7.6  million from the $15.8  million  recognized  in 2003.  The decrease in provision  was primarily due to overall  improvement  in portfolio  performance and improved recoveries in the used truck markets.

Financing Condition

Financing Volume and Finance Market Share

In  fiscal  2004,  the   Corporation's   net  retail  note  and  finance  lease
originations  were $1,385.6  million,  compared with $1,112.7 million in fiscal
2003, an increase of 24.5% from 2003.  The  Corporation's  finance market share of new  International  trucks sold in the U.S.  decreased  slightly to 15.5% at
October 31, 2004 compared to 15.7% at October 31, 2003;  however,  net serviced retail notes and finance  leases  balances were  $2,757.7  million and $2,506.5
million  as  of  October   31,  2004  and  2003,   respectively.   Originations
increased  despite  relatively  constant  finance  market share  primarily as a result of higher sales volume by International's dealers.

In  fiscal  2003,  the   Corporation's   net  retail  note  and  finance  lease
originations   were  $1,112.7   million,   an  increase  of  11.0%  from  2002.
Originations   increased  despite  relatively  constant  finance  market  share primarily as a result of higher sales volume.

The Corporation  provided 95% of the wholesale  financing of new trucks sold to
International's  dealers  in  fiscal  2004  and  96% in  2003.  Wholesale  note originations  were  $4,312.4  million in fiscal 2004,  compared  with  $3,168.7 million fiscal 2003, an increase of 36.1%.  Serviced  wholesale  notes balances were  $1,305.2  million and $860.7  million  as of October  31,  2004 and 2003, respectively.  These  increases  reflect  International's  higher  sales to its dealers in the United States.

Funds Management

The Corporation has  traditionally  obtained the funds to provide  financing to
International's   dealers   and   retail   customers   from  sales  of  finance
receivables,  short and  long-term  bank  borrowings,  and medium and long-term debt.  The  Corporation's  current  debt  ratings  have made  sales of  finance receivables the most economical source of funding.

Credit Ratings

The Corporation's debt ratings as of October 31, 2004 are as follows:

                                                      Standard
                                 Fitch      Moody's   and Poor's
Senior unsecured debt             BB          Ba3        BB-
Subordinated debt                 B+          B2          B
Outlook                         Stable      Stable     Stable

Funding Facilities

Receivable  sales are a significant  source of funding.  The Corporation  sells receivables  to SPC's.  Through  the  asset-backed  public  market and  private placement  sales,  the Corporation has been able to fund its operating needs at rates,  which are more  economical  than those  available to the Corporation in
the  public  unsecured  bond  market.   These  SPC's  are  separate   corporate
entities and their assets will be  available,  first and  foremost,  to satisfy the claims of their creditors.

The  Corporation  sells  retail  notes  and  finance  leases  through  Navistar
Financial  Retail  Receivables   Corporation   ("NFRRC"),  a  special  purpose,
wholly-owned  subsidiary of the  Corporation.  During fiscal 2004 and 2003, the
Corporation  sold  $1,120.0  million and  $1,705.0  million,  respectively,  of retail  notes and  finance  leases to an owner  trust  which,  in turn,  issued asset-backed  securities  that were sold to investors.  As of October 31, 2004, the remaining  shelf  registration  available to NFRRC for the public  issuance of asset-backed securities was $4,000.0 million.

Navistar  Financial  Securities   Corporation   ("NFSC"),  a  special  purpose,
wholly-owned  subsidiary of the  Corporation,  has in place,  as of October 31,
2004, a revolving  wholesale  note trust that provides for the funding of up to
$1,186.3  million of eligible  wholesale  notes.  The trust is  comprised  of a
$200.0  million  tranche  of  investor  certificates  maturing  in 2008,  three
$212.0 million  tranches of investor  certificates  maturing in 2005, 2006, and
2007,  variable funding  certificates with a maximum capacity of $200.0 million maturing in February 2005 and a seller  certificate  of $150.3  million.  As of
October  31,  2004,  the  Corporation  had  utilized  $1,132.3  million  of the revolving wholesale note trust.

During  the  second  quarter  of  2004,   Truck  Retail  Accounts   Corporation
("TRAC"),  a  special  purpose,  wholly-owned  subsidiary  of the  Corporation, obtained  financing for its retail accounts with a bank conduit  that  provides for the funding  of  up  to $100.0  million  of  eligible retail accounts.  The revolving  retail account  facility  expires in April 2005. The sales of retail
accounts under  TRAC  constitute   sales  under  generally  accepted accounting
principles in the United States of America, with the result being sold accounts are removed  from the Corporation's balance sheet and the investor's  interests are not  reflected  as liabilities.  As of October  31, 2004, this facility was fully utilized.

Truck  Engine  Receivables   Financing  Co.  ("TERFCO"),   a  special  purpose,
wholly-owned  subsidiary  of  the  Corporation,  has  in  place  a  trust  that provides  for the  funding of $100.0  million of  unsecured  trade  receivables generated  by the  sale  of  diesel  engines  and  engine  service  parts  from
International  to Ford Motor  Company.  This  facility,  which  will  expire in
2005, was fully utilized as of October 31, 2004.

Truck Retail Instalment Paper Corp. ("TRIP"),  a special purpose,  wholly-owned
subsidiary  of  the   Corporation,   issued   $500.0   million  of  senior  and
subordinated  floating rate  asset-backed  notes on October 16, 2000, which was fully  utilized  as of  October  31,  2004.  The notes  will  expire in October
2005.  The  proceeds  were  used to  establish  a  revolving  retail  warehouse facility to fund the Corporation's  retail notes and retail leases,  other than fair market value leases.  The Corporation  retains a repurchase option against the  retail  notes  and  leases  sold  into  TRIP.  Due  to the  nature  of the repurchase option, TRIP's assets and liabilities are consolidated.

In June 2004,  International  Truck  Leasing  Corporation  ("ITLC"),  a special purpose,  wholly-owned  subsidiary  of  the  Corporation,  was  established  to provide  for the  funding of certain  leases.  As of October  31,  2004,  $20.0 million had been funded  through this  subsidiary.  ITLC's assets are available to satisfy its creditors'  claims prior to such assets  becoming  available for
ITLC's uses or to the Corporation or affiliated companies.

The  Corporation  also  has an  $820.0  million  contractually  committed  bank revolving  credit  facility  that will mature in December  2005.  As of October
31, 2004, the  Corporation  utilized  $697.0  million of this  facility,  $25.0 million of which was utilized by Navistar's Mexican finance subsidiaries.

Navistar  assumed the $220.0 million of 4.75 percent  convertible  subordinated debt due in 2009 from the  Corporation  in June 2004. As  compensation  for the assumption  of this debt,  the  Corporation  paid  Navistar  $170.0  million in cash.  Navistar's  assumption  of the  Corporation's  debt resulted in an $11.9 million increase in paid-in capital.

The  failure  of  the   Corporation   and  its  affiliates  to  complete  their
respective  Annual  Reports on Form 10-K and deliver  those reports and related required  information  to their  respective  lenders by January 29,  2005,  has resulted  in  one  or  more  defaults  under  the  revolving  credit  and  TRAC agreements.  On January  31,  2005,  the  Corporation  received a waiver of the existing  defaults under both  agreements.  The waiver permits the  Corporation to incur  additional  borrowings  under the  agreements  through  February  28,
2005.

In the event that the  Corporation  has not cured any  defaults by February 28,
2005, it will again no longer be able to incur  additional  indebtedness  under the  agreements  unless  it shall  have  obtained  subsequent  waivers.  In the event  that  the  Corporation  does  not cure  any  defaults  by March 1,  2005
(unless it shall  have  obtained  an  additional  waiver),  an event of default
shall  have   occurred   under  the  credit   and  TRAC   agreements   and  the
administrative  agent or the  lenders  will have the ability to  terminate  the facilities and demand immediate  payment of all amounts  outstanding  under the
agreements.   Such  a  demand  for  payment  would  result  in  defaults  under numerous other credit  facilities and other  agreements of the  Corporation and its  affiliates.  The  Corporation  believes  that the  defaults  will be cured prior to the  expiration  of the  waivers  through  the  delivery of the Annual
Reports on Form 10-K and the related information.

Critical Accounting Policies

The  consolidated   financial   statements  are  prepared  in  conformity  with
accounting  principles  generally  accepted  in the United  States of  America.
The  preparation of these financial  statements  requires the use of estimates, judgments,  and  assumptions  that  affect the  reported  amounts of assets and liabilities at the date of the financial  statements  and the reported  amounts of revenues  and expenses  during the periods  presented.  In  preparing  these financial  statements,  management has made its best estimates and judgments of
certain   amounts   included   in  the   financial   statements,   giving   due
consideration  to materiality.  The  significant  accounting  principles  which management  believes are the most important to aid in fully  understanding  the
Corporation's   financial   results  are  included  below.  See  the  Notes  to
Consolidated  Financial  Statements  for a more detailed  description  of other accounting policies.

o     Allowance for Losses

      The  allowance  for  losses  is  established  through  a  charge  to  the provision  for  losses.  The  allowance  is an  estimate  of  the  amount
      required  to  absorb   losses  on  the  existing   portfolio  of  finance
      receivables  and  operating  leases  that  may become uncollectible.  The allowance  is  maintained  at  an amount management considers appropriate in relation to the outstanding portfolio based on factors such as overall portfolio  credit risk quality,  historical loss experience,  and current
      economic  conditions.  Finance  receivables  and  operating  leases   are
      charged  off to the  allowance  for  losses  when  amounts  due  from the customers are determined to be uncollectible.

      Under  various  agreements,  International  and its dealers may be liable for a portion of customer  losses or may be required  to  repurchase  the repossessed  collateral at the receivable  principal value. The amount of losses the  Corporation  records in its bad debt provision are net of the amounts received under these agreements.

o     Sales of Receivables

      The Corporation  securitizes finance receivables through sales to QSPE's, which  then  issue  securities  to  public  and  private  investors.  The
      Corporation  sells  receivables  to the  QSPE's  with  limited  recourse.
      Gains or  losses on sales of  receivables  are  credited  or  charged  to revenue in the  periods  in which the sales  occur.  Retained  interests, which  include  interest-only  receivables,  cash reserve  accounts,  and subordinated  certificates,  are recorded at fair value in the periods in which the sales  occur.  The  accretion  of the  discount  related to the retained interests is recognized on an effective yield basis.

      Management  estimates the prepayment speed for the receivables  sold, the discount rate used to determine  the present  value of the  interest-only receivable and the  anticipated net losses on the receivables in order to calculate the gain or loss. The method for  calculating  the gain or loss aggregates the receivables in a homogenous  pool.  Estimates are based on
      historical   experience,   anticipated   future  portfolio   performance,
      market-based  discount rates and other factors,  and are made  separately
      for  each  securitization   transaction.  In  addition,  the  Corporation
      estimates  the  fair  value  of the  retained  interests  on a  quarterly basis.  The  fair  value  of the  interest-only  receivable  is  based on present  value  estimates of expected cash flows using  management's  key assumptions of prepayment speeds, discount rates and net losses.

o     Net Investments in Equipment on Operating Leases

      Included in the net  investments  in equipment  on  operating  leases are trucks,  tractors  and  trailers  leased  to  customers  under  operating leases.  Included in this value are  estimates of the residual  values of the equipment.  The residual values represent  estimates of the values of the  assets  at  the  end  of  the  lease  contracts  and  are  initially determined  based on estimates of future market  values.  Realization  of the residual values is dependent on the  Corporation's  future ability to
      market  the  vehicles  under  then  prevailing   conditions.   Management
      reviews  residual values  periodically to determine that recorded amounts are  appropriate  and the operating  lease assets have not been impaired.
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
      Repossessed   assets  are  reclassified   from  finance   receivables  or
      investment  in  equipment  on  operating  leases  to  repossessions   and
      reported in Other  Assets on the  Statements  of  Consolidated  Financial
      Condition.  They are  recorded  at the lower of  historical  cost or fair value, with the related adjustments  recorded in the allowance for credit losses.

o     Pension and Other Postretirement Benefits

      The Corporation  provides defined benefit,  postretirement  benefits to a portion of its employees.  Costs associated with postretirement  benefits include  pension and  postretirement  health care expenses for employees,
      retirees  and  surviving   spouses  and  dependents.   The  Corporation's
      employee pension and postretirement  heath care expenses are dependent on management's  assumptions  used by actuaries in calculating such amounts.
      These assumptions  include discount rates,  health care cost trend rates, inflation,  long-term return on plan assets,  retirement rates, mortality rates and other factors.

      See  Note  11  to  the   Consolidated   Financial   Statements  for  more
      information regarding costs and assumptions for postretirement benefits.

New Accounting Pronouncements

In March  2004,  the  Emerging  Issues  Task  Force  ("EITF")  reached  a final consensus on EITF 03-1,  "The Meaning of  Other-Than-Temporary  Impairment  and
Its  Application to Certain  Investments".  In September  2004, the FASB issued
FSP  EITF-03-1-1,  "Effective  Date of  Paragraphs  10-20 of EITF 03-1",  which deferred  the  effective  date of  paragraphs  10-20 of EITF  03-1.  EITF  03-1 paragraph 21 requires specific  disclosure for all investments in an unrealized loss  position  for  which  other  than  temporary  impairments  have  not been recognized.  The  Corporation  has  included  this  disclosure  in  Footnote 15
Sales of Receivables.

In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")  issued
Interpretation  No. 46,  "Consolidation  of Variable Interest  Entities".  This
interpretation  addresses  consolidation   requirements  of  variable  interest
entities  ("VIE's").  In December  2003,  the FASB revised this  Interpretation
to  clarify  the   application   of  Accounting   Research   Bulletin  No.  51,
"Consolidated  Financial  Statements",  to  certain  entities  in which  equity investors do not have the  characteristics of a controlling  financial interest
for  the  entity  to  finance  its  activities  without  additional   financial
support.  This  Interpretation,  as revised,  is effective  for periods  ending after December 15, 2003. The  Corporation  determined  that it does not have an interest in a VIE, as defined within this Interpretation. Transferors to QSPE's subject to the reporting  requirements of  SFAS 140, "Accounting for  Transfers
and Servicing  of Financial Assets and Extinguishments  of  Liabilities",   are
excluded  from the  scope of this  interpretation.  The  Corporation  currently sells  receivables to entities meeting the  requirements of QSPE's.  Therefore, this  Interpretation has no impact on the Corporation's  results of operations, financial condition, and cash flows.

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
Improvement and  Modernization  Act of 2003",  which requires the  commencement of  accounting  recognition  for the  effects  of the  Act no  later  than  the
Corporation's  quarter  ending October 31, 2004.  The  Corporation  implemented the  accounting  guidance  related to the effects of the Act during the quarter ended July 31, 2004.  The cumulative  effect of accounting for the subsidy,  as of the date of the Act  through  the  date of  implementation,  resulted  in an immaterial reduction to the Corporation's  postretirement  benefit expenses and liabilities.

Business Outlook

Certain   statements,   which  involve  risks  and  uncertainties,   constitute
"forward-looking   statements"   under   the   Securities   Reform   Act.   The
Corporation's   actual  results  may  differ  significantly  from  the  results discussed  in such  forward-looking  statements.  Navistar  currently  projects
2005 U.S.  and  Canadian  Class 8 heavy truck  demand to be 262,000  units,  up
19.1% from 2004.  Class 6 and 7 medium truck  demand,  excluding  school buses, is forecast at 100,000 units, unchanged from 2004.

Demand for school  buses is  expected  to be 27,500  units,  up 5.0% from 2004.
Mid-range  diesel engine  shipments by Navistar to OEMs in 2005 are expected to be 365,400 units, 2.1% higher than 2004.

Management  believes that  collections on the outstanding  finance  receivables portfolio plus  facilities  available from the  Corporation's  various  funding sources  will permit the  Corporation  to meet the  financing  requirements  of
International's dealers and retail customers through 2005 and beyond.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The  Corporation  is exposed to market risk  primarily due to  fluctuations  in interest  rates.  Interest  rate risk  arises  from the funding of a portion of
the  Corporation's   fixed  rate  receivables  with  floating  rate  debt.  The
Corporation has managed  exposure to interest rate changes by funding  floating rate  receivables  with  floating  rate debt and fixed  rate  receivables  with fixed  rate  debt,  floating  rate  debt and  equity  capital.  Management  has reduced  the net  exposure,  which  results  from the  funding  of  fixed  rate
receivables   with  floating   rate  debt  by  generally   selling  fixed  rate
receivables  on a  fixed  rate  basis  and by  utilizing  derivative  financial instruments,  primarily swaps, when  appropriate.  The Corporation does not use derivative financial instruments for trading purposes.

The  Corporation  measures its interest rate risk by estimating  the net amount
by  which  the  fair  value  of  all  interest   rate   sensitive   assets  and
liabilities,  including derivative financial instruments,  would be impacted by
selected   hypothetical  changes  in  market  interest  rates.  Fair  value  is estimated  using a  discounted  cash flow  analysis.  Assuming  a  hypothetical instantaneous  10%  adverse  change in interest  rates as of October 31,  2004, the  estimated  fair value of the net assets  would  decrease by  approximately
$6.3 million.  The Corporation's  interest rate sensitivity  analysis assumes a parallel shift in interest rate yield curves.  The model,  therefore,  does not
reflect  the  potential   impact  of  changes  in  the   relationship   between
short-term and long-term interest rates.

Item 8.  Financial Statements and Supplementary Data
                                                                      Page

  Index

   Consolidated Financial Statements:
      Statements of Consolidated Income and Retained Earnings
       Fiscal years ended October 31, 2004, 2003 (as restated)
       and 2002 (as restated)......................................     14
      Statements of Consolidated Comprehensive Income for the
       Fiscal years ended October 31, 2004, 2003 (as restated)
       and 2002 (as restated).........................................  14
      Statements of Consolidated Financial Condition
       October 31, 2004 and 2003 (as restated) .......................  15
      Statements of Consolidated Cash Flow
       Fiscal years ended October 31, 2004, 2003 (as restated)

-------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries

       Statements of Consolidated Income and Retained Earnings
                         Millions of Dollars
                                                                  As Restated
                                                                 (See Note 2)
For the years ended October 31                       2004       2003      2002
Revenues
   Retail Notes and Finance Leases                 $ 47.6      $51.6     $59.0
   Income Related to Sales of Finance Receivables    53.5       66.9      35.4
   Operating Leases                                  51.2       64.5      76.2
   Wholesale Notes                                   33.5       31.0      27.6
   Accounts                                          22.4       17.7      18.9
   Servicing Income                                  27.4       25.4      26.8
   Other Revenue                                      3.5        5.4       8.2
         Total                                      239.1      262.5     252.1

Expenses
   Cost of Borrowing
      Interest Expense                               40.9       49.8      58.0
      Other                                           7.8        7.7       8.1
   Credit, Collection and Administrative             39.8       41.2      39.5
   Provision for Credit Losses                        8.2       15.8      20.5
   Depreciation on Operating Leases                  38.1       45.0      55.4
   Other Expense                                      2.0        4.2       2.9
         Total                                      136.8      163.7     184.4

Income Before Taxes                                 102.3       98.8      67.7
Income Tax Expense                                   41.2       40.9      28.6
Income from Continuing Operations                    61.1       57.9      39.1

Loss on Disposal of Discontinued Operations,
   (net tax of $0.0, $1.5 and $0.7)                    -        (2.4)     (1.2)

Net Income                                           61.1       55.5      37.9

Retained Earnings
   Beginning of Year                                184.9      179.4     141.5
   Dividends Paid                                      -       (50.0)       -
   End of Year                                     $246.0     $184.9    $179.4

           Statements of Consolidated Comprehensive Income
                              Millions of Dollars
                                                              As Restated
                                                             (See Note 2)
For the years ended October 31                       2004    2003   2002
Net Income                                         $ 61.1  $ 55.5  $ 37.9
Other Comprehensive Loss:
   Net Unrealized Gains (Losses) on Investments
   (net of tax of $0.8, $0.8 and ($2.9))             (1.3)   (1.2)    4.7
   Minimum Pension Liability Adjustment
   (net of tax of $0.3, $4.3 and $0.3)               (0.5)   (6.9)   (0.5)
      Total                                          (1.8)   (8.1)    4.2
Comprehensive Income                               $ 59.3  $ 47.4  $ 42.1

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries

           Statements of Consolidated Financial Condition
                         Millions of Dollars
                                                                As Restated
                                                               (See Note 2)
As of October 31                                      2004         2003

ASSETS

Cash and Cash Equivalents                            $ 10.4     $      -
Finance Receivables
   Finance Receivables                                814.8        519.9
   Other Finance Receivables                          461.0        347.3
   Allowance for Losses                                (6.7)       (12.9)
      Finance Receivables, net                      1,269.1        854.3

Amounts Due from Sales of Receivables                 383.4        349.0
Net Investment in Equipment on Operating Leases       148.9        191.1
Restricted Marketable Securities                       63.0        505.6
Other Assets                                           33.5         52.3
   Total Assets                                      $1,908.3   $1,952.3

LIABILITIES AND SHAREOWNER'S EQUITY

Net Accounts Payable to Affiliates                   $ 43.5       $  3.2
Senior and Subordinated Debt                        1,325.2      1,461.9
Other Liabilities                                     116.0        134.8
   Total Liabilities                                1,484.7      1,599.9

Commitments and Contingencies                            -             -

Shareowner's Equity
Capital Stock (par value $1.00, 1,600,000 shares
   issued and outstanding) and Paid-In Capital        182.9        171.0
Retained Earnings                                     246.0        184.9
Accumulated Other Comprehensive Loss                   (5.3)        (3.5)
   Total Shareowner's Equity                          423.6        352.4

Total Liabilities and Shareowner's Equity          $1,908.3     $1,952.3

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Navistar Financial Corporation and Subsidiaries

                Statements of Consolidated Cash Flow
                         Millions of Dollars
                                                              As Restated
                                                              (See Note 2)
For the years ended October 31                    2004      2003      2002
Cash Flow From Operations
   Net Income                                   $ 61.1     $55.5    $ 37.9
   Adjustments to reconcile net income to
    cash provided from operations:
      Loss on disposal of discontinued
             operations, net of tax                 -        2.4       1.2
      Gains on sales of receivables              (25.9)    (46.3)    (16.4)
      Depreciation, amortization and accretion    18.7      27.9      39.9
      Provision for credit losses                  8.2      15.8      20.5
      Net change in accounts payable to
          affiliates                              40.3     (48.0)     37.0
      Net change in accounts payable to others   (19.2)      4.2       8.4
      Net change in accrued income taxes          (3.3)     13.6       9.0
      Net change in accrued interest              (1.4)     (1.7)     (4.2)
      Other                                       16.4      14.8      (0.8)
        Total                                     94.9      38.2     132.5

Cash Flow From Investing Activities
   Originations of finance receivables        (1,385.6) (1,112.7) (1,001.0)
   Proceeds from sales of finance receivables  1,118.6   1,701.1     999.0
   Proceeds from sales of retail accounts        100.0         -         -
   Net change in restricted marketable
        securities                               442.6    (401.0)    109.0
   Collections of retail notes and finance
      leases receivables,net of change in
      unearned finance income                    130.4     105.7      78.7
   Repurchase of sold retail receivables        (158.5)   (208.5)   (214.3)
   Net change in wholesale notes and
       accounts receivables                     (213.6)    (53.0)    (58.8)
   Net change in amounts due from sales
       of receivables                              5.5      56.1      27.5
   Purchase of equipment on operating leases     (29.5)    (40.0)    (59.9)
   Sale of equipment on operating leases          33.6      52.1      33.5
   Receipts from derivative contracts              0.9       4.1       3.7
   Payments on derivative contracts               (0.5)    (17.9)     (4.4)
   Proceeds from sale of discontinued operations     -         -      63.3
        Total                                     43.9      86.0     (23.7)

Cash Flow From Financing Activities
   Net change in bank revolving credit
      facility usage                             101.0     (11.0)   (110.0)
   Debt issuance costs on convertible debt           -         -      (6.3)
   Proceeds from issuance of convertible debt        -         -     169.5
   Proceeds from long-term debt                   42.9      28.4      70.4
   Principal payments on long-term debt         (102.3)   (123.6)   (222.7)
   Assumption of debt by Navistar               (170.0)        -         -
   Dividends paid to International                   -     (50.0)        -
        Total                                   (128.4)   (156.2)    (99.1)

Change in Cash and Cash Equivalents               10.4     (32.0)      9.7
Cash and Cash Equivalents, Beginning of Period       -      32.0      22.3
Cash and Cash Equivalents, End of Period        $ 10.4     $   -     $32.0

Supplementary disclosure of cash flow information:
   Interest paid                                $ 42.3    $ 51.6    $ 62.1
   Income taxes paid, net of refunds            $ 38.9    $ 20.4    $ 22.0

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

Sales of Receivables

The Corporation  securitizes  finance  receivables  through QSPE's,  which then issue  securities  to public  and  private  investors.  The  Corporation  sells receivables  to the QSPE's with limited  recourse.  Gains or losses on sales of receivables  are  credited  or charged  to revenue in the  periods in which the sales occur.  Retained  interests,  which  include  interest-only  receivables, cash reserve  accounts,  and  subordinated  certificates,  are recorded at fair value  in the  periods  in  which  the  sales  occur.  The  discount  accretion related to the retained interests is recognized on an effective yield basis.

Management  estimates  the  prepayment  speed  for the  receivables  sold,  the discount  rate  used  to  determine  the  present  value  of the  interest-only receivable  and the  anticipated  net  losses  on the  receivables  in order to calculate  the  gain or  loss.  The  method  for  calculating  the gain or loss aggregates  the  receivables  in a  homogenous  pool.  Estimates  are  based on historical experience,  anticipated future portfolio performance,  market-based
discount   rates  and  other   factors  and  are  made   separately   for  each
securitization  transaction.  In addition,  the Corporation  estimates the fair value of the  retained  interests  on a  quarterly  basis.  The  fair  value of interest-only  receivables  is based on present  value  estimates  of  expected cash flows using  management's key assumptions of prepayment  speeds,  discount rates and net losses.

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

The  accrual  of  interest  on  impaired   loans  is   discontinued   when,  in
management's  opinion,  the  borrower  may be unable to meet  payments  as they
become  due.  When  interest  accrual  is  discontinued,   all  unpaid  accrued
interest is reversed.  Interest income is  subsequently  recognized only to the extent cash payments are received.

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

Under  various  agreements,  International  and its dealers may be liable for a portion of customer  losses or may be required to  repurchase  the  repossessed collateral  at the  receivable  principal  value.  The  amount  of  losses  the
Corporation  records  as  part of bad  debt  provision  are net of the  amounts received under these agreements.

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

Net Investments in Equipment on Operating Leases

The  Corporation  has  investments  in trucks,  tractors and trailers  that are leased to customers under operating  lease  agreements.  The residual values of the  equipment  represent  estimates  of the values of the assets at the end of the lease  contracts  and are initially  recorded  based on estimates of future market  values.  Realization  of  the  residual  values  is  dependent  on  the
Corporation's  future  ability to market  the  vehicles  under then  prevailing conditions.  Management  reviews  residual  values  periodically  to  determine that recorded  amounts are  appropriate  and the  equipment on operating  lease assets  have not  been  impaired.  Each of these  assets  is  depreciated  on a straight-line  basis  over the  term of the  lease in an  amount  necessary  to reduce the leased  vehicle to its  estimated  residual  value at the end of the lease term.

Repossessions

Losses  arising  from  the  repossession  of  collateral   supporting   finance
receivables   and   operating   leases  are   recognized   upon   repossession.
Repossessed  assets are recorded at the lower of historical  cost or fair value and are  reclassified  from  finance  receivables  or  equipment  on  operating leases to  repossessions,  which is reported on the Statements of  Consolidated
Financial  Condition  as part of Other  Assets,  with the  related  adjustments recorded in allowance for losses.

Derivative Financial Instruments

The  Corporation  recognizes  all  derivatives  as assets or liabilities in the
Statements  of  Consolidated  Financial  Condition  and  measures  them at fair value in accordance with Statement of Financial  Accounting  Standards No. 133,
"Accounting  for Derivative  Instruments and Hedging  Activities",  as amended.
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

All  derivative  instruments  are  recorded  at their  fair  value.  For  those instruments,  which do not qualify for hedge accounting,  changes in fair value are recognized in income.

New Accounting Standards

In March  2004,  the  Emerging  Issues  Task  Force  ("EITF")  reached  a final consensus on EITF 03-1,  "The Meaning of  Other-Than-Temporary  Impairment  and
Its  Application to Certain  Investments".  In September  2004, the FASB issued
FSP  EITF  03-1-1,  "Effective  Date of  Paragraphs  10-20 of EITF  03-1  which deferred  the  effective  date of  paragraphs  10-20 of EITF  03-1.  EITF  03-1
paragraph  21  requires   specific   disclosure  for  all   investments  in  an
unrealized  loss position for which other than temporary  impairments  have not been  recognized.  The  Corporation has included this disclosure in Footnote 15
Sales of Receivables.

In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")  issued
Interpretation  No. 46,  "Consolidation  of Variable Interest  Entities".  This
interpretation  addresses  consolidation   requirements  of  variable  interest
entities  ("VIE's").  In December  2003,  the FASB revised this  Interpretation
to  clarify  the   application   of  Accounting   Research   Bulletin  No.  51,
"Consolidated  Financial  Statements",  to  certain  entities  in which  equity investors do not have the  characteristics of a controlling  financial interest
for  the  entity  to  finance  its  activities  without  additional   financial
support.  This  Interpretation,  as revised,  is effective  for periods  ending after December 15, 2003. The  Corporation  determined  that it does not have an interest  in a VIE,  as defined  within  this  Interpretation.  Transferors  to
QSPE's  subject  to the  reporting  requirements  of  Statements  of  Financial
Accounting  Standards ("SFAS") 140,  "Accounting for Transfers and Servicing of
Financial Assets and  Extinguishments  of  Liabilities",  are excluded from the scope of this  interpretation.  The Corporation  currently sells receivables to entities meeting the  requirements of QSPE's.  Therefore,  this  Interpretation
has  no  impact  on  the   Corporation's   results  of  operations,   financial
condition, and cash flows.

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

2. RESTATEMENT

In December  2004,  the  Corporation  determined  to restate  its  consolidated financial  statements  for the years ended October 31, 2003 and 2002  primarily to correct the Corporation's  previous  accounting for: (i) the  securitization of its  retail  notes  and  finance  lease  receivables;  (ii)  deferred  taxes related  to retail  note and  finance  lease  securitization  transactions  and secured  borrowings  to  fund  operating  and  finance  leases;  and  (iii)  an agreement to repurchase equipment.

The  restatement  recognizes  income from the  interest-only  receivables on an effective  yield  basis and  incorporates  anticipated  credit  losses into the
Corporation's  interest-only  receivables.  The retained interests are recorded at fair  value  where the  estimates  of future  cash  flows  take into  effect current business and market conditions.

Also  as a  part  of  the  correction  of the  securitization  accounting,  the
Corporation  reviewed its tax  treatment  and  deferred  tax assets  related to these  securitizations  as  well  as for  its  secured  borrowings  related  to operating and finance leases.  As a result, a decrease to deferred tax liability
of  $16.2  was  recorded  in 2003.  Tax  liabilities  are   included  in  Other
Liabilities.

The  Corporation  made an additional  adjustment to recognize a residual  value guarantee  of $11.9 in  Other  Assets  and a  corresponding  increase  in Other
Liabilities for the repurchase of equipment.

As part of the  restatement,  the  Corporation  recorded  a ($21.9)  cumulative
adjustment   to  beginning   Retained   Earnings  and  a  $7.9   adjustment  to
Accumulated  Other  Comprehensive  Loss as of November 1, 2001  reflecting  the impact  of the error  for  retail  note  securitizations  originating  in prior periods.  The  effects  of  the  restatements  on  the  consolidated  financial statements for the years ended October 31, 2003 and 2002 are summarized below:

      Income Statement                      2002                       2002
                                   Previously Reported  Adjustment  Restated
   Retail Notes and Finance Leases        $ 55.6           $3.4       $59.0
   Income Related to Sales of Finance
        Receivables                         37.3           (1.9)       35.4
   Servicing Income                         23.0            3.8        26.8
   Credit, Collection and Administrative    41.0           (1.5)       39.5
   Income Before Taxes                      60.8            6.9        67.7
   Income Tax Expense                       25.9            2.7        28.6
   Income from Continuing Operations        34.9            4.2        39.1
   Net Income                               33.7            4.2        37.9
   Comprehensive Income                     33.5            8.6        42.1

      Balance Sheet                         2003                      2003
                                   Previously Reported  Adjustment  Restated
   Amounts Due from Sales of Receivables   $368.9        $(19.9)    $349.0
   Other Assets                              39.9          12.4       52.3
   Total Assets                           1,959.8          (7.5)   1,952.3
   Net Accounts Payable to Affiliates         4.2          (1.0)       3.2
   Other Liabilities                        129.5           5.3      134.8
   Retained Earnings                        204.6         (19.7)     184.9
   Accumulated Other Comprehensive Loss     (11.4)          7.9       (3.5)
   Total Shareowner's Equity                364.2         (11.8)     352.4

      Income Statement                      2003                      2003
                                   Previously Reported  Adjustment  Restated
   Retail Notes and Finance Leases        $ 46.5           $5.1      $51.6
   Income Related to Sales of
        Finance Receivables                 76.4           (9.5)      66.9
   Servicing Income                         25.2            0.2       25.4
   Credit, Collection and Administrative    42.7           (1.5)      41.2
   Income Before Taxes                     101.5           (2.7)      98.8
   Income Tax Expense                       41.6           (0.7)      40.9
   Income from Continuing Operations        59.9           (2.0)      57.9
   Net Income                               57.5           (2.0)      55.5
   Comprehensive Income                     49.4           (2.0)      47.4

3. TRANSACTIONS WITH AFFILIATED COMPANIES

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
Substantially  all revenues  earned on wholesale  accounts and retail  accounts are received from  International.  Aggregate  interest  revenue  collected from
International  was  $40.1 in  2004,  $36.9  in 2003  and  $32.2  in  2002.  The
interest  revenues  are reported in  Wholesale  Notes and Accounts  revenues on the Statement of Consolidated Income.

Retail Notes and Lease Financing

In  accordance  with  agreements  between the  Corporation  and  International,
International  may be liable  for  certain  losses on finance  receivables  and
investments   in  equipment  on  operating   leases  and  may  be  required  to
repurchase  the  repossessed  collateral  at the  receivable  principal  value.
Losses  recorded by  International  on its financial  statements  were $10.4 in
2004, $24.1 in 2003 and $38.2 in 2002.

Support Agreements

Under  provisions  of  certain  public  and  private  financing   arrangements,
agreements  with  International  and Navistar  provide  that the  Corporation's
consolidated   income  before  interest   expense  and  income  taxes  will  be
maintained  at not less  than 125% of its  consolidated  interest  expense.  No income  maintenance  payments were required during the three-year  period ended
October 31, 2004.

Administrative Expenses

The  Corporation  pays a fee to  International  for data  processing  and other administrative  services  based on the actual cost of services  performed.  The amount  of the fee was  $1.9 in 2004,  $1.9 in 2003  and $2.2 in 2002.  The fee
is reported in Credit,  Collection and Administrative expenses on the Statement of Consolidated Income.

Accounts Payable

Accounts  payable to  affiliates,  which the  Corporation is obligated to repay
upon  request,   were  $43.5  and  $3.2  as  of  October  31,  2004  and  2003,
respectively.

Assumption of Debt

Navistar assumed the $220.0 of 4.75 percent  convertible  subordinated debt due
in  2009  from  the  Corporation  in  June  2004.  As   compensation   for  the
assumption of this debt, the  Corporation  paid Navistar  approximately  $170.0 in  cash.  Navistar's  assumption  of the  Corporation's  debt  resulted  in an
$11.9 increase in paid-in capital for the Corporation.

4.  DISCONTINUED OPERATIONS

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

As part of its  sales  agreement  with  IAT,  the  Corporation  has  agreed  to
guarantee  the  adequacy  of  Harco's  loss  reserves.   The   Corporation  has
provided disclosures about this guarantee in Note 12.

The  components  of gain  (loss) on  disposal  recorded  in the  Statements  of
Consolidated Income and Retained Earnings are as follows:

                                  2004   2003    2002    2001      2000   Total
Gains (loss) on sale              $  -   $  -    $  -   $13.1    $(11.9)  $1.2
Severance and other exit costs       -   (3.9)   (1.9)    0.3      (3.8)  (9.3)
Curtailment loss                     -      -       -       -      (1.2)  (1.2)
Pretax gain (loss) on disposal       -   (3.9)   (1.9)   13.4     (16.9)  (9.3)
Deferred tax (expense) benefit       -    1.5     0.7    (5.1)      6.4    3.5
Total gain (loss) on disposal of
    discontinued operations       $  -  $(2.4)  $(1.2)   $8.3    $(10.5) $(5.8)

5. FINANCE RECEIVABLES

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

                                                          2004      2003
   Retail notes, net of unearned income               $  712.3   $ 404.5
   Finance leases, net of unearned income                102.5     115.4
   Wholesale notes                                       172.9      46.0
   Accounts:
       Retail                                            209.3     217.9
       Wholesale                                          78.8      83.4
         Total accounts                                  288.1     301.3

            Total finance receivables                  1,275.8     867.2
            Less:  Allowance for losses                    6.7      12.9

            Total finance receivables, net            $1,269.1   $ 854.3

Contractual  maturities  of finance  receivables,  including  unearned  finance income, as of October 31, 2004, are summarized as follows:

                         Retail notes  Finance leases  Wholesale notes Accounts
   Due in fiscal year:
      2005...............    $212.9        $12.2            $91.1      $288.1
      2006...............     177.4         22.7             81.8           -
      2007...............     144.6         28.1                -           -
      2008...............     125.6         22.8                -           -
      2009...............      92.4         26.6                -           -
    Thereafter...........      36.5          3.5                -           -
         Gross finance
              receivables     789.4        115.9            172.9        288.1
   Unearned finance income    (77.1)       (13.4                -            -
         Finance receivables,
           net of unearned
               income        $712.3       $102.5           $172.9      $ 288.1

The  actual  cash  collections  from  finance  receivables  may  vary  from the
contractual   cash   flows   because   of   sales,   prepayments,   extensions,
delinquencies,   credit  losses,  and  renewals.  The  contractual  maturities, therefore, should not be regarded as a forecast of future collections.

6. ALLOWANCE FOR LOSSES

The  allowance  for losses is  summarized as follows for the fiscal years ended
October 31:

                                                    2004      2003      2002
Allowance for losses, beginning of period         $ 12.9    $ 16.0    $ 13.3
Provision for credit losses                          8.2      15.8      20.5
Net losses charged to allowance                     (6.6)     (4.2)     (5.3)
Transfers to finance receivables sold               (7.8)    (14.7)    (12.5)

    Allowance for losses, end of period            $ 6.7    $ 12.9     $16.0

The  average  outstanding  balance  of  impaired  finance  receivables  was not material  for the fiscal year ended  October  31,  2004.  Interest  income that would have been recognized on impaired  finance  receivables  during the fiscal years 2004, 2003, and 2002 were not material.

Balances  with  payments  past due over 90 days on  owned  finance  receivables totaled $5.5 as of October 31, 2004.

7. REPOSSESSIONS

The Corporation has  repossessions  related to defaulted owned  receivables and
leases  that  are  reported  on  the  Statements  of   Consolidated   Financial
Condition  as part of  Other  Assets.  It  liquidates  those  repossessions  to recover the credit losses on its portfolio.  In addition,  the Corporation,  as
servicer  of  receivables  sold  into   securitization   vehicles,   liquidates
repossessions  related to defaulted  sold  receivables  and leases on behalf of the owner trusts.  The  Corporation  advances the value of these  repossessions to the trusts and reports  them on the  Statements  of  Consolidated  Financial
Condition as part of Amounts Due from Sales of Receivables.

The  Corporation's  repossessions are summarized as follows for the fiscal year ended October 31:

                                             2004        2003
                Acquisitions
                    Owned .......          $ 20.9       $43.0
                    Sold  .......            20.8        39.4
                Total............          $ 41.7       $82.4

                Repossessions, end of period
                    Owned.......           $  8.2        $9.8
                    Sold........              6.1        11.3
                Total...........           $ 14.3       $21.1

8. INVESTMENT IN EQUIPMENT ON OPERATING LEASES

Investments in equipment on operating leases at year-end were as follows:

                                              2004     2003
Vehicles and other equipment, at cost.....  $268.3    $311.8
Less: Accumulated depreciation............  (119.4)   (120.7)
     Net investment in equipment
         on operating leases..............  $148.9    $191.1

Future minimum rentals on operating leases are as follows:  2005, $41.1;  2006,
$28.1; 2007, $15.9; 2008, $10.0; 2009, $6.1 and $3.2 thereafter.

9. INCOME TAXES

Taxes on income from  continuing  operations for the years ended October 31 are summarized as follows:

                                          2004     2003     2002
Current:
      Federal ........................  $ 27.8   $ 20.0   $ 27.2
      State and local.................     6.2      3.6      4.1
            Total current.............    33.4     23.6     31.3

Deferred (primarily federal)..........     7.8     15.8     (3.4)
Less: Amount from discontinued operations    -     (1.5)    (0.7)

   Total income tax expense from
       continuing operations..........  $ 41.2   $ 40.9   $ 28.6

A  reconciliation  of the  statutory  federal  income tax rate from  continuing operations is as follows:

                                           2004      2003     2002
Statutory federal income tax rate         35.0%      35.0%    35.0%
State income taxes net of federal
     income taxes                       $  3.9     $  3.3   $  3.8
Original issue discount                    1.2        2.1      1.6
Sale of subsidiaries                         -        -        1.7
Other                                      0.1        1.0      0.1

      Effective income tax rate           40.2%      41.4%    42.2%

NFC and its  domestic  subsidiaries  are  included in  Navistar's  consolidated federal  income tax returns.  State income tax returns are  generally  filed on a separate  basis. In accordance with its  intercompany  tax sharing  agreement with
Navistar,  all federal  income tax  liabilities or credits are allocated to NFC and its  domestic  subsidiaries  as if it filed a  separate  return.  Total tax payments  made  during  2004,  2003 and 2002  were  $39.6,  $20.8,  and  $21.7, respectively.

Recent tax law changes were enacted  under the  American  Jobs  Creation Act of
2004 which create a temporary  incentive  for U.S.  corporations  to repatriate
accumulated   income  earned  abroad  by  providing  an  85  percent  dividends
received    deduction   for   certain   dividends   from   controlled   foreign
corporations.  The deduction is subject to a number of  limitations  as well as uncertainty  as to how to  interpret  numerous  provisions  in the Act. NFC has negligible  overseas  investments  and therefore does not intend to implement a one-time repatriation of foreign earnings.

The net  deferred  tax  liability  from  continuing  operations  is included in
Other  Liabilities  on the  Statements of Financial  Condition.  The components of  deferred  tax assets  and  liabilities  from  continuing  operations  as of
October 31 are as follows:
                                                   2004       2003
Deferred tax assets:
Pension and other postretirement benefits        $  8.3         $ 7.7
Bad debts                                           2.5           6.4
Other                                               4.4           6.2
Total deferred tax assets                        $ 15.2         $20.3

Deferred tax liabilities:
Lease transactions                               $(12.8)       $(12.3)
Securitization of receivables                     (26.9)        (25.0)
Market valuation adjustments                       (2.8)         (3.1)
Other                                              (0.8)         (1.3)
Total deferred tax liabilities                   $(43.3)       $(41.7)

Net deferred tax liabilities                     $(28.1)       $(21.4)

10. SENIOR AND SUBORDINATED DEBT

Senior and  subordinated  debt  outstanding  as of October 31 is  summarized as follows:

                                                          2004        2003
   Bank revolving credit facility, at variable rates,
   due December 2005..............................    $  672.0    $  571.0

   Revolving retail warehouse facility, at variable
   rates, due October 2005........................       500.0       500.0

   Borrowings secured by operating and finance
   leases, 3.37% to 6.65%, due serially through
   April 2010.....................................      153.2        212.5

   Convertible debt, 4.75%, due April 2009                 -         178.4
   Total senior and subordinated debt.............   $1,325.2     $1,461.9

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

The  failure  of  the   Corporation   and  its  affiliates  to  complete  their
respective  Annual  Reports on Form 10-K and deliver  those reports and related required  information  to their  respective  lenders by January 29,  2005,  has resulted in one or more  defaults  under the  revolving  credit  agreement.  On
January 31, 2005, the  Corporation  received a waiver of the existing  defaults under the  credit  agreement.  The  waiver  permits  the  Corporation  to incur additional borrowings under the agreement through February 28, 2005.

In the event that the  Corporation  has not cured any  defaults by February 28,
2005, it will again no longer be able to incur  additional  indebtedness  under the credit  agreement  unless it shall have  obtained a subsequent  waiver.  In the event  that the  Corporation  does not cure any  defaults  by March 1, 2005
(unless it shall  have  obtained  an  additional  waiver),  an event of default shall have occurred  under the credit  agreement and the  administrative  agent or the  lenders  will have the ability to  terminate  the credit  facility  and
demand  immediate   payment  of  all  amounts   outstanding  under  the  credit
agreement.  Such a demand for payment would result in defaults  under  numerous other  credit  facilities  and  other  agreements  of the  Corporation  and its affiliates.  The  Corporation  believes  that the defaults  will be cured prior to the  expiration of the waiver  through the delivery of the Annual Reports on
Form 10-K and the related information.

Truck Retail Instalment Paper Corp. ("TRIP"),  a special purpose,  wholly-owned subsidiary  of the  Corporation,  issued  $500.0  of  senior  and  subordinated floating rate  asset-backed  notes on October 16, 2000.  The proceeds were used to establish a revolving  retail warehouse  facility to fund the  Corporation's retail  notes and retail  leases,  other than fair market  value  leases.  This facility  is used  primarily  during the period  prior to a  securitization  of retail notes and finance leases.

The Corporation  enters into secured borrowing  agreements  involving  vehicles subject to operating  and finance  leases with retail  customers.  The balances are  classified  under senior and  subordinated  debt as borrowings  secured by
leases.   In  connection  with  the   securitizations   and  secured  borrowing
agreements of certain of its leasing  portfolio  assets,  the  Corporation  and
its  subsidiary,   Harco  Leasing  Company,   Inc.  ("HLC"),  have  established
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

International   Truck  Leasing   Corporation   ("ITLC"),   a  special  purpose,
wholly-owned  subsidiary of the  Corporation,  was  established in June 2004 to provide the Corporation  with another vehicle to obtain  borrowings  secured by leases.  ITLC's  assets are  available to satisfy its  creditors'  claims prior to such  assets  becoming  available  for ITLC's use or to the  Corporation  or affiliated companies.

Navistar assumed the $220.0 of 4.75 percent  convertible  subordinated debt due
in  2009  from  the  Corporation  in  June  2004.  As   compensation   for  the
assumption of this debt, the  Corporation  paid Navistar  approximately  $170.0 in  cash.  Navistar's  assumption  of the  Corporation's  debt  resulted  in an
$11.9 increase in paid-in capital for the Corporation.

The weighted  average  interest rate on total debt,  including  short-term debt and the effect of discounts and related  amortization,  was 3.1% in 2004,  3.6%
in 2003 and 4.0% in 2002.

The aggregate  annual  contractual  maturities and required  payments of senior and subordinated debt are as follows:

             Fiscal year ended October 31
             2005....................$  570.5
             2006....................   715.9
             2007....................    23.2
             2008....................    10.6
             2009....................     4.5
             Thereafter..............     0.5
                  Total..............$1,325.2

11. POSTRETIREMENT BENEFITS

The  Corporation  provides  postretirement  benefits  to its  employees.  Costs associated with  postretirement  benefits  include  pension and  postretirement health  care  expenses  for  employees,  retirees  and  surviving  spouses  and dependents.  The  Corporation  utilizes an October 31 measurement  date for all of its defined benefit plans.

Generally,  the pension plans are  non-contributory.  The Corporation's  policy is to fund its  pension  plans in  accordance  with  applicable  United  States
government   regulations.   As  of  October  31,   2004,   all  legal   funding
requirements   had  been  met.  The   Corporation   does  not  expect  to  make
contributions to its pension plans in 2005.

Postretirement Expense

Net periodic  benefit cost included in the  Statements of  Consolidated  Income is composed of the following:

                                      Pension Benefits       Other Benefits

                                  2004    2003    2002    2004   2003    2002

Service costs for benefits
     earned during the period    $0.5     $0.5   $0.7    $0.3    $0.3    $0.5
Interest cost on obligation       3.8      3.9    3.9     1.4     1.6     1.5
Amortization of cumulative losses 1.1      0.6    0.2     0.3     0.7     0.3
Amortization of prior
    service costs                 0.1      0.1    0.1       -       -       -
Other                               -     (0.5)   0.6       -    (0.1)      -
Less expected return on assets   (4.8)    (4.4)  (5.2)   (0.6)   (0.5)   (0.7)
Net postretirement
      (income) expense           $0.7    $ 0.2  $ 0.3    $1.4   $ 2.0    $1.6

Cumulative  gains  and  losses  and  Plan  amendments  are  amortized  over the expected remaining service life of employees.

Defined  contribution  plans cover a substantial  portion of the  Corporation's
employees.   Under  the  defined  contribution  plans,  Navistar  makes  annual
contributions   to  each   participant's   retirement   account   based  on  an
age-weighted  percentage of the  participant's  eligible  compensation  for the calendar  year.  The plans also  contain a 401(k)  feature  and  provide  for a company  match;  currently 50% of the first 6% of pretax  salary  contributions are made on behalf of the participant.

Defined  contribution  expense  pursuant to these plans was $0.5, $0.4 and $0.4 in 2004,  2003, and 2002,  respectively,  which  approximates the amount funded by Navistar.

The funded  status of the  Corporation's  plans as of October 31, 2004 and 2003 and  reconciliation  with amounts  recognized in the Statements of Consolidated
Financial Condition are as follows:

                                       Pension Benefits        Other Benefits

                                        2004      2003        2004      2003
Change in benefit obligation
Benefit obligation at beginning
     of year                          $ 67.5    $ 56.3       $24.7    $24.0
Service Cost                             0.5       0.5         0.3      0.3
Interest on obligation                   3.8       3.9         1.4      1.6
Actuarial net loss (gain)                1.5      10.5        (0.4)     0.3
Plan participants' contributions         -          -          0.2      0.2
Benefits paid                           (3.8)     (3.7)       (1.6)    (1.7)
Benefit obligation at end of year     $ 69.5    $ 67.5       $24.6    $24.7

                                       Pension Benefits        Other Benefits

                                        2004      2003        2004      2003
Change in plan assets
Fair value of plan assets at
     beginning of year                $ 54.5     $ 49.9      $  6.4    $  6.1
Actual return on plan assets             4.2        7.9         0.2       0.7
Employer contribution                      -         -          0.3       0.1
Benefits paid                           (3.4)      (3.3)       (0.5)     (0.5)
Fair value of plan assets at
     end of year                      $ 55.3     $ 54.5      $  6.4    $  6.4

Funded status................         $(14.2)    $(13.0)     $(18.2)   $(18.3)
Unrecognized actuarial net
       (gain) loss...........           17.9       17.0         8.8       9.2
Unrecognized prior service cost          0.2        0.2          -         -
Net amount recognized........         $  3.9     $  4.2      $ (9.4)   $ (9.1)

                                       Pension Benefits        Other Benefits

                                        2004      2003        2004      2003
Amounts recognized in the
    Statements of Consolidated
    Financial Condition
    consists of:

Accrued benefit liability.......       $(11.5)  $ (10.4)    $  (9.4)   $  (9.1)
Intangible asset                          0.2       0.2          -          -
Accumulated reduction in
   shareowner's equity..........         15.2      14.4          -          -
      Net amount recognized.....       $  3.9   $   4.2     $  (9.4)   $  (9.1)

The accumulated reduction in shareowner's equity is recorded in the Statements of Consolidated Financial Condition.

The projected  benefit  obligation,  accumulated  benefit  obligation  and fair
value  of  plan  assets  for  the  pension   plan  with   accumulated   benefit
obligations   in  excess  of  plan  assets  were  $69.5,   $66.8,   and  $55.3,
respectively,   as  of  October  31,  2004,  and  $67.5,   $64.9,   and  $54.5,
respectively, as of October 31, 2003.

The weighted average rate assumptions used in determining  benefit  obligations were:

                                       Pension Benefits        Other Benefits
                                       2004         2003       2004       2003
Discount rate used to determine
   present value of benefit
     obligation at year-end..........  5.6%        5.8%        6.0%       6.6%
Expected rate of increase in
   future compensation levels........  3.5%        3.5%        N/A         N/A

The weighted  average rate  assumptions  used in  determining  net benefit cost were:

                                   Pension Benefits       Other Benefits

                               2004    2003    2002   2004    2003    2002

Discount rate...............   5.8%    7.2%    7.4%    6.5%    7.1%   7.4%
Expected long-term rate of
   return on plan assets at
   beginning of year.......    9.0%    9.0%    9.8%    9.0%     9.0%  11.0%
Expected rate of increase
  in future compensation
    levels................     3.5%    3.5%    3.5%    N/A      N/A    N/A

The  Corporation  determines  its expected  return on plan asset  assumption by evaluating  both  historical  returns as well as estimates  of future  returns.
The  Corporation  considers its current asset mix as well as its targeted asset mix when establishing its expected return on plan assets.

The following table sets forth the weighted  average  percentage of plan assets by category as of October 31:

                                  Pension Benefits         Other Benefits
Asset Category            Target Range 2004   2003   Target Range 2004  2003
Equity securities
   Navistar common stock...              -       -                 9%    10%
   Other equity securities.             48%    47%                67%    67%
   Hedge Funds.............              -       -                 9%     8%
   Total equity securities 45-55%       48%    47%   75-85%       85%    85%
Debt securities...........              52%    51%                14%    13%
Other, including cash.....               -      2%                 1%     2%
Total debt securities.....
         and other........ 45-55%       52%    53%   15-25%       15%    15%

The  Corporation's  investment  strategy  is  consistent  with  its  policy  to maximize  returns  while  considering  overall  investment  risk and the funded status of the plans  relative to its  benefit  obligations.  The  Corporation's investment  strategy  takes into  account the  long-term  nature of the benefit obligations,  the liquidity  needs of the plans,  and the expected  risk/return tradeoffs  of the  asset  classes  in which the  plans  may  choose to  invest.
Asset  allocations  are  established  through an  investment  policy,  which is updated  periodically  and reviewed by a fiduciary  committee  and the board of directors.  The  Corporation  believes  that  returns on common  stock over the long term will be higher  than  returns  from  fixed-income  securities  as the
historical   broad  market   indices  have  shown.   Equity  and   fixed-income
investments  are made  across a broad  range of  industries  and  companies  to provide  protection  against the impact of volatility in any single industry or company.  Under our  policy,  hedge  funds are  limited  to no more than 15% of
total  assets.   The  long-term   performance   of  our  funds   generally  has
outperformed our long-term return assumptions.

For 2005,  the  weighted  average  rate of  increase  in the per capita cost of covered  health care  benefits is projected  to be 9.8%.  The rate is projected to  decrease  to 5.0% by the year  2009 and  remain  at that  level  each  year thereafter.  The  effect of  changing  the  health  care cost  trend rate is as follows:

                                          1-Percentage-     1-Percentage-
                                          Point Increase    Point Decrease

Effect on total of service and
    interest cost Components...............   $ 0.2          $ (0.2)
Effect on postretirement benefit
    obligation.............................     2.8            (2.4)

On December 8, 2003,  the  President  signed the  Medicare  Prescription  Drug,
Improvement  and  Modernization  Act of  2003  (the  Act)  into  law.  The  Act introduces a voluntary  prescription  drug benefit under  Medicare as well as a
federal  subsidy  to  sponsors  of  retiree   healthcare   plans  that  provide
prescription  drug  benefits  that  are  at  least  actuarially  equivalent  to
Medicare  Part D.  This  subsidy  covers a  defined  portion  of an  individual beneficiary's  annual  covered  prescription  drug  costs,  and is exempt  from federal taxation.

In May  2004,  the FASB  issued  FSP  106-2,  which  provides  guidance  on the
accounting   for  the  effects  of  the  Act.  The   corporation   adopted  the
provisions of FSP 106-2 in the third quarter of 2004,  retroactive  to December
8, 2003.  The  retroactive  application  of the  Medicare  subsidy  reduced the corporation's  2004  postretirement  benefits  expense  by  $0.4  million.  The
Corporation reduced accumulated  postretirement  benefit obligation ("APBO") by
$3.7  million at October 31, 2004 and $2.9  million at December 8, 2003 for the subsidy related to benefits  attributed to past service.  The Corporation  used a 6.5% discount  rate to value the related APBO at December 8, 2003,  which was
0.1  percentage  point lower than the  discount  rate used at October 31, 2003, and caused a $0.2 million increase in the APBO as of that date.

The  following  estimated  benefit  payments  are  payable  from  the  plans to participants:

                                          Estimated Benefit Payments
                                        Pension        Postretirement
                 Millions of Dollars   Benefits           Benefits

                 Year
                 2005...................  $ 4.5            $1.7
                 2006...................    4.6             1.6
                 2007...................    4.7             1.6
                 2008...................    4.8             1.7
                 2009...................    4.9             1.7
                 2010 through 2014......   24.5             9.1

12. COMMITMENTS AND CONTINGENCIES

Leases

The  Corporation is obligated  under  non-cancelable  operating  leases for the majority of its office  facilities.  These leases are  generally  renewable and provide  that  property  taxes  and  maintenance  costs  are to be  paid by the lessee.  As of  October  31,  2004,  future  minimum  lease  commitments  under non-cancelable  operating  leases  with  remaining  terms in excess of one year are as follows:

           Year Ended October 31,
           2005                                      $2.0
           2006                                      1.8
           2007                                      1.1
           2008                                      1.0
           2009                                      0.9
           Thereafter                                4.8
               Total                                 $11.6

The total  operating  lease  expense for the fiscal  year ended  October 31 was
$1.9 in 2004, $2.3 in 2003 and $2.2 in 2002.

Guarantees of Debt

The Corporation  periodically  guarantees the  outstanding  debt of affiliates.
The  guarantees   allow  for   diversification   of  funding  sources  for  the
affiliates.  As of October 31, 2004, the  Corporation  has numerous  guarantees
related  to  Navistar's   three   Mexican   finance   subsidiaries,   Servicios
Financieros   Navistar,   S.A.  de  C.V.  ("SOFOL"),   Arrendadora   Financiera
Navistar,  S.A. de C.V.  ("Arrendadora")  and Navistar  Comercial  S.A. de C.V.
The  Corporation  has no  recourse  as  guarantor  in  case of  default.  As of
October 31, 2004, the  Corporation's  maximum  exposure under these  guarantees is $134.4, the total amount outstanding at that date.

The following table summarizes the borrowings as of October 31, 2004:

Type of Funding                 Maturity             Amount of      Outstanding
                                                     Guaranty         Balance

Revolving credit facility(2)       December 2005       $100.0         $ 25.0
Medium term note(1)                November 2004         43.3           43.3
Revolving credit facility(1)       October 2007          17.3           17.3
Revolving credit facility(1),(3)   Indefinite            20.8           19.7
Revolving credit facility(1),(3)   Indefinite            17.3           11.9
Revolving credit facility(1)       June 2005              6.5            6.5
Revolving credit facility(1),(4)   June 2005              4.3            2.0
Revolving credit facility(1)       March 2005             8.7            8.7
                                          Total        $218.2         $134.4

    (1)Peso-denominated
    (2)Revolving credit facility guaranteed jointly with Navistar
    (3)The bank reviews the terms of this  facility monthly.  This facility may be used for as long as all the conditions and terms are met.
    (4)Contract review date June 2005

Guarantees of Derivatives

As of October 31, 2004, the  Corporation  had guaranteed  derivative  contracts for foreign  currency  forwards,  interest rate swaps and cross  currency swaps related  to SOFOL and  Arrendadora.  The  Corporation  is liable up to the fair market value of these  derivative  contracts  only in cases of default by SOFOL and Arrendadora.

The  following  table  summarizes  the  guaranteed  derivative  contracts as of
October 31, 2004:

                                                        Outstanding   Fair
Instrument                                Maturity        Notional    Value

Interest rate swaps and
       cross currency swaps*              May 2007       $  54.4      $  -

    * Peso-denominated

The  Corporation  used  the  foreign  currency  conversion  rate of 11.5 : 1 to convert peso-denominated guarantees to United States dollars.

On  July  30,  2004,  the  Corporation,   through  Navistar   Financial  Retail
Receivables   Corporation   ("NFRRC"),   sold  retail  note  receivables  to  a
conduit.  In order to match fund the fixed rate  receivables  with the variable rate  debt of the  conduit, the conduit entered  into  an  interest  rate  swap agreement  on  the  anticipated  cash  flows  from  the  receivables.  NFC,  as servicer, has indemnified the conduit for the impact any variance in those cash flows  has on the swap  settlement.  The  Corporation  is  accounting  for this guarantee  as a  derivative  instrument  and as of October  31,  2004,  has not recorded any liability related to this indemnification.

Other

On November 30, 2001,  the  Corporation  completed the sale of all of the stock of  Harco  National  Insurance  Company  ("Harco"),  a  wholly-owned  insurance subsidiary,  to IAT Reinsurance  Syndicate Ltd. ("IAT"), a Bermuda  reinsurance company.  As part of its sales  agreement with IAT, the  Corporation has agreed to guarantee  the adequacy of Harco's loss  reserves.  There is no limit to the potential  amount of future  payments  required by the  Corporation  related to this reserve.  The sales  agreement is scheduled to expire  November  2008. The carrying  amount  of  the  Corporation's  liability  under  this  guarantee  is estimated  at $0.6 as of October 31, 2004 and is included in Other  Liabilities in the  Consolidated  Statements of Financial  Condition.  Management  believes this reserve is adequate to cover any future potential payments to IAT.

13. SHAREOWNER'S EQUITY

The number of  authorized  shares of capital  stock as of October  31, 2004 and
2003 was  2,000,000,  of which  1,600,000  shares were issued and  outstanding.
International  owns all issued and  outstanding  capital  stock.  No shares are reserved for  officers and  employees,  or for options,  warrants,  conversions and other rights.

The  components  of  accumulated  other  comprehensive  income  (loss),  net of taxes, are as follows:

                                Net Unrealized  Minimum      Accumulated Other
                                Losses on       Pension      Comprehensive
                                Investments     Liability    Loss

Balance as of October 31, 2001    $ 1.9          $ (1.5)      $  0.4
  Change in 2002                    4.7            (0.5)         4.2
                                  -----          ------       ------
Balance as of October 31, 2002      6.6            (2.0)         4.6
  Change in 2003                   (1.2)           (6.9)        (8.1)
                                  -----          ------       ------
Balance as of October 31, 2003      5.4            (8.9)        (3.5)
  Change in 2004                   (1.3)           (0.5)        (1.8)
                                  -----          ------       ------
Balance as of October 31, 2004    $ 4.1          $ (9.4)      $ (5.3)
                                  =====          ======       ======

14. DERIVATIVE FINANCIAL INSTRUMENTS

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
The Corporation  manages exposure to counterparty  credit risk by entering into derivative  financial  instruments with major financial  institutions  that can be  expected  to  fully  perform  under  the  terms  of  such  agreements.  The
Corporation   does  not  require   collateral  or  other  security  to  support
derivative   financial   instruments   with  credit  risk.  The   Corporation's
counterparty  credit  exposure  is  limited  to  the  positive  fair  value  of contracts at the  reporting  date.  As of October 31, 2004,  the  Corporation's derivative  financial  instruments  had a  negative  net fair  value.  Notional amounts of  derivative  financial  instruments  do not  represent  exposure  to credit loss.

As  of  October  31,  2004,  the  notional  amounts  and  fair  values  of  the
Corporation's derivative financial instruments are summarized as follows:

    Inception       Maturity        Instrument           Notional    Fair Value
    October 2000    November 2012   Interest rate cap    $  500.0    $  (0.8)
    October 2000    November 2012   Interest rate cap       500.0        0.8
    July 2001       April 2006      Interest rate swap       20.5       (0.5)
    November 2002   March 2007      Interest rate swap*      19.7         -
    October 2003    April 2008      Interest rate swap*        -         0.2
    July 2004       September 2008  Interest rate swap*        -          -
    August 2004     July 2006       Forward starting swaps* 100.0       (0.5)
    September 2004  July 2006       Forward starting swaps*  50.0         -
    September 2004  July 2006       Forward starting swaps*  50.0         -
    October 2004    July 2006       Forward starting swaps* 200.0         -

* Accounted for as non-hedging instruments.

The fair values of all  derivatives  are recorded in Other  Liabilities  on the
Statements of Consolidated Financial Condition.

In  October  2000,  the  Corporation  entered  into a $500.0  retail  revolving facility  (TRIP) as a method to fund retail  notes and finance  leases prior to
the  sale  of  receivables.   Under  the  agreements  of  this  facility,   the
Corporation  sells  fixed rate  retail  notes or finance  leases to the conduit and pays  investors  a floating  rate of  interest.  As  required by the rating agencies,  the Corporation  purchased an interest rate cap to protect investors against  rising  interest  rates.  To offset the economic cost of this cap, the
Corporation  sold an  identical  interest  rate  cap.  These  transactions  are accounted for as hedging derivative instruments.

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

In  August  through   October  2004,  the   Corporation,   in  connection  with
anticipated  sale of retail notes  receivables,  entered into forward  starting swap  agreements  with a total notional  value of $400.0.  The purpose of these derivative  instruments  is to swap  floating  rate  debt  to a  fixed  rate to protect  against  sharp  moves in interest  rates  between the date of the swap and the  anticipated  receivable  sale date.  These  derivatives  are accounted for  as  a  non-hedging  derivative  instrument  with  changes  in  fair  value recognized in income.  These derivatives were closed on November 3, 2004.

On  July  30,  2004,  the  Corporation,   through  Navistar   Financial  Retail
Receivables   Corporation   ("NFRRC"),   sold  retail  note  receivables  to  a
conduit.  In order to match fund the fixed rate  receivables  with the variable rate  debt of the  conduit,  the  QSPE  entered  into  an  interest  rate  swap agreement  on  the  anticipated  cash  flows  from  the  receivables.  NFC,  as servicer,  has  indemnified  the QSPE for the impact any variance in those cash flows  has on the swap  settlement.  The  Corporation  is  accounting  for this guarantee  as a  derivative  instrument  and as of  October  31,  2004  has not recorded any liability related to this indemnification.

In fiscal 2004,  forward starting swap losses were $3.8,  compared with $8.7 in
2003 and $9.1 in 2002.  The losses are  recorded in Income  Related to Sales of
Finance Receivables.

15. SALES OF RECEIVABLES

The  Corporation  securitizes  and sells  receivables  through NFRRC,  Navistar
Financial Securities  Corporation  ("NFSC"),  Truck Retail Accounts Corporation
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

In fiscal 2004, the Corporation sold $195.0 of finance  receivables  during the quarter  ended January  2004,  $600.0 during the quarter ended April 2004,  and
$325.0  during the quarter  ended July 2004 to trusts and  conduits  which,  in
turn,  issued  asset-backed  securities  that  were  sold  to  investors.   The
Corporation  sold the  retail  notes and  finance  leases  receivables,  net of
unearned   finance  income,   through  NFRRC.   Pre-tax  gains  of  $25.9  were
recognized  on the sales.  In fiscal 2003,  the  Corporation  sold  $1,705.0 of
finance   receivables   to  trusts   which,   in  turn,   issued   asset-backed
securities.  Aggregate  gains  of  $46.3  were  recognized  on  the  sales.  In fiscal 2002,  the  Corporation  sold $1,000.0 of finance  receivables to trusts which,  in  turn,  issued  asset-backed  securities.  Aggregate  gains of $16.4 were recognized on the sales.

As of October  31,  2004,  NFSC has in place a revolving  wholesale  note trust that  provides for the funding of up to $1,186.3 of eligible  wholesale  notes.
The trust is comprised of a $200.0  tranche of investor  certificates  maturing in 2008,  three  $212.0  tranches  of investor  certificates  maturing in 2005,
2006,  and 2007,  variable  funding  certificates  with a maximum  capacity  of
$200.0  maturing in February  2005 and a seller  certificate  of $150.3.  As of
October 31,  2004,  the  Corporation  had  utilized  $1,132.3 of the  revolving wholesale note trust.

During  the second  quarter of 2004,  TRAC  obtained  financing  for its retail accounts  with a bank  conduit  that  provides  for the funding of up to $100.0 million of eligible  retail  accounts.  The revolving  retail account  facility expires in April  2005.  The sales of retail  accounts  under  TRAC  constitute sales under generally  accepted  accounting  principles in the United States of
America,  with  the  result  that  the  sold  accounts  are  removed  from  the
Corporation's  balance sheet and the investor's  interests are not reflected as liabilities.  TRAC is a  separate  corporate  entity,  and its  assets  will be available  first and  foremost to satisfy the claims of the  creditors of TRAC.
As of October 31, 2004, this facility was fully utilized.

As of October 31,  2004,  TERFCO has in place a revolving  trust that  provides for the  funding  of up to $100.0  of  eligible  Ford  Motor  Company  accounts receivables.  This  facility,  which will expire in 2005, was fully utilized as of October 31,  2004.  TERFCO is a separate  corporate  entity,  and its assets will be  available  first and  foremost to satisfy the claims of the  creditors of TERFCO.

The SPC's have  limited  recourse  on the sold  receivables.  The SPC's  assets are available to satisfy the  creditors'  claims prior to such assets  becoming available  for  the  SPC's  own  uses  or  to  the  Corporation  or  affiliated companies.  The terms of receivable  sales  generally  require the  Corporation to provide credit  enhancements  in the form of  overcollateralizations  and/or cash reserves  with the trusts and  conduits.  The use of such cash reserves by the  Corporation  is  restricted  under  the  terms  of the  securitized  sales
agreements.   The  maximum   exposure  under  all   receivable   sale  recourse
provisions as of October 31, 2004 was $383.4.

The SPC's  retained  interests  in the  related  trusts  or assets  held by the trusts are reflected on the Corporation's  Statement of Consolidated  Financial
Condition  in  Amounts  Due  From  Sales of  Receivables.  The  following  is a summary of Amounts Due from Sales of Receivables:

                                                            2004        2003
   Cash held and invested by trusts                      $ 127.8     $ 134.6
   Subordinated retained interests in wholesale notes      155.5       147.6
   Interest-only receivables                                89.1        68.5
   Other amounts due                                        11.0        (1.7)
       Total amounts due from sales of receivables       $ 383.4     $ 349.0

Subordinated  retained  interests in wholesale  notes  consist  principally  of wholesale  notes or  marketable  securities.  Due to the  short-term  nature of these assets, their fair value approximates carrying value.

EITF 03-1 paragraph 21 requires  specific  disclosure for all investments in an unrealized  loss position for which other than temporary  impairments  have not been  recognized.  The  Corporation's  only  temporary  impairment  relates  to
interest-only   receivables.   The  interest-only  receivable  fair  value  and
unrealized loss is disclosed below:

                                           Less than 12 Months
                                     Fair Value          Unrealized Losses
   Interest-only receivables          $ 16.1                $ 1.7

The  corporation  has the intent and  ability to hold these  investments  until maturity or market price recovery.

Management  estimates the prepayment speed for the receivables  sold,  expected net credit  losses and the discount  rate used to determine  the present  value of the  interest-only  receivables  in  order  to  calculate  the gain or loss.
Estimates of prepayment  speeds,  expected  credit  losses,  and discount rates are based on historical  experience,  anticipated future portfolio  performance
and  other   factors   and  are  made   separately   for  each   securitization
transaction.  In  addition,  the  Corporation  estimates  the fair value of the retained  interests on a quarterly basis utilizing  updated  estimates of these factors.

The impact of a  hypothetical  10% adverse  change in these  assumptions  would have no  material  effect on the fair  value of the  retained  interests  as of
October 31,  2004.  These  sensitivities  are  hypothetical  and should be used with  caution.  The effect of a variation  of a  particular  assumption  on the fair value of the retained  interests is calculated  without changing any other assumption.  In  reality,  changes  in one  factor  may  result in  changes  in another.

Key economic  assumptions used in measuring the retained  interests at the date of the sale for sales of retail notes and finance leases  completed  during the fiscal year ended October 31 were:

                                                2004        2003         2002
   Prepayment speed (average monthly ABS)   1.2 - 1.4    1.2 - 1.4   1.2 - 1.4
   Weighted average life                    43 months    43 months   41 months
   Expected net credit losses                0.55%        0.76%       0.68%
   Interest-only receivable discount rate  15.2%-15.3%  15.5%-18.1% 16.9%-18.2%
   Reserve account discount rate            3.2%-4.1%    3.1%-4.4%   5.1%-5.6%

Static pool losses are  calculated by summing the actual and  projected  future net credit  losses and dividing  them by the original  balance of the notes and leases  in each  pool of  assets.  The  amount  shown  below  for each  year is calculated based on all securitizations occurring in that year.

                                                  2004     2003     2002
   Actual and Projected Net Credit Losses (%) as of:
      October 31, 2004                                 0.55%    0.43%    0.21%
      October 31, 2003                                          0.76     0.68
      October 31, 2002                                                   0.68

The  financial  data  for  gross  serviced   portfolio  as  of  October  31  is
summarized below.

                         Retail &
   2004                  Finance Lease      Wholesale      Accounts       Total

   Serviced portfolio     $2,757.7           $1,305.2       $ 488.1    $4,551.0
   Less sold receivables   1,942.9            1,132.3         200.0     3,275.2
   Owned portfolio        $  814.8            $ 172.9       $ 288.1    $1,275.8

                         Retail &
   2003                  Finance Lease      Wholesale      Accounts       Total

   Serviced portfolio     $2,506.5           $ 860.7        $ 401.3    $3,768.5
   Less sold receivables   1,986.6             814.7          100.0     2,901.3
   Owned portfolio        $  519.9           $  46.0        $ 301.3    $  867.2

Additional  financial data for gross serviced  portfolio as of October 31, 2004 is summarized below.

                                Retail      Finance and     Wholesale
                                Notes    Operating Leases     Notes    Accounts
Gross serviced receivables     $2,867.8      $ 428.3        $1,305.6     $488.9
Balances with payments
       past due over 60 days (1)    8.8          1.2             1.1        6.7
Credit losses (net of recoveries)  10.1          0.4             0.8        1.1

   (1) Includes rent past due over 60 days for Operating Leases

Certain  cash  flows  received  from (paid to)  securitization  trusts/conduits were as follows for fiscal years:

                                                  2004         2003        2002
Proceeds from sales of finance receivables     $1,118.6     $1,701.1    $ 999.0
Proceeds from sales of finance receivables into
       revolving facilities                     6,371.8      4,938.1    4,883.0
Servicing fees received                            30.3         27.5       26.9
Repurchase of receivables in breach of terms (1)  (28.0)       (69.0)    (128.9)

                                                  2004         2003        2002
Cash used in exercise of call options            (86.9)      (139.5)      (85.4)
Servicing advances, net of reimbursements,
        related to repossessions                   5.2          6.8        27.7
Cash received upon release from reserve accounts  90.9         83.4       125.1
All other cash received from trusts               89.5        103.9        94.1

(1) The  Corporation,  as servicer,  covenants that it will not amend the terms of the  receivables.  Refinances  and  extensions,  which  change  the  finance
yield,   require  the  Corporation  to  repurchase  the  receivables  from  the trust/conduit.

The following table summarizes income related to sales of finance receivables:

                                                 2004        2003       2002
Gains on sales of receivables                   $25.9       $46.3      $16.4
Discount accretion                               28.4        28.1       23.9
Fair value adjustment                            (0.4)       (2.1)      (1.0)
Derivative gains (losses)                        (3.8)       (8.7)      (9.1)
Interest income and other                         3.4         3.3        5.2
Total income related to
        sales of finance receivables            $53.5       $66.9      $35.4

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the  Corporation's  financial instruments as of October 31 were as follows:

                                             2004                  2003
                                       Carrying   Fair       Carrying   Fair
                                         Value    Value       Value     Value

  Financial assets:
    Finance receivables
       Retail notes and finance leases  $814.8    $784.7      $519.9    $538.6
       Wholesale notes                   173.3     173.3        46.0      46.0
    Restricted Marketable securities      63.0      63.0       505.6     505.6

                                             2004                  2003
                                       Carrying   Fair       Carrying   Fair
                                         Value    Value       Value     Value

  Financial liabilities:
    Senior and subordinated debt       1,325.2   1,312.7     1,461.9   1,462.9
    Derivative financial instruments       0.2       0.2        (1.3)     (1.3)

The carrying amount of cash and cash equivalents approximates fair value.

The fair value of retail notes and finance  leases is estimated by  discounting the future  contractual cash flows using an estimated  discount rate reflecting interest  rates  currently  being  offered for notes with  similar  terms.  For wholesale  notes,  which  reprice  monthly,  the carrying  amounts  approximate fair value as a result of the short-term nature of the receivables.

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

17. LEGAL PROCEEDINGS

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
Corporation.

On February 9, 2005,  the  Corporation  received a notice from the staff of the
United  States  Securities  and  Exchange   Commission   stating  that  it  was
conducting  an  informal   inquiry  into  the   Corporation's   restatement  of
financial  results  for the  fiscal  years  2002 and 2003 and the  first  three quarters of fiscal 2004  ("restatement  period").  The staff has requested that the Corporation  voluntarily  produce documents and information  related to the restatement  period.  The Corporation is fully  cooperating  with this request.
Given the  preliminary  nature of the matter,  the  Corporation  is not able to predict what impact, if any, this inquiry will have on the Corporation.

-------------------------------------------------------------------------------

                Navistar Financial Corporation and Subsidiaries
-------------------------------------------------------------------------------

            Report of Independent Registered Public Accounting Firm
-------------------------------------------------------------------------------

Navistar Financial Corporation,
Its Directors and Shareowners:

We have  audited the  Statement of  Financial  Condition of Navistar  Financial
Corporation and its  subsidiaries  (the  "Corporation")  as of October 31, 2004 and 2003, and the related Statements of Income,  Comprehensive  Income and Cash
Flow for each of the three years in the period ended  October 31,  2004.  These consolidated  financial  statements are the responsibility of the Corporation's
management.   Our   responsibility   is  to   express   an   opinion  on  these
consolidated financial statements based on our audits.

We  conducted  our  audits  in  accordance  with the  standards  of the  Public
Company  Accounting  Oversight Board (United States).  Those standards  require that we plan  and  perform  the  audit to  obtain  reasonable  assurance  about
whether   the   consolidated   financial   statements   are  free  of  material
misstatement.    An audit  includes  consideration  of  internal  control  over financial  reporting  as a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the purpose of  expressing  an opinion on the  effectiveness of the Company's  internal control over financial reporting.  Accordingly,  we express no such  opinion.  An audit also  includes assessing the  accounting  principles  used and  significant  estimates made by
management,   as  well  as   evaluating   the   overall   financial   statement
presentation.  We believe that our audits  provide a  reasonable  basis for our opinion.

In our opinion,  such consolidated  financial statements present fairly, in all material respects,  the financial  position of Navistar  Financial  Corporation and its  subsidiaries  at October 31,  2004 and 2003,  and the results of their operations  and  their  cash  flow for each of the  three  years in the  period ended October 31, 2004,  in conformity  with  accounting  principles  generally accepted in the United States of America.

As  discussed  in  Note  2  to  the  consolidated  financial  statements,   the
accompanying 2003 and 2002 financial statements have been restated.

/s/   DELOITTE & TOUCHE LLP
      Deloitte & Touche LLP
      February 14, 2005
      Chicago, Illinois

-------------------------------------------------------------------------------
                          SUPPLEMENTARY FINANCIAL DATA

                              MILLIONS OF DOLLARS

QUARTERLY FINANCIAL INFORMATION (unaudited)

                                      Previously Reported 2004
                                      1ST        2ND        3RD
                                    Quarter    Quarter    Quarter

Results
   Revenues                          $47.5      $69.5      $56.8
   Interest expense                   11.7       11.4        8.8
   Provision for credit losses         1.1        3.3        2.1
Net income                             7.9       20.1       15.0

                                             Restated 2004
                                        1ST        2ND        3RD
                                    Quarter    Quarter    Quarter

Results
   Revenues                          $51.8      $71.0       $53.3
   Interest expense                   11.7       11.4         8.8
   Provision for credit losses         1.1        3.3         2.1
Net income                             9.1       20.6        12.4

                                            2004
                                     4TH        Fiscal
                                    Quarter      Year

Results
   Revenues                          $63.0      $239.1
   Interest expense                    9.0        40.9
   Provision for credit losses         1.7         8.2
Net income                            19.0        61.1

                                               Previously Reported 2003
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

                                                   Restated 2003
                                     1ST      2ND      3RD      4TH      Fiscal
                                   Quarter  Quarter  Quarter   Quarter    Year

Results of continuing operations
   Revenues                         $76.9    $52.5    $69.2    $63.9    $262.5
   Interest expense                  13.5     12.6     12.0     11.7      49.8
   Provision for credit losses        4.2      3.7      4.0      3.9      15.8
Income from continuing
   operations                        19.1     6.4      16.5     15.9      57.9
Gain (loss) on disposal of
   discontinued operations             -       -        -       (2.4)     (2.4)
Net income                           19.1     6.4      16.5     13.5      55.5

-------------------------------------------------------------------------------

Item 9.  Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The  Corporation's   principal   executive  officer  and  principal   financial
officer,  along with other management of the  Corporation,  reviewed and tested the  Corporation's  disclosure  controls  and  procedures  (as  defined in rule
13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934, as amended
("the Exchange  Act")) as of October 31, 2004.  Based on that  evaluation,  the
principal   executive   officer  and   principal   financial   officer  of  the
Corporation  concluded  that,  as of October  31,  2004,  there  were  material weaknesses in the Corporation's  disclosure  controls and procedures related to
(1) a  misapplication  of GAAP  related  to  securitization  accounting  and an associated  lack of  timely  resolution  of  outstanding  reconciling  items in certain  collection  accounts;  and (2)  the  lack  of  sufficient  specialized securitization  accounting  personnel.  The  material  weakness  related to the misapplication  of GAAP and  resolution of outstanding  reconciling  items have been corrected in these statements.

Management  had  previously  interpreted  and applied  Statement  of  Financial
Accounting  Standards  No. 140,  "Accounting  for  Transfers  and  Servicing of
Financial  Assets and  Extinguishments  of  Liabilities,  a replacement of FASB
Statement   125"  and  Emerging   Issues  Task  Force   ("EITF")   No.   99-20,
"Recognition  of Interest  Income and  Impairment  on  Purchased  and  Retained
Beneficial  Interests in Securitized  Financial  Assets,  " in error related to
the   Corporation's   securitization   of  retail   note  and   finance   lease
receivables.  The  Corporation  also  corrected  its tax treatment and deferred tax  assets  related  to  these  securitizations  as well  as for  its  secured
borrowings   related  to  operating  and  finance  leases.  As  a  result,  the
Corporation  is restating  its  financial  statements  for the two fiscal years ended  October  31, 2003 and 2002.  The  Corporation  will  restate its interim periods for 2004 in its 2005 quarterly reports.

The  principal  executive  officer  and  principal  financial  officer  of  the
Corporation  concluded,  based on the weaknesses noted above, as of October 31,
2004, the disclosure  controls and procedures in place at the Corporation  were not effective.  Management has  strengthened  its controls and procedures  over the  application  of  accounting  standards  and is in the  process  of  adding
specialized   securitization   accounting   personnel.   Therefore   management
believes that the  circumstances  resulting in the  misapplication of GAAP will not reoccur.

Changes in Internal Control over Financial Reporting

In connection with the ongoing review of the  Corporation's  internal  controls over  financial  reporting (as defined in rule  13a-15(f)  and 15d-15(f)  under the Exchange Act) and in response to the material  weaknesses  identified,  the
Corporation  has increased  executive  management  education in  securitization accounting,  made improvements to its securitization  accounting reconciliation process  and added  additional  levels of  review  in its  financial  reporting processes.  The  Corporation  intends  to  supplement  its  current  accounting resources with personnel knowledgeable in securitization accounting.

Item 9B.  Other Information

None.

-------------------------------------------------------------------------------

                                   PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

Aggregate  fees billed to the  Corporation  for the fiscal years ended  October
31, 2004 and 2003 by the Corporation's  principal  accounting firm,  Deloitte &
Touche LLP.

Amounts in thousands                    2004        2003
Audit Fees
    Basic Audit Fees (a)             $  918.6     $ 138.6
    Audit Related Fees(b)               192.5       199.0
Total Audit Fees                     $1,111.1     $ 337.6

Tax Fees                             $     -      $    -

All Other Fees                       $     -      $    -

(a)Includes  fees for the restatement of  the Corporation's financial statements for fiscal years 2003 and 2002.
(b)Includes   fees   for   (i)   examination   reports   on  the
   Corporation's  minimum servicing  standards for its securitization transactions,  (ii)  Sarbanes  Oxley  Section 404  readiness,  and
   (iii) data  verification  and  agreed-upon  procedures  related to asset securitizations.

Audit Committee pre-approval policy

Information  required  by Item  14 of  this  Form  and  the  audit  committee's
pre-approval   policies  and   procedures   regarding  the  engagement  of  the
principal  accountant  are  incorporated  herein by reference  from  Navistar's
definitive  Proxy  Statement  for  the  March  23,  2005,   Annual  Meeting  of
Shareowners  under the caption "Audit  Committee  Report - Independent  Auditor
Fees".

-------------------------------------------------------------------------------

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits, Including Those Incorporated By Reference,
and Financial Statement Schedules

Exhibits Index:

       3     Articles of Incorporation and By-Laws.......E-1

       4     Instruments Defining Rights of Security Holders,

       31.1  CEO Certification Pursuant to
             Rule 13a-14(a) and 15d-14(a)................E-17

       31.2  CFO Certification Pursuant to
             Rule 13a-14(a) and 15d-14(a)................E-19

       32    CEO and CFO Certifications Pursuant to
             Section 1350 of Chapter 63
             of Title 18 of the Unites States Code.......E-21

Financial Statements

See Index to Financial Statements in Item 8.

Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended October 31, 2004.

-------------------------------------------------------------------------------

                               SIGNATURE

Pursuant  to  the  requirements  of  Section  13 or  15(d)  of  the  Securities
Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NAVISTAR FINANCIAL CORPORATION
                                        (Registrant)

By:   /s/PAUL MARTIN                              February 14, 2005
         Paul Martin
         Vice President and Controller
         (Principal Accounting Officer)