Form 10-Q
period 2005-01-31
NAVISTAR FINANCIAL CORP
filed 2005-04-19
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 1-4146-1

NAVISTAR FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-2472404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 N. Martingale Road, Schaumburg, Illinois	60173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code 630-753-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

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

As of February 28, 2005, the number of shares outstanding of the registrant’s common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Income and Retained Earnings (Unaudited)

	Quarter Ended
Millions of Dollars	January 2005	(As Restated) (See Note 2) January 2004
Revenues
Retail Notes and Finance Leases	$6.6	$11.4
Income Related to Sales of Finance Receivables	17.9	10.4
Operating Leases	11.6	13.6
Wholesale Notes	11.2	7.4
Accounts	5.7	4.8
Servicing Income	8.9	6.1
Other Revenue	2.7	1.2
Total	64.6	54.9

Expenses
Cost of Borrowing
Interest Expense	10.2	11.7
Other	1.5	2.0
Credit, Collection and Administrative	10.4	11.0
Provision for Credit Losses	2.5	1.1
Depreciation on Equipment on Operating Leases	8.2	10.4
Other Expense	0.6	0.5
Total	33.4	36.7

Income Before Taxes	31.2	18.2
Income Tax Expense	12.1	6.9

Net Income	19.1	11.3

Retained Earnings
Beginning of Period	246.0	184.9
Dividends Paid	—	—
End of Period	$265.1	$196.2

Condensed Statements of Consolidated Comprehensive Income

	Quarter Ended
Millions of Dollars	January 2005	(As Restated) (See Note 2) January 2004
Net Income	$19.1	$11.3
Other Comprehensive Loss:
Net Unrealized Gains (Losses) on Investments (net of tax of $2.5 and $1.2)	4.1	1.9
Minimum Pension Liability Adjustment (net of tax of $0.0 and $0.0)	0.1	0.0
Total	4.2	1.9
Comprehensive Income	$23.3	$13.2

See Notes to Condensed Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Financial Condition (Unaudited)

Millions of Dollars	January 31, 2005	October 31, 2004	(As Restated) (See Note 2) January 31, 2004

ASSETS

Cash and Cash Equivalents	$40.4	$10.4	$0.7
Finance Receivables
Finance Receivables	938.0	1,219.8	1,074.0
Finance Receivables from Affiliates	31.2	56.0	11.7
Allowance for Losses	(3.9)	(6.7)	(12.2)
Finance Receivables, Net	965.3	1,269.1	1,073.5

Amounts Due from Sales of Receivables	384.7	383.4	338.5
Net Investment in Equipment on Operating Leases	136.1	148.9	182.0
Restricted Marketable Securities	315.7	63.0	252.3
Other Assets	31.0	33.5	50.1
Total Assets	$1,873.2	$1908.3	$1,897.1

LIABILITIES AND SHAREOWNER’S EQUITY

Net Accounts Payable to Affiliates	$5.0	$43.5	$5.9
Senior and Subordinated Debt	1,297.4	1,325.2	1,387.8
Other Liabilities	123.9	116.0	137.8
Total Liabilities	1,426.3	1,484.7	1,531.5

Shareowner’s Equity
Capital Stock (par value $1.00, 1,600,000 shares issued and outstanding) and Paid-In Capital	182.9	182.9	171.0
Retained Earnings	265.1	246.0	196.2
Accumulated Other Comprehensive Loss	(1.1)	(5.3)	(1.6)
Total Shareowner’s Equity	446.9	423.6	365.6

Total Liabilities and Shareowner’s Equity	$1,873.2	$1,908.3	$1,897.1

See Notes to Condensed Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Cash Flow (Unaudited)

	Quarter Ended
Millions of Dollars	January 2005	(As Restated) (See Note 2) January 2004
Cash Flow From Operations
Net Income	$19.1	$11.3
Adjustments to reconcile net income to cash provided from operations:
Gains on sales of receivables	(11.1)	(4.4)
Depreciation, amortization and accretion	2.6	7.2
Provision for credit losses	2.5	1.1
Net change in accounts payable (receivables) to (from) affiliates	(13.6)	3.5
Net change in accounts payable other	(3.2)	(6.0)
Net change in accrued income taxes	14.5	8.3
Change in accrued interest	—	1.9
Other	2.7	1.5
Net Cash Provided by Operations	13.5	24.4

Cash Flow From Investing Activities
Originations of retail notes and finance leases	(366.6)	(259.5)
Proceeds from sales of receivables	755.6	195.0
Proceeds from sales of retail accounts	100.0	0.0
Net change in restricted marketable securities	(252.7)	253.2
Collections of retail notes and finance lease receivables, net of change in unearned finance income	1.8	25.3
Repurchases of sold receivables (except wholesale)	(39.5)	(64.6)
Net change in wholesale notes and accounts receivables	(169.7)	(115.4)
Change in amounts due from sales of receivables	11.3	19.2
Purchase of equipment on operating leases	(5.8)	(5.3)
Sale of equipment on operating leases	10.3	4.0
Receipts from derivative contracts	0.2	0.4
Payments on derivative contracts	(0.6)	(0.3)
Net Cash Provided by Investing Activities	44.3	52.0

Cash Flow From Financing Activities
Net change in bank revolving credit facility usage	(14.0)	(72.0)
Proceeds from long-term debt	5.7	22.5
Principal payments on long-term debt	(19.5)	(26.2)
Dividends paid to International	—	—
Net Cash Used in Financing Activities	(27.8)	(75.7)

Net Change in Cash and Cash Equivalents	30.0	0.7
Cash and Cash Equivalents, Beginning of Period	10.4	—
Cash and Cash Equivalents, End of Period	$40.4	$0.7

Supplementary disclosure of cash flow information:
Interest paid	$6.1	$9.8
Income taxes paid, net of refunds	$—	$0.3

See Notes to Condensed Consolidated Financial Statements.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries (“Corporation”). International Truck and Engine Corporation (“International”), which is wholly owned by Navistar International Corporation (“Navistar”), is the parent company of the Corporation.

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation’s 2004 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

2.                    RESTATEMENT

In December 2004, the Corporation determined the need to restate its consolidated financial statements for the fiscal years 2002 and 2003, and the first three quarters of fiscal year 2004, primarily to correct the Corporation’s previous accounting for: (i) the securitization of its retail notes and finance lease receivables; (ii) deferred taxes related to retail note and finance lease securitization transactions and secured borrowings to fund operating and finance leases; and (iii) an agreement to repurchase equipment.

The restatement recognizes income from the interest-only receivables on an effective yield basis and incorporates anticipated credit losses into the Corporation’s interest only receivables.  The retained interests are recorded at fair value where the estimates of future cash flows take into effect current business and market conditions.

Also as a part of the correction of the securitization accounting, the Corporation reviewed its tax treatment and deferred tax assets related to these securitizations as well as for its secured borrowings related to operating and finance leases.  As a result, a decrease of $16.2 million was recorded to the deferred tax liability in 2003.  It made an additional adjustment of $11.9 million to recognize a residual value guarantee in Other Assets and a corresponding increase in Other Liabilities in the Statements of Consolidated Financial Condition for the repurchase of equipment.  These changes are reflected in the first quarter adjustments to the balance sheet.

A summary of the significant effects of the restatements on the consolidated financial statements for the period ended January 31, 2004 is below.  The amounts below have minor differences to the selected data included in the unaudited schedule of Quarterly Financial Information in the Corporation’s 2004 Annual Report on Form 10-K.  The changes represent timing within the quarters and do not change year end amounts.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Statement Data

	Previously		As
Millions of Dollars	Reported	Adjustment	Restated
Retail Notes and Finance Leases	$10.8	$0.6	$11.4
Income Related to Sales of Finance Receivables	3.3	7.1	10.4
Servicing Income	6.4	(0.3)	6.1
Credit, Collection and Administrative	9.1	1.9	11.0
Income Before Taxes	12.7	5.5	18.2
Income Tax Expense	4.8	2.1	6.9
Net Income	7.9	3.4	11.3
Comprehensive Income	10.2	3.0	13.2

Balance Sheet Data

	Previously		As
Millions of Dollars	Reported	Adjustment	Restated
Amounts Due from Sales of Receivables	$351.9	$(13.4)	$338.5
Other Assets	37.7	12.4	50.1
Total Assets	1,898.1	(1.0)	1,897.1
Net Accounts Payable to Affiliates	6.9	(1.0)	5.9
Other Liabilities	128.8	9.0	137.8
Retained Earnings	212.5	(16.3)	196.2
Accumulated Other Comprehensive Loss	(8.9)	7.3	(1.6)
Total Shareowner’s Equity	374.6	(9.0)	365.6

3.              FINANCE RECEIVABLES

Finance receivables are summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2005	2004	2004
Retail notes, net of unearned income	$401.0	$712.3	$511.1
Finance leases, net of unearned income	62.4	102.5	112.6
Wholesale notes	118.3	172.9	90.8
Accounts:
Retail	305.3	209.3	286.9
Wholesale	82.2	78.8	84.3
Total accounts	387.5	288.1	371.2

Total finance receivables	969.2	1,275.8	1,085.7
Less: Allowance for losses	3.9	6.7	12.2

Total finance receivables, net	$965.3	$1,269.1	$1,073.5

4.              ALLOWANCE FOR LOSSES

The allowance for losses is summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2005	2004	2004
Allowance for losses, beginning of period	$6.7	$12.9	$12.9
Provision for credit losses	2.5	8.2	1.1
Net losses charged to allowance	(0.6)	(6.6)	(0.4)
Allocated to finance receivables sold	(4.7)	(7.8)	(1.4)

Allowance for losses, end of period	$3.9	$6.7	$12.2

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The average outstanding balance of impaired finance receivables was not material for the quarters ended January 31, 2005 and 2004 or for the year ended October 31, 2004.  Interest income that would have been recognized on impaired finance receivables during the quarters ended January 31, 2005 and 2004 or for the year ended October 31, 2004 was not material.

Balances with payments past due over 90 days on owned finance receivables totaled $7.5 million as of January 31, 2005.

5.              SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding is summarized as follows:

	January 31,	October 31,	January 31,
Millions of Dollars	2005	2004	2004
Bank revolving credit facility, at variable rates, due December 2005	$658.0	$672.0	$499.0

Revolving retail warehouse facility, at variable rates, due October 2005	500.0	500.0	500.0

Borrowings secured by operating leases, 3.4% to 6.7%, due serially through December 2010	139.4	153.2	208.9

Convertible debt, 4.75%, due April 2009	—	—	179.9

Total senior and subordinated debt	$1,297.4	$1,325.2	$1,387.8

The failure of the Corporation and its affiliates to complete their respective Quarterly Reports on Form 10-Q and deliver those reports and related required information to their respective lenders by March 17, 2005, resulted in one or more defaults under the revolving credit agreement.  On March 15, 2005, and again on April 15, 2005, the Corporation received a waiver of the existing defaults under the credit agreement.  The waivers permit the Corporation to incur additional borrowings under the agreement through April 29, 2005.

In the event that the Corporation has not cured said defaults by April 29, 2005, it will no longer be able to incur additional indebtedness under the credit agreement unless it shall have obtained a subsequent waiver.  In the event that the Corporation does not cure said defaults by May 2, 2005 (unless it shall have obtained an additional waiver), an event of default shall have occurred under the credit agreement and the administrative agent or the lenders will have the ability to terminate the credit facility and demand immediate payment of all amounts outstanding under the credit agreement.  Such a demand for payment would result in defaults under numerous other credit facilities and other agreements of the Corporation and its affiliates.  The Corporation believes that the defaults will be cured prior to the expiration of the waiver through the delivery of the Quarterly Reports on Form 10-Q and the related information.

In June 2004, Navistar assumed from the Corporation the 4.75 percent convertible subordinated debt due in 2009.  As compensation for the assumption of this debt, the Corporation paid Navistar $170.0 million in cash.  Navistar’s assumption of the Corporation’s debt resulted in an $11.9 million increase in paid-in capital for the Corporation.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described in Footnote 14 of the 2004 Annual Report on Form 10-K.

The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates.  The Corporation manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  The Corporation does not require collateral or other security to support derivative financial instruments with credit risk.  The Corporation’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date.  As of January 31, 2005, the Corporation’s derivative financial instruments had a negative net fair value.  Notional amounts of derivative financial instruments do not represent exposure to credit loss.

As of January 31, 2005, the notional amounts and fair values of the Corporation’s derivative financial instruments are summarized as follows:

Inception	Maturity	Instrument	Notional	Fair Value
			(Millions of Dollars)
October 2000	November 2012	Interest rate cap	$500.0	$(0.3)
October 2000	November 2012	Interest rate cap	500.0	0.3
July 2001	April 2006	Interest rate swap	17.8	(0.3)
November 2002	March 2007	Interest rate swap*	40.7	—
October 2003	April 2008	Interest rate swap*	—	0.1
July 2004	September 2008	Interest rate swap*	—	—

* Accounted for as non-hedging instruments.

The fair values of all derivatives are recorded in Other Liabilities on the Statements of Consolidated Financial Condition.

7.              SALES OF RECEIVABLES

During the first quarter of fiscal 2005, the Corporation sold $756.6 million of retail notes and finance leases for a pre-tax gain of $11.1 million compared to the first quarter of fiscal 2004, when the Corporation sold $195.0 million of retail notes and finance leases for a pre-tax gain of $4.4 million.

The Corporation’s retained interests in the retail note sales include interest-only receivable, cash reserve, and negative carry accounts.  The Corporation reassesses the fair value of the retained interests on a quarterly basis.  The fair value of the interest-only receivable is based on updated estimates of prepayment speeds, credit losses, yields and discount rates.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes, for the quarter ended January 31, income related to sales of finance receivables:

Millions of Dollars	2005	2004
Gains on sales of receivables	$11.1	$4.4
Discount accretion	6.7	6.1
Fair value adjustment	(0.2)	(0.2)
Derivative gains (losses)	(0.1)	(0.3)
Interest income from retained securities and other	0.4	0.4
Total income related to sales of finance receivables	$17.9	$10.4

8.              COMMITMENTS AND CONTINGENCIES

Legal

The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings, which constitute ordinary routine litigation incidental to the business of the Corporation.  In the opinion of the Corporation’s management, none of these proceedings or claims is material to the business or the financial condition of the Corporation.

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on February 9, 2005, that it was conducting an informal inquiry into the Corporation’s restatement. The SEC has advised the Corporation that the status of the inquiry was changed to a formal investigation.

Leases

The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities.  These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee.  As of January 31, 2005, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Twelve-month period ended January 31,	(Millions of Dollars)

2006	$2.2
2007	1.1
2008	1.1
2009	0.9
2010 and beyond	5.0

Total	$10.3

The Corporation does not have any future lease commitments under non-cancelable operating leases for periods after December, 2015.  The total operating lease expense for the quarter ended January 31, 2005 and 2004 was $0.4 million and $0.2 million, respectively.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantees of Debt

The Corporation periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of January 31, 2005, the Corporation has multiple guarantees related to Navistar’s three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V.  The Corporation has no recourse as guarantor in case of default.

The following table summarizes the borrowings as of January 31, 2005:

Type of Funding	Maturity	Amount of Guaranty	Outstanding Balance
		(Millions of Dollars)
Revolving credit facility(2)	December 2005	$100.0	$37.0
Revolving credit facility(1), (3)	January 2008	17.8	17.8
Revolving credit facility(1), (3)	Indefinite	21.4	13.5
Revolving credit facility(1)	Indefinite	17.8	16.3
Revolving credit facility(1)	March 2005	8.9	8.9
Revolving credit facility(1)	June 2005	6.7	6.7
Revolving credit facility(1)	June 2005	4.5	3.8
Revolving credit facility(1)	December 2007	10.7	7.4
	Total	$187.8	$111.4

(1)   Peso-denominated

(2)   Revolving credit facility guaranteed jointly with Navistar

(3)   The bank reviews the terms of this facility monthly.  This facility may be used for as long as all the conditions and terms are met.

Guarantees of Derivatives

As of January 31, 2005, the Corporation had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to SOFOL and Arrendadora.  The Corporation is liable up to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of January 31, 2005:

		Outstanding	Fair
Instrument	Maturity	Notional	Value
		(Millions of Dollars)
Interest rate swaps and cross currency swaps*	May 2007	$57.7	$0.3

* Peso-denominated

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

On November 30, 2001, the Corporation completed the sale of all of the stock of Harco National Insurance Company (“Harco”), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate Ltd. (“IAT”), a Bermuda reinsurance company.  As part of its sales agreement with IAT, the Corporation agreed to guarantee the adequacy of Harco’s loss reserves.  There is no limit to the potential amount of future payments required by the Corporation related to this reserve.  The guarantee under the sales agreement is scheduled to expire November 2008.  The carrying amount of the Corporation’s liability under this guarantee is estimated at $0.6 million as of January 31, 2005 and is included in Other Liabilities in the Consolidated Statements of Financial Condition.  Management believes this reserve is adequate to cover any future potential payments to IAT.

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

Restatement

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the period ended January 31, 2004 as discussed in Note 2 to the Consolidated Financial Statements.

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

The Corporation also services finance receivables it originates and purchases.  The Corporation’s sources of revenues are primarily from sales of its receivables, servicing of its sold receivables, earnings from investments, interest earned from its financing programs and payments made under wholesale and other dealer loan financing programs.

The Corporation is exposed to market risk primarily due to fluctuations in interest rates during the accumulation period prior to a securitization sale.  Interest rate risk arises from the funding of a

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

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

Off-Balance Sheet Arrangements

The Corporation enters into guarantees and sales of receivables that appropriately are not reflected on its balance sheet, which have or will have an effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Guarantees

The Corporation periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of January 31, 2005, the Corporation has numerous guarantees related to Navistar’s three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. (“Commercial”).  The Corporation has no recourse as guarantor in case of default.  As of January 31, 2005, the Corporation’s maximum exposure under these guarantees is the total amount outstanding at that date, $111.4 million.

On July 30, 2004, the Corporation, through Navistar Financial Retail Receivables Corporation (“NFRRC”), sold retail note receivables to a conduit.  In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables.  NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement.  As of January 31, 2005, the Corporation has not recorded any liability related to this indemnification.

Sales of Receivables

The Corporation securitizes and sells receivables through NFRRC, Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”) and Truck Engine Receivables Financing Co. (“TERFCO”), all special purpose, wholly-owned subsidiaries (“SPC’s”) of the Corporation, to fund its business operations.  The securitization market provides the Corporation with a cost-effective source of funding.  In a typical securitization transaction, the Corporation sells a pool of finance receivables to a SPC that establishes a qualifying special purpose entities (“QSPE”) consistent with the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The SPC then transfers the receivables to the QSPE, generally a trust, in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities (“ABS”).  These securities are issued by the QSPE and are secured by future collections on the sold receivables.  The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from the Corporation’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

The Corporation often retains interests in the securitized receivables.  The retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held for the benefit of the QSPEs, and interest-only receivables. The Corporation’s retained interests will be the first to absorb any credit losses on the sold receivables because the Corporation retains the most subordinated interests in the QSPE, including subordinated securities, the right to receive excess spread (interest-only strip) and any residual or remaining interests of the QSPE after all asset-backed securities are repaid in full.  The Corporation’s exposure to credit losses on the sold receivables is limited to its retained interests. The SPC’s assets are available to satisfy the creditors’ claims prior to such assets becoming available for the SPC’s own uses or to the Corporation or affiliated companies.  The Corporation is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.  The holders of the asset-backed securities have no recourse to the Corporation or its other assets for credit losses on sold receivables and have no ability to require the Corporation to repurchase their securities.  The Corporation does not guarantee any securities issued by QSPE’s. The Corporation, as seller and the servicer of the finance receivables is obligated to provide certain representations and warranties regarding the receivables.  Should any receivables fail to meet these representations and warranties, the Corporation, as servicer, is required to repurchase the receivables.

Risks to Future Sales of Receivables

The Corporation relies heavily on securitization for cost effective funding of its operations.  The Corporation’s ability to sell its receivables may be dependent on the following factors: the volume and credit quality of receivables available for sale, the performance of previously sold receivables, general demand for the type of receivables the Corporation offers, market capacity for the Corporation sponsored investments, accounting and regulatory changes, the Corporation’s debt ratings and the Corporation’s ability to maintain back-up liquidity facilities for certain securitization programs.  If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to the Corporation, the Corporation’s operations, financial condition and liquidity could be adversely impacted.

Business Outlook

Navistar currently projects 2005 U.S. and Canadian Class 8 heavy truck industry demand to be 262,000 units, up 19.1% from 2004.  Class 6 and 7 medium truck industry demand, excluding school buses, is forecast at 100,000 units, unchanged from 2004.  Industry demand for school buses is expected to be 27,500 units, up 5.0% from 2004.  Mid-range diesel engine shipments by Navistar to OEMs in 2005 are expected to be 365,400 units, 2.1% higher than 2004.  The Corporation provides financing to Navistar’s U.S. dealers and customers and would expect finance acquisitions to increase in approximate proportion to Navistar’s activities.

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

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

materiality.  The significant accounting principles which management believes are the most important to aid in fully understanding the Corporation’s financial results are:

•                  Sales of Receivables

•                  Allowance for Losses

•                  Net Investment in Equipment on Operating Leases

•                  Repossessions

•                  Pension and Other Post Retirement Benefits

Details regarding the Corporation’s use of these policies and the related estimates are described in the Corporation’s 2004 Annual Report on Form 10-K.  There have been no material changes to these policies.

Results of Continuing Operations

First Quarter 2005 Compared with First Quarter 2004

Net income was $19.1 million for the first quarter of 2005, compared with $11.3 million for the first quarter of 2004.  The net income increase of $7.8 million is mainly due to higher sales of receivables.  During the first quarter of fiscal 2005, the Corporation sold $756.6 million of retail notes and leases for a pre-tax gain of $11.1 million, compared with the first quarter of fiscal 2004 when the Corporation sold $195.0 million of retail receivables for a pre-tax gain of $4.4 million.  Higher receivables sales volume reflects a timing difference.

The total income related to sales of finance receivables increased from $10.4 million in the first quarter of 2004 to $17.9 million in the first quarter of 2005.  This increase was primarily attributable to the higher gain on sales of receivables described above.

While the Corporation has been experiencing lower past due finance receivables balances, it experienced $0.6 million in net losses during the first quarter of fiscal 2005, compared with $0.4 million in the same period of fiscal 2004. The allowance for losses is maintained at an amount management considers appropriate in relation to the outstanding portfolio based on factors such as overall portfolio credit risk quality, historical loss experience, and current economic conditions.

Financial Condition

Finance Volume and Finance Market Share

During the first quarter of fiscal 2005, the Corporation’s net retail notes and finance leases originations were $366.6 million, compared with $259.5 million during the same period of fiscal 2004.  Net serviced retail note and finance lease balances were $2,714.4 million and $2,500.5 million as of January 31, 2005 and 2004, respectively.  The Corporation’s finance market share of new International trucks sold in the U.S. increased to 16.1% at January 31, 2005, compared to 14.9% at January 31, 2004.

Wholesale note originations were $1,152.8 million for the first quarter of fiscal 2005, compared with $821.1 million for the same period of fiscal 2004.  Serviced wholesale note balances were $1,212.1 million and $889.0 million as of January 31, 2005 and 2004, respectively.  The increase in wholesale note balances and originations reflects an increase in International deliveries to its U.S. dealers.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

The Corporation has seen an improvement in its truck repossession activities.  The serviced repossession balance decreased significantly from $19.0 million, as of January 31, 2004, to $12.7 million, as of January 31, 2005.  Improved portfolio performance resulted in lower acquisitions of repossessed vehicles.

Funds Management

The Corporation has traditionally obtained the funds to provide financing to International’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, and medium and long-term debt.  The Corporation’s current debt ratings have made sales of finance receivables the most economical source of funding.

Credit Ratings

The Corporation’s debt ratings as of January 31, 2005 are as follows:

	Fitch	Moody’s	Standard and Poor’s
Senior unsecured debt	BB	Ba3	BB-
Subordinated debt	B+	B2	B
Outlook	Stable	Stable	Stable

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

During the first quarters of 2005 and 2004, the Corporation sold $750.0 million and $195.0 million, respectively, of retail notes and finance leases to an owner trust which, in turn, issued asset-backed securities that were sold to investors.  As of January 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $3,250.0 million.

Truck Engine Receivables Financing Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a trust that provides for the funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company.  The facility matures in November 2005.  As of January 31, 2005, the Corporation had utilized $100.0 million of this facility.

Truck Retail Accounts Corporation (“TRAC”), a special purpose, wholly—owned subsidiary of the Corporation, provides financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts.  The revolving retail account facility expires in August 2005.  The transfer of retail accounts under TRAC constitute sales under generally accepted accounting principles in the United States of America, with the result being sold accounts are removed from the Corporation’s balance sheet and the investor’s interests are not reflected as liabilities.  As of January 31, this facility was fully utilized.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

Navistar Financial Securities Corporation, a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of up to $1,423.0 million of eligible wholesale notes.  As of January 31, 2005, it was comprised of a $200.0 million tranche of investor certificates maturing in 2008, three $212.0 million tranches of investor certificates maturing in 2005, 2006 and 2007, and variable funding certificates (“VFC”) with a maximum capacity of $400.0 million, which matures in December 2005.  As of January 31, 2005, the Corporation had utilized $1,093.9 million of the revolving wholesale note trust.

Truck Retail Installment Paper Corporation, a special purpose wholly-owned subsidiary of the Corporation, issued $500.0 million of senior and subordinated floating rate asset-backed notes on October 16, 2000.  The proceeds were used to establish a revolving retail warehouse facility to fund the Corporation’s retail notes and retail leases, other than fair market value leases, during the accumulation period prior to a receivable sale.  There were $246.9 million in retail notes and leases at the end of the first quarter 2005, compared with $316.1 million in retail notes and leases as of January 31, 2004.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of the Corporation, was established to provide for the funding of certain leases.  In fiscal 2005, $12.8 million has been funded through this subsidiary.  This subsidiary was not present at January 31, 2004.  ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s uses or to the Corporation or affiliated companies.

The Corporation also has $820.0 million contractually committed to bank revolving credit facility that will mature in December 2005.  As of January 31, 2005, $695.0 million of this facility was utilized, including $37.0 million used by Navistar’s Mexican finance subsidiary.

As of January 31, 2005, the aggregate available to fund finance receivables under all the various facilities was $744.4 million.

The failure of the Corporation and its affiliates to complete their respective Quarterly Reports on Form 10-Q and deliver those reports and related required information to their respective lenders by March 17, 2005, resulted in one or more defaults under the revolving credit and TRAC agreements.  On March 15, 2005 and again on April 15, 2005, the Corporation received a waiver of the existing defaults under the agreements.  The waivers permit the Corporation to incur additional borrowings under the agreements through April 29, 2005.

In the event that the Corporation has not cured said defaults by April 29, 2005, it will no longer be able to incur additional indebtedness under the agreements unless it shall have obtained a subsequent waiver.  In the event that the Corporation does not cure said defaults by May 2, 2005 (unless it shall have obtained an additional waiver), an event of default shall have occurred under the credit agreement and the administrative agent or the lenders will have the ability to terminate the credit facility and demand immediate payment of all amounts outstanding under the credit agreement.  Such a demand for payment would result in defaults under numerous other credit facilities and other agreements of the Corporation and its affiliates.  The Corporation believes that the defaults will be cured prior to the expiration of the waiver through the delivery of the Quarterly Reports on Form 10-Q and the related information.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

Funding Facilities

The weighted average borrowing rate on all debt outstanding for the first quarter of fiscal 2005 decreased to 3.3% from 3.5% for the same period in 2004.  The decrease in the Corporation’s weighted average borrowing rate is primarily a result of convertible debt assumed by Navistar.

Management believes that collections on the outstanding finance receivables portfolio plus cash available from the Corporation’s various funding sources will permit the Corporation to meet the financing requirements of International’s dealers and retail customers through 2005 and beyond.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  In September 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1 which deferred the effective date of paragraphs 10-20 of EITF 03-1.  EITF 03-1 paragraph 21 requires specific disclosure for all investments in an unrealized loss position for which other than temporary impairments have not been recognized.  The Corporation included this disclosure in Footnote 15 Sales of Receivables in its 2004 Annual Report on Form 10-K.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation’s principal executive officer and principal financial officer, along with other management of the Corporation, reviewed and tested the Corporation’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of January 31, 2005.  Based on that evaluation, the principal executive officer and principal financial officer of the Corporation concluded that, as of January 31, 2005, there were material weaknesses in the Corporation’s disclosure controls and procedures related to (1) a misapplication of GAAP related to securitization accounting and an associated lack of timely resolution of outstanding reconciling items in certain collection accounts; and (2) the lack of sufficient specialized securitization accounting personnel.  The 2004 Form 10-K was filed February 15, 2005 and the misapplication of GAAP and resolution of outstanding reconciling items was corrected as of that date.

The Corporation restated its financial statements for the two fiscal years ended October 31, 2003 and 2002 in its 2004 Form 10-K.  The Corporation is restating its interim periods for 2004 in its 2005 quarterly reports.

The principal executive officer and principal financial officer of the Corporation concluded, based on the weaknesses noted above, as of January 31, 2005, the disclosure controls and procedures in place at the Corporation were not effective.

Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) and in response to the material weaknesses identified, the Corporation has increased executive management education in securitization accounting, made improvements to its securitization accounting reconciliation process and added additional levels of review in its financial reporting processes.   Management has strengthened its controls and procedures over the application of accounting standards, accessed external resources knowledgeable in securitization accounting and is in the process of adding internal accounting personnel.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings, which constitute ordinary routine litigation incidental to the business of the Corporation.  In the opinion of the Corporation’s management, none of these proceedings or claims is material to the business or the financial condition of the Corporation.

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on February 9, 2005, that it was conducting an informal inquiry into the Corporation’s restatement. The SEC has advised the Corporation that the status of the inquiry was changed to a formal investigation. The Corporation currently is not able to predict the final outcome of the investigation.  It continues to cooperate with the SEC’s requests.

There was no other material pending legal proceeding other than routine litigation incidental to the business of the Corporation.

ITEM 5.   OTHER INFORMATION

The unaudited Restated 2004 quarterly financial information in the Corporation’s 2004 Annual Report filed on Form 10-K has been modified for minor adjustments between the quarters.  The affect of these adjustments is reflected in the Form 10-Q and Exhibit 99.1 to the Corporation’s Form 8-K filed on April 14, 2005.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	Restated 2004 Reported in the 2004 Form 10-K
Millions of Dollars	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Fiscal Year

Results
Revenues	$51.8	$71.0	$53.3	$63.0	$239.1
Interest expense	11.7	11.4	8.8	9.0	40.9
Provision for credit losses	1.1	3.3	2.1	1.7	8.2
Net income	9.1	20.6	12.4	19.0	61.1

	Restated 2004 Reported Herein
	And in Form 8-K
Millions of Dollars	1ST Quarter	2ND Quarter	3RD Quarter	4TH Quarter	Fiscal Year

Results
Revenues	$54.9	$69.7	$54.7	$59.8	$239.1
Interest expense	11.7	11.4	8.8	9.0	40.9
Provision for credit losses	1.1	3.3	2.1	1.7	8.2
Net income	11.3	20.2	13.7	15.9	61.1

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

3	Articles of Incorporation and By-Laws

4	Instruments Defining Rights of Security Holders, including Indentures

10	Material Contracts

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

(b)         The Corporation filed the following reports on Form 8-K during the quarter ended January 31, 2005.

The Corporation filed a current report on Form 8-K with the Commission on December 6, 2004, in which the Corporation announced the non-reliance of its previously filed financial statements covering periods 2002 through 3rd quarter 2004 and the restatement of these periods.

The Corporation filed a current report on Form 8-K with the Commission on January 7, 2005, in which the Corporation announced the delay of its Form 10-K filing for the fiscal year ended October 31, 2004 beyond the filing deadline of January 14, 2005.

The Corporation filed a current report on Form 8-K with the Commission on January 31, 2005, in which the Corporation announced it defaulted under the Corporation’s $820,000,000 Credit Agreement related to the delay of its Form 10-K filing for the fiscal year ended October 31, 2004.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date	April 19, 2005	/s/ Paul Martin
Paul Martin
Vice President and Controller
(Principal Accounting Officer)