Form 10-Q
period 2005-04-30
NAVISTAR FINANCIAL CORP
filed 2005-06-09
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Registrant's telephone number including area code 630-753-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [	] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [	] No[	]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2005, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX
Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Statements of Consolidated Income, Comprehensive Income, and Retained Earnings -- Quarter Ended April 30, 2005 and 2004 (as restated)	2

Condensed Statements of Consolidated Financial Condition -- April 30, 2005; October 31, 2004; and April 30, 2004 (as restated)	3

Condensed Statements of Consolidated Cash Flow -- Quarter Ended April 30, 2005 and 2004 (as restated)	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	12

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signature	21

Part I – Financial Information

Item 1. Financial Statements

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Income and Retained Earnings (Unaudited)
	Three Months Ended		Six Months Ended
	(As Restated) (See Note 2)		(As Restated) (See Note 2)
Millions of Dollars	April 2005	April 2004	April 2005	April 2004

Revenues
Retail Notes and Finance Leases	$11.4	$9.6	$18.0	$21.0
Income Related to Sales of Finance
Receivables	9.4	25.0	27.3	35.4
Operating Leases	11.1	13.9	22.7	27.5
Wholesale Notes	11.0	7.7	22.2	15.1
Accounts	8.5	6.4	14.2	11.2
Servicing Income	9.2	6.2	18.1	12.3
Other Revenue	2.6	0.9	5.3	2.1

Total	63.2	69.7	127.8	124.6

Expenses
Cost of Borrowing Interest Expense	11.1	11.4	21.3	23.1
Other	1.7	2.6	3.2	4.6
Credit, Collection and Administrative	13.6	9.0	24.0	20.0
Provision for Credit Losses	4.1	3.3	6.6	4.4
Depreciation on Equipment on Operating Leases	8.1	9.7	16.3	20.1
Other Expense	0.4	0.5	1.0	1.0

Total	39.0	36.5	72.4	73.2

Income Before Taxes	24.2	33.2	55.4	51.4
Income Tax Expense	9.3	13.0	21.4	19.9

Net Income	$14.9	$20.2	$34.0	$31.5

Retained Earnings Beginning of Period	$265.1	$196.2	$246.0	$184.9
Dividends Paid	-	-	-	-
End of Period	$280.0	$216.4	$280.0	$216.4

Condensed Statements of Consolidated Comprehensive Income

Three Months Ended			Six Months Ended
(As Restated) (See Note 2)			(As Restated) (See Note 2)
Millions of Dollars	April 2005	April 2005	April 2005	April 2005

Net income	$14.9	$20.2	$34.0	$31.5
Other Comprehensive Loss: Net Unrealized Gains (Losses) on Investments (net of tax of $0.8, $0.0, $1.7 and $1.4)	(1.4)	0.4	2.9	2.3
Minimum Pension Liability Adjustment (net of tax of $0.0 and $0.0)	-	-	(0.1)	-

Total	(1.4)	0.4	2.8	2.3

Total comprehensive income	$13.5	$20.6	$36.8	$33.8

See Notes to Condensed Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Financial Condition (Unaudited)

			(As Restated)
			(See Note 2)
	April 30	October 31	April 30
Millions of Dollars	2005	2004	2004

ASSETS

Cash and Cash Equivalents	$26.3	$10.4	$24.1
Finance Receivables
Finance Receivables	848.9	1,219.8	768.4
Finance Receivables from Affiliates	40.3	56.0	20.1
Allowance for Losses	(3.1)	(6.7)	(8.8)

Finance Receivables, Net	886.1	1,269.1	779.7

Net Accounts Receivable from Affiliates	-	-	6.9
Amounts Due from Sales of Receivables	442.1	383.4	373.7
Net Investment in Equipment on Operating Leases	119.3	148.9	160.5
Restricted Marketable Securities	507.8	63.0	504.1
Other Assets	32.8	33.5	44.5

Total Assets	$2,014.4	$1,908.3	$1,893.5

LIABILITIES AND SHAREOWNER’S EQUITY

Net Accounts Payable to Affiliates	$95.6	$43.5	$-
Senior and Subordinated Debt	1,317.1	1,325.2	1,371.0
Other Liabilities	141.3	116.0	136.3

Total Liabilities	1,554.0	1,484.7	1,507.3

Shareowner’s Equity
Capital Stock (par value $1.00, 1,600,000 shares issued and outstanding) and Paid-In Capital	182.9	182.9	171.0
Retained Earnings	280.0	246.0	216.4
Accumulated Other Comprehensive Loss	(2.5)	(5.3)	(1.2)

Total Shareowner’s Equity	460.4	423.6	386.2

Total Liabilities and Shareowner’s Equity	$2,014.4	$1,908.3	$1,893.5

See Notes to Condensed Consolidated Financial Statements.

Navistar Financial Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flow (Unaudited)

	Six Months Ended (As Restated) (See Note 2)
	April	April
Millions of Dollars	2005	2004

Cash Flow From Operating Activities
Net Income	$34.0	$31.5

Adjustments to reconcile net income to cash provided from Operating Activities:
Gains on sales of receivables	(11.1)	(23.2)
Depreciation, amortization and accretion	2.1	11.0
Provision for credit losses	6.6	4.4
Net change in accounts payable (receivables) to (from) affiliates	67.8	(18.7)
Net change in accounts payable other	3.1	(11.3)
Net change in accrued income taxes	22.7	15.0
Change in accrued interest	0.2	(0.6)
Other	0.9	6.1
Net Cash Provided by Operating Activities	126.3	14.2

Cash Flow From Investing Activities
Originations of retail notes and finance leases	(722.0)	(577.6)
Proceeds from sales of receivables	1,173.1	793.7
Net change in restricted marketable securities	(444.8)	1.5
Collections of retail notes and finance lease receivables, Net of change in unearned finance income	33.1	58.9
Repurchases of sold receivables (except wholesale)	(39.5)	(130.6)
Net change in wholesale notes and accounts receivables	(73.8)	(58.2)
Change in amounts due from sales of receivables	(41.9)	5.1
Purchase of equipment on operating leases	(12.1)	(8.4)
Sale of equipment on operating leases	26.0	19.1
Receipts from derivative contracts	0.2	0.7
Payments on derivative contracts	(0.6)	(0.4)
Net Cash Provided by (Used In) Investing Activities	(102.3)	103.8

Cash Flow From Financing Activities
Net change in bank revolving credit facility usage	17.0	(55.0)
Proceeds from long-term debt	11.9	22.9
Principal payments on long-term debt	(37.0)	(61.8)
Dividends paid to International	0.0	0.0

Net Cash Used in Financing Activities	(8.1)	(93.9)

Net Change in Cash and Cash Equivalents	15.9	24.1
Cash and Cash Equivalents, Beginning of Period	10.4	0.0

Cash and Cash Equivalents, End of Period	$26.3	$24.1

Supplementary disclosure of cash flow information:
Interest paid	$21.0	$23.8
Income taxes paid, net of refunds	$0.0	$12.7

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

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the Corporation's 2004 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

It made an additional adjustment of $11.9 million to recognize a residual value guarantee in Other Assets and a corresponding increase in Other Liabilities in the Statements of Consolidated Financial Condition for the repurchase of equipment. These changes are reflected in the second quarter adjustments to the balance sheet.

A summary of the significant effects of the restatements on the consolidated financial statements for the three month and six month periods ended April 30, 2004 is below. The amounts below have minor differences to the selected data included in the unaudited schedule of Quarterly Financial Information in the Corporation’s 2004 Annual Report on Form 10-K. The changes represent timing within the quarters and do not change year end amounts.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended April 2004

Income Statement Data
Millions of Dollars	Previously Reported	Adjustment	As Restated

Retail Notes and Finance Leases	$6.6	$3.0	$9.6
Income Related to Sales of Finance Receivables	27.6	(2.6)	25.0
Servicing Income	6.4	(0.2)	6.2
Income Before Taxes	33.0	0.2	33.2
Income Tax Expense	12.9	0.1	13.0
Net Income	20.1	0.1	20.2
Comprehensive Income	21.5	(0.9)	20.6

Balance Sheet Data
Millions of Dollars	Previously Reported	Adjustment	As Restated

Amounts Due from Sales of Receivables	$388.3	$(14.6)	$373.7
Other Assets	32.1	12.4	44.5
Total Assets	1,895.7	(2.2)	1,893.5
Other Liabilities	128.6	7.7	136.3
Retained Earnings	232.6	(16.2)	216.4
Accumulated Other Comprehensive Loss	(7.5)	6.3	(1.2)
Total Shareowner’s Equity	396.1	(9.9)	386.2

Six Months Ended April 2004

Income Statement Data

Millions of Dollars	Previously Reported	Adjustment	As Restated

Retail Notes and Finance Leases	$17.4	$3.6	$21.0
Income Related to Sales of Finance Receivables	30.9	4.5	35.4
Servicing Income	12.8	(0.5)	12.3
Credit Collection and Administrative	18.1	1.9	20.0
Income Before Taxes	45.7	5.7	51.4
Income Tax Expense	17.7	2.2	19.9
Net Income	28.0	3.5	31.5
Comprehensive Income	31.9	1.9	33.8

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	FINANCE RECEIVABLES

Finance receivables are summarized as follows:

Millions of Dollars	April 30, 2005	October 31, 2004	April 30, 2004

Retail notes, net of unearned income	$290.2	$712.3	$279.9
Finance leases, net of unearned income	79.9	102.5	95.5
Wholesale notes	144.6	172.9	97.8
Accounts:
Retail	287.4	209.3	226.8
Wholesale	87.1	78.8	88.5
Total Accounts	374.8	288.1	315.3

Total finance receivables	889.2	1,275.8	788.5
Less: Allowance for losses	3.1	6.7	8.8

Total finance receivables, net	$886.1	$1,269.1	$779.7

4.	ALLOWANCE FOR LOSSES

The allowance for losses is summarized as follows:
Millions of Dollars	April 30, 2005	October 31, 2004	April 30, 2004
Allowance for losses, beginning of period	6.7	12.9	$12.9
Provision for credit losses	6.6	8.2	4.4
Net losses charged to allowance	(3.3)	(6.6)	(2.3)
Allocated to finance receivables sold	(6.9)	(7.8)	(6.2)
Allowance for losses, end of period	$3.1	$6.7	$8.8

The average outstanding balance of impaired finance receivables was not material for the quarters ended April 30, 2005 and 2004 or for the year ended October 31, 2004. Interest income related to the impaired finance receivables during the six months ended April 30, 2005 and 2004 or for the year ended October 31, 2004 was not material.

Balances with payments past due over 90 days on owned finance receivables totaled $7.2 million as of April 30, 2005.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding is summarized as follows:

Millions of Dollars	April 30, 2005	October 31, 2004	April 30, 2004

Bank revolving credit facility, at variable rates, due December 2005	$689.0	$672.0	$516.0

Revolving retail warehouse facility, at variable rates, due October 2005	500.0	500.0	500.0

Borrowing secured by operating leases, 3.4% to 6.7%, due serially through December 2010	128.1	153.2	173.6
Convertible debt, 4.75%, due April 2009	----	----	181.4

Total senior and subordinated debt	$1,317.1	$1,325.2	$1,371.0

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

The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. As of April 30, 2005, the Corporation’s derivative financial instruments had a positive net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

As of April 30, 2005, the notional amounts and fair values of the Corporation’s derivative financial instruments are summarized as follows:

Inception	Maturity	Instrument	Notional	Fair Value

			(Millions of Dollars)
October 2000	November 2012	Interest rate cap	$500.0	$(0.3)
October 2000	November 2012	Interest rate cap	500.0	0.3
July 2001	April 2006	Interest rate swap	13.8	(0.2)
November 2002	March 2007	Interest rate swap*	18.9	-
October 2003	April 2008	Interest rate swap*	-	0.4
July 2004	September 2008	Interest rate swap*	-	-
April 2005	September 2009	Interest rate swap*	-	-

* Accounted for as non-hedging instruments.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of all derivatives are recorded in Other Liabilities on the Statements of Consolidated Financial Condition.

7.	SALES OF RECEIVABLES

During the first six months of fiscal 2005, the Corporation sold $1,174.3 million of retail notes and finance leases for a pre-tax gain of $11.1 million compared to the first six months of fiscal 2004, when the Corporation sold $795.0 million of retail notes and finance leases. During the three months ended April 30, 2004 and 2005, the corporation sold retail notes and finance leases of $600.0 million and $417.7 million, respectively.

The Corporation’s retained interests in the retail note sales include interest-only receivables, cash reserve, and negative carry accounts. The Corporation reassesses the fair value of the retained interests on a quarterly basis. The fair value of the interest-only receivable is based on updated estimates of prepayment speeds, credit losses, yields and discount rates.

The following table summarizes, for the three months and six months ended April 30, income related to sales of finance receivables:

Three Months Ended April 30,			Six Months Ended April 30,
Millions of Dollars	2005	2004	2005	2004

Gains on sales of receivables	$-	$18.8	$11.1	$23.2
Discount Accretion	9.3	8.9	16.0	15.0
Fair value adjustment	-	-	(0.2)	(0.2)
Derivative losses	(0.8)	(3.2)	(0.9)	(3.5)
Interest income from retained securities
and other	0.9	0.5	1.3	0.9

Total income related to
sales of finance receivables	$9.4	$25.0	$27.3	$35.4

8.	COMMITMENTS AND CONTINGENCIES

Legal

The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings, which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation’s management, none of the expected outcomes of these proceedings or claims is material to the business or the financial statements of the Corporation.

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on February 9, 2005, that it was conducting an informal inquiry into the Corporation’s restatement. The SEC advised the Corporation on March 14, 2005 that the status of the inquiry was changed to a formal investigation.

The Corporation continues to cooperate with the SEC’s requests and is not able to predict the timing or final outcome of the investigation.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases

The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. As of April 30, 2005, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Twelve-month period ended April 30,	(Millions of Dollars)

2006	$1.2
2007	1.3
2008	1.3
2009	1.2
2010 and beyond	4.6

Total	$9.6

The Corporation does not have any future lease commitments under non-cancelable operating leases for periods after December 2015. The total operating lease expense for the six months ended April 30, 2005 and 2004 and for the year ended October 31, 2004 was $2.3 million, $0.7 million and $1.9 million, respectively.

The Corporation vacated the Rolling Meadows facility in April 2005. A remaining estimated lease obligation of $1.2 million was recognized in the current period.

Guarantees of Debt

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of April 30, 2005, the Corporation has multiple guarantees related to Navistar's three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. The Corporation has no recourse as guarantor in case of default.

The following table summarizes the borrowings as of April 30, 2005:

Type of Funding		Maturity	Amount of Guaranty	Outstanding Balance

			(Millions of Dollars)	(Millions of Dollars)
Revolving credit facility	(2)	December 2005	$100.0	$24.0
Revolving credit facility	(1)	October 2005	18.0	18.0
Revolving credit facility	(1)(3)	Indefinite	21.7	13.7
Revolving credit facility	(1)(3)	Indefinite	18.0	17.6
Revolving credit facility	(1)	June 2005	6.8	6.8
Revolving credit facility	(1)	June 2005	9.0	8.2
Revolving credit facility	(1)	June 2005	4.5	3.6
Commercial Paper		April 2006	45.1	18.0
Retail Note Term Securitization	(1)	December 2007	10.8	6.3

		Total	$233.9	$116.2

(1)	Peso-denominated
(2)	Revolving credit facility guaranteed jointly with Navistar
(3)	The bank reviews the terms of this facility monthly. This facility may be used for as long as all the conditions and terms are met.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantees of Derivatives

As of April 30, 2005, the Corporation had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to SOFOL and Arrendadora. The Corporation is liable up to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of April 30, 2005:

Instrument	Maturity	Outstanding Notional	Fair Value

		(Millions of Dollars)
Interest rate swaps and cross currency swaps*	May 2007	$40.7	$(0.2)

* Peso-denominated

Other

On November 30, 2001, the Corporation completed the sale of all of the stock of Harco National Insurance Company ("Harco"), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate

Ltd. (“IAT”), a Bermuda reinsurance company. As part of its sales agreement with IAT, the Corporation agreed to guarantee the adequacy of Harco's loss reserves. There is no limit to the potential amount of future payments required by the Corporation related to this reserve. The guarantee under the sales agreement is scheduled to expire November 2008. The carrying amount of the Corporation's liability under this guarantee is estimated at $0.7 million as of April 30, 2005 and is included in Other Liabilities in the Consolidated Statements of Financial Condition. Management believes this reserve is adequate to cover any future potential payments to IAT.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Certain statements under this caption purely constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Navistar Financial Corporation's ("Corporation") actual results may differ significantly from the results discussed in such forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date of this Form 10-Q. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Outlook.

Restatement

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the three and six month periods ended January 31 and April 30, 2004 as discussed in Note 2 to the Consolidated Financial Statements.

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

The Corporation is exposed to market risk primarily due to fluctuations in interest rates during the accumulation period prior to a securitization sale. Interest rate risk arises from the funding of a portion of the Corporation’s fixed rate receivables with floating rate debt. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. Management has reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt, by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments when appropriate.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Off-Balance Sheet Arrangements

The Corporation enters into guarantees and sales of receivables that appropriately are not reflected on its balance sheet, which have or will have an effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Guarantees

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of April 30, 2005, the Corporation has numerous guarantees related to Navistar's three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. (“Commercial”). The Corporation has no recourse as guarantor in case of default. As of April 30, 2005, the Corporation’s maximum exposure under these guarantees is the total amount outstanding at that date, $116.2 million.

On July 30, 2004, the Corporation, through Navistar Financial Retail Receivables Corporation (“NFRRC”), sold $325.0 million of retail note receivables to a conduit. In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables. NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement. As of April 30, 2005, the Corporation has not recorded any liability related to this indemnification.

On April 29, 2005, the Corporation, through Navistar Financial Retail Receivables Corporation (“NFRRC”), sold $417.7 million of retail note receivables to a conduit. In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables. NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement. As of April 30, 2005, the Corporation has not recorded any liability related to this indemnification.

Sales of Receivables

The Corporation securitizes and sells receivables through NFRRC, Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”) and Truck Engine Receivables Financing Co. (“TERFCO”), all special purpose, wholly-owned subsidiaries (“SPCs”) of the Corporation, to fund its business operations. The securitization market provides the Corporation with a cost-effective source of funding. In a typical securitization transaction, the Corporation sells a pool of finance receivables to a SPC that establishes a qualifying special purpose entities (“QSPE”) consistent with the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The SPC then transfers the receivables to the QSPE, generally a trust, in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities (“ABS”). These securities are issued by the QSPE and are secured by future collections on the sold receivables. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from the Corporation’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

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

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

The Corporation’s exposure to credit losses on the sold receivables is limited to its retained interests. The SPC’s assets are available to satisfy the creditors’ claims prior to such assets becoming available for the SPC’s own uses or to the Corporation or affiliated companies. The Corporation is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to the Corporation or its other assets for credit losses on sold receivables and have no ability to require the Corporation to repurchase their securities. The Corporation does not guarantee any securities issued by QSPEs. The Corporation, as seller and the servicer of the finance receivables is obligated to provide certain representations and warranties regarding the receivables. Should any receivables fail to meet these representations and warranties, the Corporation, as servicer, is required to repurchase the receivables.

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

Business Outlook

The company has raised its truck industry forecast for fiscal 2005 from 389,500 units to 408,000 units, which reflects an increase in Class 8 trucks of 11,000 units, an increase in Class 6 and 7 trucks of 9,000 units and a decrease in school buses of 1,500 units. Using the new guidance, the company forecast currently projects fiscal 2005 U.S. and Canadian Class 8 heavy truck demand to be 273,000 units, up 24% from fiscal 2004. Class 6 and 7 medium truck demand, excluding school buses, is forecast to be 109,000 units, up 9% from 2004. Demand for school buses is expected to be 26,000 units, which is essentially unchanged from 2004.

The company is updating its forecast for OEM shipments of mid-range diesel engines in fiscal 2005 to be 430,800 units. This is an increase of 18% from our prior forecast for fiscal 2005 of 365,400 units and 20% higher than fiscal 2004. The increase in fiscal 2005 OEM shipments is primarily due to the acquisition of MWM.

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

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Results of Continuing Operations

Fiscal Six-Month Period 2005 Compared with 2004

Year-to-date net income was $34.0 million for 2005, compared with $31.5 million for the same period of 2004. The net income increase of $2.5 million is mainly due to higher wholesale note revenue from higher dealer inventory balances, the servicing income related to the higher total serviced portfolio balance and higher generation of retail account activity by International. Partially off-setting these favorable differences are reductions in spreads on owned receivables, lower operating lease balances as liquidations exceed acquisitions, and lower income related to sales of finance receivables.

The total income related to sales of finance receivables decreased from $35.4 million in the first six months of 2004 to $27.3 million in the first six months of 2005. During the first six months of fiscal 2005, the Corporation sold $1,174.3 million of retail notes and leases for a pre-tax gain of $11.1 million, compared with the first six months of fiscal 2004 when the Corporation sold $795.0 million of retail receivables for a pre-tax gain of $23.2 million. This decrease in gain on sale was primarily attributable to lower interest rate spreads. Higher receivables sales volume reflects a timing difference.

Financial Condition

Finance Volume and Finance Market Share

For year-to-date fiscal 2005, the Corporation’s net retail notes and finance leases originations were $722.0 million, compared with $577.6 million during the same period of fiscal 2004. Net serviced retail note and finance lease balances were $2,932.5 million and $2,517.7 million as of April 30, 2005 and 2004, respectively. The Corporation's finance market share of new International trucks delivered in the U.S. decreased to 14.1% at April 30, 2005, compared to 14.2% at April 30, 2004. The improvement in retail note and finance lease originations primarily reflects an increase in International and its dealer’s deliveries to U.S. customers.

Wholesale note originations were $2,387.0 million during the first six months of fiscal 2005, compared with $1,777.1 million for the same period of fiscal 2004. Serviced wholesale note balances were $1,311.2 million and $1,012.2 million as of April 30, 2005 and 2004, respectively. The increase in wholesale note balances and originations reflects an increase in International deliveries to its U.S. dealers.

The Corporation has seen an improvement in its truck repossession activities. The serviced repossession balance decreased significantly from $18.2 million, as of April 30, 2004, to $9.8 million, as of April 30, 2005. Improved portfolio performance resulted in lower acquisitions of repossessed vehicles.

Funds Management

The Corporation has traditionally obtained the funds to provide financing to International's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, and medium and long-term debt. The Corporation’s current debt ratings have made sales of finance receivables the most economical source of funding.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Credit Ratings

The Corporation’s debt ratings as of April 30, 2005 are as follows:

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

During the first six months of 2005 and 2004, the Corporation sold $1,167.7 million and $795.0 million, respectively, of retail notes and finance leases to owner trusts which, in turn, issued asset-backed securities that were sold to investors. As of April 30, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $3,250.0 million.

Truck Engine Receivables Financing Corporation (“TERFCO”), a special purpose, wholly-owned subsidiary of the Corporation, has in place a trust that provides for the funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The facility matures in November 2005. As of April 30, 2005, the Corporation had utilized $100.0 million of this facility.

Truck Retail Accounts Corporation (“TRAC”), a special purpose, wholly–owned subsidiary of the Corporation, provides financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. The revolving retail account facility expires in August 2005. The transfer of retail accounts under TRAC constitute sales under generally accepted accounting principles in the United States of America, with the result being sold accounts are removed from the Corporation’s balance sheet and the investor’s interests are not reflected as liabilities. As of April 30, this facility was fully utilized.

Navistar Financial Securities Corporation (“NFSC”), a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of up to $1,642.3 million of eligible wholesale notes. As of April 30, 2005, it was comprised of a $200.0 million tranche of investor certificates maturing in 2008, four $212.0 million tranches of investor certificates maturing in 2005, 2006, 2007 and 2010, variable funding certificates (“VFC”) with a maximum capacity of $400.0 million, which mature in December 2005, and a seller certificate currently at $166.5 million. As of April 30, 2005, the Corporation had utilized $1,166.6 million of the revolving wholesale note trust.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Truck Retail Installment Paper Corporation (“TRIP”), a special purpose wholly-owned subsidiary of the Corporation, issued $500.0 million of senior and subordinated floating rate asset-backed notes on October 16, 2000. The proceeds were used to establish a revolving retail warehouse facility to fund the Corporation’s retail notes and retail leases, other than fair market value leases, during the accumulation period prior to a receivable sale. As of April 30, 2005 and 2004, the funding facility was fully available. The Corporation is currently in the process of refinancing this facility.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of the Corporation, was established to provide for the funding of certain leases. In fiscal 2005 $19.1 million has been funded through this subsidiary. This subsidiary was not present at April 30, 2004. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s uses or to the Corporation or affiliated companies.

The Corporation also has $820.0 million contractually committed to bank revolving credit facility that will mature in December 2005. As of April 30, 2005, $713.0 million of this facility was utilized, including $24.0 million used by Navistar’s Mexican finance subsidiaries. The Corporation is currently in the process of refinancing this facility.

As of April 30, 2005, the aggregate available to fund finance receivables under all the various facilities was $1,109.0 million.

The weighted average borrowing rate on all debt outstanding for the first six months of fiscal 2005 increased to 3.54% from 3.35% for the same period in 2004. The increase in the Corporation’s weighted average borrowing rate is primarily a result of higher LIBOR rates.

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

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's principal executive officer and principal financial officer, along with other management of the Corporation, reviewed and tested the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) as of April 30, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the Corporation concluded that, as of April 30, 2005, there was a material weakness in the Corporation's disclosure controls and procedures related to the lack of sufficient specialized securitization accounting personnel.

The Corporation restated its financial statements for the two fiscal years ended October 31, 2003 and 2002 in its 2004 Form 10-K. The Corporation is restating its interim periods for 2004 in its 2005 quarterly reports.

While the Corporation has made progress in augmenting its resources with experience in securitization, the principal executive officer and principal financial officer of the Corporation concluded, based on the continued significant reliance on outside resources, as of April 30, 2005, the disclosure controls and procedures in place at the Corporation were not effective.

Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) and in response to the material weakness identified, the Corporation has added additional levels of review in its financial reporting processes, accessed external resources knowledgeable in securitization accounting and is in the process of adding internal accounting personnel.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 1.	LEGAL PROCEEDINGS

The Corporation is subject to various claims arising in the ordinary course of business, and is party to various legal proceedings, which constitute ordinary routine litigation incidental to the business of the Corporation. In the opinion of the Corporation’s management, none of the expected outcomes of these proceedings or claims is material to the business or the financial statement of the Corporation.

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on February 9, 2005, that it was conducting an informal inquiry into the Corporation’s restatement. The SEC advised the Corporation on March 14, 2005 that the status of the inquiry was changed to a formal investigation. The Corporation continues to cooperate with the SEC’s requests and is not able to predict the timing or final outcome of the investigation.

There was no other material pending legal proceeding other than routine litigation incidental to the business of the Corporation.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3	Articles of Incorporation and By-Laws	E-1
4	Instruments Defining Rights of Security Holders, including Indentures	E-2
10	Material Contracts	E-3
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-12
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14
32	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-16

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

(b)	The Corporation filed the following reports on Form 8-K during the quarter ended April 30, 2005

The Corporation filed a current report on Form 8-K with the Commission on February 1, 2005, in which the Corporation announced that it had received a waiver of the existing defaults under its $820,000,000 Credit Agreement.

The Corporation filed a current report on Form 8-K with the Commission on March 14, 2005, in which the Corporation announced that the expected failure of the Corporation and its affiliates to complete their respective Quarterly Reports on Form 10-Q and deliver those reports and related required information to their respective lenders by March 17, 20005 would result in defaults under the Corporation’s $820,000,000 Credit Agreement

The Corporation filed a current report on Form 8-K with the Commission on March 16, 2005, in which the Corporation announced it received a waiver of the anticipated defaults under the Corporation’s $820,000,000 Credit Agreement.

The Corporation filed a current report on Form 8-K with the Commission on April 14, 2005, in which the Corporation released its unaudited quarterly income statements for fiscal 2004.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navistar Financial Corporation
(Registrant)
Date	June 9, 2005	/s/ Paul Martin
Paul Martin
Vice President and Controller
(Principal Accounting Officer)