Form 10-Q
period 2005-07-31
NAVISTAR FINANCIAL CORP
filed 2005-09-09
CIK 51303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number 1-4146-1

NAVISTAR FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 N. Martingale Road, Schaumburg, IL 60173
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code (630) 753-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]             No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ X ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]           No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2005, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Statements of Consolidated Income & Retained Earnings, and Comprehensive Income -- Three Months and Nine Months Ended July 31, 2005 and 2004 (as restated)	2

	Condensed Statements of Consolidated Financial Condition -- July 31, 2005, October 31, 2004 and July 31, 2004 (as restated)	3

	Condensed Statements of Consolidated Cash Flow -- Nine Months Ended July 31, 2005 and 2004 (as restated)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	12

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		22

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Income & Retained Earnings (Unaudited)

	Three Months Ended July 31		Nine Months Ended July 31
Millions of Dollars	2005	2004	2005	2004
Revenues		(As Restated) (See Note 2)		(As Restated) (See Note 2)
Retail Notes and Finance Lease Interest	$ 10.2	$ 8.9	$ 28.2	$ 29.9
Income Related to Sales of Finance Receivables	11.0	10.3	38.3	45.7
Operating Leases	10.1	12.4	32.8	39.9
Wholesale Notes	12.7	9.0	34.9	24.1
Retail Accounts Interest	7.5	5.3	21.7	16.5
Servicing Income	9.4	7.6	27.5	19.9
Other Revenues	3.9	1.2	9.2	3.3
Total Revenues	64.8	54.7	192.6	179.3

Expenses
Cost of Borrowing
Interest Expense	15.3	8.8	36.6	31.9
Other	1.7	1.6	4.9	6.2
Credit, Collections and Administrative	12.6	10.1	36.6	30.1
Provision for Credit Losses	2.4	2.1	9.0	6.5
Depreciation on Equipment Under Operating Leases	7.8	9.6	24.1	29.7
Other Expenses	1.2	0.4	2.2	1.4
Total Expenses	41.0	32.6	113.4	105.8

Income Before Taxes	23.8	22.1	79.2	73.5
Income Tax Expense	9.3	8.4	30.7	28.3

Net Income	$ 14.5	$ 13.7	$ 48.5	$ 45.2
Retained Earnings
Beginning of Period	$ 280.0	$ 216.4	$ 246.0	$ 184.9
Dividends Paid	----	----	----	----
End of Period	$ 294.5	$ 230.1	$ 294.5	$ 230.1
Condensed Statements of Consolidated Comprehensive Income (Unaudited)
	Three Months Ended July 31		Nine Months Ended July 31
Millions of Dollars	2005	2004	2005	2004
		(As Restated) (See Note 2)		(As Restated) (See Note 2)
Net Income	$ 14.5	$ 13.7	$ 48.5	$ 45.2
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Investments [net of tax of $(2.0), $3.3, $(3.7) and $1.9]	3.3	(5.4)	6.0	(3.1)
Minimum Pension Liability Adjustment (net of tax of $0.0, $0.0, $0.0 and $0.0)	----	----	0.1	----
Total	3.3	(5.4)	6.1	(3.1)
Total Comprehensive Income	$ 17.8	$ 8.3	$ 54.6	$ 42.1

See notes to Condensed Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries

Condensed Statements of Consolidated Financial Condition (Unaudited)

Millions of Dollars	July 31	October 31	July 31
	2005	2004	2004
ASSETS			(As Restated) (See Note 2)
Cash and Cash Equivalents	$ 34.3	$ 10.4	$ 77.7
Finance Receivables
Finance Receivables	686.8	1,219.8	675.7
Finance Receivables from Affiliates	50.2	56.0	43.0
Allowance for Losses	(3.2)	(6.7)	(7.0)
Finance Receivables, Net	733.8	1,269.1	711.7

Net Accounts Receivable from Affiliates	10.9	---	---
Amounts Due from Sales of Receivables	481.8	383.4	423.2
Net Investment in Equipment Under Operating Leases	107.5	148.9	158.2
Restricted Marketable Securities	1,013.9	63.0	419.1
Other Assets	49.1	33.5	40.0

Total Assets	$ 2,431.3	$ 1,908.3	$ 1,829.9

LIABILITIES AND SHAREOWNERS' EQUITY
Net Accounts Payable to Affiliates	$ ---	$ 43.5	$ 8.6
Senior and Subordinated Debt	1,825.9	1,325.2	1,292.6
Other Liabilities	127.2	116.0	122.3
Total Liabilities	1,953.1	1,484.7	1,423.5

Shareowners' Equity
Capital Stock (par value $1.00, 1,600,000 shares issued and outstanding) and Paid-In Capital	182.9	182.9	182.9
Retained Earnings	294.5	246.0	230.1
Accumulated Other Comprehensive Income (Loss)	0.8	(5.3)	(6.6)
Total Shareowners’ Equity	478.2	423.6	406.4

Total Liabilities and Shareowners’ Equity	$ 2,431.3	$ 1,908.3	$ 1,829.9

See Notes to Condensed Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries Condensed Statements of Consolidated Cash Flow (Unaudited)
	Nine Months Ended July 31
Millions of Dollars	2005	2004
		(As Restated)
Cash Flow From Operating Activities:		(See Note 2)
Net income	$ 48.5	$ 45.2

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gains on sales of receivables	(13.9)	(26.0)
Depreciation, amortization and accretion	3.8	14.9
Provision for credit losses	9.0	6.5
Net change in finance receivables and accounts payable (receivables) to (from) affiliates	(48.6)	(15.3)
Net change in accounts payable other	1.5	(13.5)
Net change in accrued income taxes	11.1	(3.5)
Change in accrued interest	1.5	(1.4)
Other	(15.9)	10.6
Net Cash (Used in) Provided by Operating Activities	(3.0)	17.5

Cash Flow From Investing Activities:
Originations of retail notes and finance leases	(1,160.9)	(963.3)
Proceeds from sales of receivables	1,545.4	1,118.6
Proceeds from sales of retail accounts	----	100.0
Net change in restricted marketable securities	(950.8)	86.5
Collections of retail notes and finance lease receivables, Net of change in unearned finance income	70.8	97.7
Repurchase of sold receivables (except wholesale)	(40.3)	(152.8)
Net change in wholesale notes and accounts receivable	117.9	(30.9)
Change in amounts due from sales of receivables	(73.8)	(38.3)
Purchase of equipment on operating leases	(26.4)	(22.0)
Sale of equipment on operating leases	44.6	25.4
Receipts from derivative contracts	0.3	0.8
Payment on derivative contracts	(0.6)	(0.5)
Net Cash (Used in) Provided by Investing Activities	(473.8)	221.2

Cash Flow From Financing Activities:
Net change in bank revolving credit facility usage	26.0	60.0
Proceeds from issuance of long-term debt	528.0	31.3
Principal payments on long-term debt	(53.3)	(82.3)
Assumption of debt by Navistar International Corporation	----	(170.0)
Net Cash Provided by (Used in) Financing Activities	500.7	(161.0)

Net Change in Cash and Cash Equivalents	23.9	77.7
Cash and Cash Equivalents, Beginning of Period	10.4	0.0
Cash and Cash Equivalents, End of Period	$ 34.3	$ 77.7

Supplemental Cash Flow Information:
Interest paid	$ 35.2	$ 33.2
Income taxes paid, net of refunds	$ 22.7	$ 32.9

See Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations, financial condition and cash flow for the interim periods presented. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. Certain amounts in the prior period financial statements related to finance receivables from affiliates have been reclassified to conform with current period presentations.

During the reconciliation of third quarter account balances, the Corporation identified various reconciling items attributable to prior periods that, had they been recorded in the prior periods to which they relate would have changed net income both positively and negatively. These items were primarily related to the recording of servicer advances and impacted Servicing Income and Amounts Due from Sales of Receivables. The Corporation does not believe that these items are material, individually or in aggregate to the accompanying Condensed Consolidated Financial Statements or to any previously issued financial statements.

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

Also, as part of the correction of the securitization accounting, the Corporation reviewed its tax treatment and deferred tax assets related to these securitizations as well as for its secured borrowings related to operating and finance leases. As a result, a decrease of $16.2 million was recorded to the deferred tax liability in 2003.

The Corporation made an additional adjustment of $11.9 million to recognize a residual value guarantee in Other Assets and a corresponding increase in Other Liabilities in the Statements of Consolidated Financial Condition for the repurchase of equipment. These changes are reflected in the third quarter adjustments to the balance sheet.

A summary of the significant effects of the restatements on the consolidated financial statements for the three month and nine month periods ended July 31, 2004 is below. There are minor differences between the selected data included in the unaudited schedule of Quarterly Financial Information in the Corporation’s 2004 Annual Report on Form 10-K and the amounts below. The changes represent timing within the quarters and do not change year end amounts.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended July 2004
Income Statement Data

Millions of Dollars	Previously Reported	Adjustment	As Restated
Retail Notes and Finance Leases	$ 7.8	$ 1.1	$ 8.9
Income Related to Sales of Finance Receivables	13.1	(2.8)	10.3
Servicing Income	8.0	(0.4)	7.6
Income Before Taxes	24.2	(2.1)	22.1
Income Tax Expense	9.2	(0.8)	8.4
Net Income	15.0	(1.3)	13.7
Comprehensive Income	13.4	(5.1)	8.3

Balance Sheet Data
Millions of Dollars	Previously Reported	Adjustment	As Restated
Amounts Due from Sales of Receivables	$ 445.9	$ (22.7)	$ 423.2
Other Assets	27.6	12.4	40.0
Total Assets	1,840.2	(10.3)	1,829.9
Net Accounts Payable to Affiliates	9.6	(1.0)	8.6
Other Liabilities	116.6	5.7	122.3
Retained Earnings	247.6	(17.5)	230.1
Accumulated Other Comprehensive Loss	(9.1)	2.5	(6.6)
Total Shareowner’s Equity	421.4	(15.0)	406.4

Nine Months Ended July 2004
Income Statement Data

Millions of Dollars	Previously Reported	Adjustment	As Restated
Retail Notes and Finance Leases	$ 25.2	$ 4.7	$ 29.9
Income Related to Sales of Finance Receivable	44.0	1.7	45.7
Servicing Income	20.8	(0.9)	19.9
Credit Collection and Administrative	28.2	1.9	30.1
Income Before Taxes	69.9	3.6	73.5
Income Tax Expense	26.9	1.4	28.3
Net Income	43.0	2.2	45.2
Comprehensive Income	45.3	(3.2)	42.1

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	FINANCE RECEIVABLES

Finance receivables are summarized as follows:

Millions of Dollars	July 31	October31	July 31
	2005	2004	2004
Retail notes, net of unearned income	$ 330.5	$ 712.3	$ 320.9
Finance leases, net of unearned income	82.7	102.5	98.8
Wholesale notes	92.8	172.9	87.3
Accounts:
Retail	135.8	209.3	133.5
Wholesale	95.2	78.8	78.2
Total Accounts	231.0	288.1	211.7
Total finance receivables	737.0	1,275.8	718.7
Less: Allowance for losses	3.2	6.7	7.0
Total finance receivables, net	$ 733.8	$ 1,269.1	$ 711.7

4.	ALLOWANCE FOR LOSSES

The allowance for losses is summarized as follows:
Millions of Dollars	July 31, 2005	October 31, 2004	July 31, 2004
Allowance for losses, beginning of period	$ 6.7	$ 12.9	$ 12.9
Provision for credit losses	9.0	8.2	6.5
Net losses charged to allowance	(4.7)	(6.6)	(4.1)
Reduction related to finance receivables sold	(7.8)	(7.8)	(8.3)
Allowance for losses, end of period	$ 3.2	$ 6.7	$ 7.0

The average outstanding balance of impaired finance receivables was not material for the quarters ended July 31, 2005 and 2004 or for the year ended October 31, 2004. Interest income related to the impaired finance receivables during the three and nine months ended July 31, 2005 and 2004 or for the year ended October 31, 2004 was not material.

Balances with payments past due over 90 days on owned finance receivables totaled $7.9, $11.3, and $5.5 million as of July 31, 2005 and 2004 and October 31, 2004, respectively.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding is summarized as follows:

Millions of Dollars	July 31, 2005	October 31, 2004	July 31, 2004
Bank revolving credit facility, at variable rates, due July 2010	$ 698.0	$ 672.0	$ 631.0
Revolving retail warehouse facility, at variable rates, due August 2005	500.0	500.0	500.0
Revolving retail warehouse facility, at variable rates, due July 2010	500.0	----	----
Borrowing secured by operating leases, 3.4% to 6.7%, due serially through June 2010	127.9	153.2	161.6
Convertible Debt, 4.75% due April 2009	----	----	----
Total senior and subordinated debt	$ 1,825.9	$ 1,325.2	$ 1,292.6

In June 2004, Navistar assumed from the Corporation the 4.75 percent convertible subordinated debt due in 2009. As compensation for the assumption of this debt, the Corporation paid Navistar $170.0 million in cash. Navistar’s assumption of the Corporation’s debt resulted in an $11.9 million increase in paid-in capital for the Corporation. The revolving retail warehouse facility due August 2005 terminated as of August 15, 2005. On June 29, 2005, another $500.0 million revolving retail warehouse facility was established. As of July 31, 2005, the new facility is only available to retire the old facility maturing August 2005.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivative financial instruments as part of its overall interest rate risk management strategy as further described in Footnote 14 of the 2004 Annual Report on Form 10-K.

The Corporation manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments that may include forward contracts, interest rate swaps, and interest rate caps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The Corporation manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. The Corporation does not require collateral or other security to support derivative financial instruments with credit risk. The Corporation’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. As of July 31, 2005, the Corporation’s derivative financial instruments had a positive net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 31, 2005, the notional amounts and fair values of the Corporation’s derivative financial instruments are summarized as follows:

Inception	Maturity	Instrument	Notional	Fair Value
			(Millions of Dollars)	(Millions of Dollars)
October 2000	November 2012	Interest rate cap	$ 500.0	$ (0.2)
October 2000	November 2012	Interest rate cap	500.0	0.2
July 2001	April 2006	Interest rate swap	12.8	(0.1)
October 2003	April 2008	Interest rate swap[1]	15.7	0.4
July 2004	September 2008	Interest rate swap[2]	227.8	---
April 2005	September 2009	Interest rate swap[2]	379.3	---
June 2005	June 2016	Interest rate cap	500.0	5.0
June 2005	June 2016	Interest rate cap	500.0	(5.0)

1 Accounted for as non-hedging instruments.

2 Accounted for as guarantees. See MD&A Discussion.

7.	SALES OF RECEIVABLES

During the first nine months of fiscal 2005, the Corporation sold $1,559.3 million of retail notes and finance leases for a pre-tax gain of $13.9 million compared to the first nine months of fiscal 2004, when the Corporation sold $1,120.0 million of retail notes and finance leases for a pre-tax gain of $26.0 million. During the three months ended July 31, 2004 and 2005, the Corporation sold retail notes and finance leases of $325 million and $385 million, respectively.

The Corporation’s retained interests in the retail note sales include interest-only receivables, cash reserve, over collateralization, and negative carry accounts. The Corporation reassesses the fair value of the retained interests on a quarterly basis. The fair value of the interest-only receivable is based on updated estimates of prepayment speeds, credit losses, yields and discount rates.

The following table summarizes, for the three months and nine months ended July 31, income related to sales of finance receivables:

	Three Months Ended July 31,		Nine Months Ended July 31,
Millions of Dollars	2005	2004	2005	2004
Gains on sales of receivables	$ 2.8	$ 2.8	$ 13.9	$ 26.0
Discount Accretion	7.2	7.3	23.2	22.3
Fair value adjustment	-----	(0.2)	(0.2)	(0.4)
Derivative gains/(losses)	0.1	0.2	(0.8)	(3.3)
Interest income from retained securities and other	0.9	0.2	2.2	1.1
Total income related to sales of finance receivables	$ 11.0	$ 10.3	$ 38.3	$ 45.7

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

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

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on March 14, 2005, that it was conducting a formal investigation into the Corporation’s restatement. The Corporation continues to cooperate with the SEC’s requests and is not able to predict the timing or final outcome of the investigation.

Leases

The Corporation is obligated under non-cancelable operating leases for the majority of its office facilities. These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee. As of July 31, 2005, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Twelve-month period ended July 31,	(Millions of Dollars)
2006	$ 1.3
2007	1.2
2008	1.2
2009	1.1
2010 and beyond	5.0
Total	$ 9.8

The Corporation does not have any future lease commitments under non-cancelable operating leases for periods after December 2015. The total operating lease expense for the nine months ended July 31, 2005 and 2004 and for the year ended October 31, 2004 was $2.8 million, $1.3 million and $1.9 million, respectively.

The Corporation vacated the Rolling Meadows facility in April 2005. A remaining estimated lease obligation of $1.2 million was recorded in the second quarter of 2005.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees of Debt

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of July 31, 2005, the Corporation has multiple guarantees related to Navistar's three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. The Corporation has no recourse as guarantor in case of default.

The following table summarizes the borrowings as of July 31, 2005:

Type of Funding		Maturity	Amount of Guaranty	Outstanding Balance
			(Millions of Dollars)	(Millions of Dollars)
Revolving credit facility	(2)	April 2010	$ 100.0	$ 10.0
Revolving credit facility	(1)	June 2008	18.9	18.9
Revolving credit facility	(1)	July 2010	22.6	14.3
Revolving credit facility	(1)	July 2010	18.9	17.9
Revolving credit facility	(1)	May 2006	11.8	11.8
Revolving credit facility	(1)	May 2006	9.4	6.5
Revolving credit facility	(1)	June 2006	4.7	4.7
Commercial Paper	(1)	April 2006	47.1	47.1
Retail Note Term Securitization	(1)	October 2007	11.3	5.4
		Total	$ 244.7	$ 136.6

(1)	Peso-denominated.
(2)	Revolving credit facility guaranteed jointly with Navistar.

Guarantees of Derivatives

As of July 31, 2005, the Corporation had guaranteed derivative contracts for interest rate swaps related to SOFOL and Arrendadora. The Corporation is liable up to the fair market value of these derivative contracts only in cases of default by SOFOL and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of July 31, 2005:

Instrument	Maturity	Outstanding Notional	Fair Value
(Millions of Dollars)
Interest rate swaps (1)	July 2008	$ 57.1	$ .1
Interest rate swaps (2)	July 2008	$ 2.3	$ ----

(1) Peso-denominated

(2) U.S. Dollar – Denominated

Other

On November 30, 2001, the Corporation completed the sale of all of the stock of Harco National Insurance Company ("Harco"), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate

Ltd. (“IAT”), a Bermuda reinsurance company. As part of its sales agreement with IAT, the Corporation agreed to guarantee the adequacy of Harco's loss reserves. There is no limit to the potential amount of future payments required by the Corporation related to this reserve. The guarantee under the sales agreement is scheduled to expire November 2008. The carrying amount of the Corporation's liability under this guarantee is estimated at $.9 million as of July 31, 2005 and is included in Other Liabilities in the Consolidated Statements of Financial Condition. Management believes this reserve is adequate to cover any future potential payments to IAT.

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

Restatement

The accompanying management’s discussion and analysis gives effect to the restatement of the Condensed Consolidated Financial Statements for the three and nine month periods ended July 31 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Overview

The Corporation was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation ("International"), which is a wholly-owned subsidiary of Navistar International Corporation (“Navistar”). As used herein, the "Corporation" refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.

The Corporation is a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by International and International’s dealers. The Corporation also finances wholesale accounts and selected retail accounts receivable of International ("Accounts"). Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International’s truck products.

The Corporation also services finance receivables it originates and purchases. The Corporation’s sources of revenues are primarily from sales of its receivables, servicing of its sold receivables, earnings from investments, interest earned from its financing programs and payments made under wholesale and other dealer loan financing programs.

The Corporation is exposed to market risk primarily due to fluctuations in interest rates during the accumulation period prior to a securitization sale. Interest rate risk arises from the funding of a portion of the Corporation’s fixed rate receivables with floating rate debt. The Corporation has managed exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with floating rate debt and equity capital. Management has reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt, by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments when appropriate.

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

Guarantees

The Corporation periodically guarantees the outstanding debt of affiliates. The guarantees allow for diversification of funding sources for the affiliates. As of July 31, 2005, the Corporation has numerous guarantees related to Navistar's three Mexican finance subsidiaries, Servicios Financieros Navistar, S.A. de C.V. (“SOFOL”), Arrendadora Financiera Navistar, S.A. de C.V. (“Arrendadora”) and Navistar Comercial S.A. de C.V. (“Commercial”). The Corporation has no recourse as guarantor in case of default. As of July 31, 2005, the Corporation’s maximum exposure under these guarantees is the total amount outstanding at that date, $136.6 million.

On July 30, 2004, the Corporation, through Navistar Financial Retail Receivables Corporation (“NFRRC”), sold $325.0 million of retail note receivables to a conduit. In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables. NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement. As of July 31, 2005, the Corporation has not recorded any liability related to this indemnification.

On April 29, 2005, the Corporation, through Navistar Financial Retail Receivables Corporation (“NFRRC”), sold $417.7 million of retail note receivables to a conduit. In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables. NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement. As of July 31, 2005, the Corporation has not recorded any liability related to this indemnification.

Sales of Receivables

The Corporation securitizes and sells receivables through Navistar Financial Retail Receivables Corporation ("NFRRC"), Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”) and Truck Engine Receivables Financing Co. (“TERFCO”), all special purpose, wholly-owned subsidiaries (“SPCs”) of the Corporation, to fund its business operations. The securitization market provides the Corporation with a cost-effective source of funding. In a typical securitization transaction, the Corporation sells a pool of finance receivables to a SPC that establishes a qualifying special purpose entities (“QSPE”) consistent with the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The SPC then transfers the receivables to the QSPE, generally a trust, in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities (“ABS”). These securities are issued by the QSPE and are secured by future collections on the sold receivables. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from the Corporation’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

The Corporation often retains interests in the securitized receivables. The retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held for the benefit of the QSPEs, overcollateralization of the ABS Securities and interest-only receivables. The Corporation’s retained interests will be the first to absorb any credit losses on the sold receivables because the Corporation retains the most subordinated interests in the QSPE, including subordinated securities, the right to receive excess spread (interest-only strip) and any residual or remaining interests of the QSPE after all asset-backed securities are repaid in full.

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

Business Outlook

International forecasts fiscal 2005 U.S. and Canadian Class 8 heavy truck demand to be 273,000 units, up 24% from fiscal 2004. Class 6 and 7 medium truck demand, excluding school buses, is forecast to be 109,000 units, up 9% from 2004. Demand for school buses is expected to be 26,000 units, which is essentially unchanged from 2004.

International is updating its forecast for OEM shipments of mid-range diesel engines in fiscal 2005 to be 430,800 units. This is an increase of 18% from our prior forecast for fiscal 2005 of 365,400 units and 20% higher than fiscal 2004. The increase in fiscal 2005 OEM shipments is primarily due to the acquisition of MWM by International.

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

Results of Continuing Operations

Fiscal Nine-Month Period 2005 Compared with 2004

Year-to-date net income was $48.5 million for 2005, compared with $45.2 million for the same period of 2004. The net income increase of $3.3 million is mainly due to higher wholesale note revenue from higher dealer inventory balances, the servicing income related to the higher total serviced portfolio balance, higher marketable securities balances and rates of return for TRIP, and higher generation of retail account activity by International. Partially off-setting these favorable variances are reductions in interest rate spreads on owned receivables, lower operating lease balances as liquidations exceed acquisitions, and lower income related to sales of finance receivables.

The total income related to sales of finance receivables decreased from $45.7 million in the first nine months of 2004 to $38.3 million in the first nine months of 2005. During the first nine months of fiscal 2005, the Corporation sold $1,559.3 million of retail notes and leases for a pre-tax gain of $13.9 million, compared with the first nine months of fiscal 2004 when the Corporation sold $1,120.0 million of retail receivables for a pre-tax gain of $26.0 million. This decrease in gain on sale was primarily attributable to lower interest rate spreads. Higher receivables sales volume reflects a timing difference.

During the reconciliation of third quarter account balances, the Corporation identified various adjustments attributable to prior periods that, had they been recorded in the prior periods to which they relate would have changed net income both positively and negatively. These adjustments were primarily related to the recording of servicer advances and impacted Servicing Income and Amounts Due from Sales of Receivables. The Corporation does not believe that these adjustments are material, individually or in aggregate to the accompanying Condensed Consolidated Financial Statements or to any previously issued financial statements.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

During the reconciliation of third quarter account balances, the Corporation identified various adjustments attributed to prior periods that, had they been recorded in the prior periods to which they related, would have changed net income (positively and negatively). These adjustments were primarily related to the recording of servicer advances and impacted Servicing Income and Amounts Due from Sales of Receivables. The Corporation does not believe that these adjustments are material, individually or in aggregate to the accompanying Condensed Consolidated Financial Statements or to any previously issued financial statements.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Financial Condition

Finance Volume and Finance Market Share

For year-to-date fiscal 2005, the Corporation’s net retail notes and finance leases originations were $1,160.9 million, compared with $963.3 million during the same period of fiscal 2004. Net serviced retail note and finance lease balances were $3,048.7 million and $2,606.6 million as of July 31, 2005 and 2004, respectively. The Corporation's finance market share of new International trucks delivered in the U.S. decreased to 13.7% at July 31, 2005, compared to 15.5% at July 31, 2004. The improvement in retail note and finance lease originations primarily reflects an increase in International and its dealer’s deliveries to U.S. customers. The reduction in finance market share reflects the mix of ITEC customers and increased market competition.

Wholesale note originations were $3,707.8 million during the first nine months of fiscal 2005, compared with $2,868.1 million for the same period of fiscal 2004. Serviced wholesale note balances were $1,283.4 million and $1,084.6 million as of July 31, 2005 and 2004, respectively. The increase in wholesale note balances and originations reflects an increase in International deliveries to its U.S. dealers.

The Corporation has seen an improvement in its truck repossession activities. The serviced repossession balance decreased significantly from $20.2 million, as of July 31, 2004, to $9.7 million, as of July 31, 2005. Improved portfolio performance resulted in fewer repossessed vehicles.

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

The Corporation’s debt ratings as of July 31, 2005 are as follows:

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

During the first nine months of 2005 and 2004, the Corporation sold $1,552.7 million and $1,120.0 million, respectively, of retail notes and finance leases to owner trusts which, in turn, issued asset-backed securities that were sold to investors. As of July 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,503.8 million.

Truck Engine Receivables Financing Corporation (“TERFCO”), a special purpose, wholly-owned subsidiary of the Corporation, has in place a trust that provides for the funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. The facility matures in November 2005. As of July 31, 2005, the Corporation had utilized $50.4 million of this facility.

Truck Retail Accounts Corporation (“TRAC”), a special purpose, wholly–owned subsidiary of the Corporation, provides financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. The Corporation is in the process of renewing this facility through August 2006. The transfer of retail accounts under TRAC constitute sales under generally accepted accounting principles in the United States of America, with the result being sold accounts are removed from the Corporation’s balance sheet and the investor’s interests are not reflected as liabilities. As of July 31, 2005 , the Corporation had utilized $95.0 million of this facility.

Navistar Financial Securities Corporation (“NFSC”), a special purpose, wholly-owned subsidiary of the Corporation, has in place a revolving wholesale note trust that provides for the funding of up to $1,478.9 million of eligible wholesale notes. As of July 31, 2005, it was comprised of a $200.0 million tranche of investor certificates maturing in 2008, three $212.0 million tranches of investor certificates maturing in 2006, 2007 and 2010, variable funding certificates (“VFC”) with a maximum capacity of $400.0 million, which mature in December 2005, VFC available subordinated amounts and excess seller’s interest of $64.8 million, and a seller certificate currently at $178.1 million. As of July 31, 2005, the Corporation had utilized $1,190.7 million of the revolving wholesale note trust.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITIONS

Truck Retail Installment Paper Corporation (“TRIP”), a special purpose wholly-owned subsidiary of the Corporation, issued $500.0 million of senior and subordinated floating rate asset-backed notes on October 16, 2000. The proceeds were used to establish a revolving retail warehouse facility to fund the Corporation’s retail notes and retail leases, other than fair market value leases, during the accumulation period prior to a receivable sale. As of July 31, 2005 and 2004, the funding facility was fully available. The Corporation refinanced this facility on June 29, 2005 with $500.0 million of senior and subordinated floating rate asset backed notes due June 2010. The additional facility increases debt and marketable securities by $500 million each; however, the new facility is available only to retire the old facility which matures in August 2005.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of the Corporation, was established to provide for the funding of certain leases. In the first nine months of fiscal 2005 $35.2 million has been funded through this subsidiary.

The Corporation also has $1,200.0 million contractually committed to bank revolving credit facility that will mature in July 2010. As of July 31, 2005, $708.0 million of this facility was utilized, including $10 million used by Navistar’s Mexican finance subsidiaries.

As of July 31, 2005, the aggregate available to fund finance receivables under all the various facilities was $1,369.0 million.

The weighted average borrowing rate on all debt outstanding for the first nine months of fiscal 2005 increased to 3.73% from 3.14% for the same period in 2004. The increase in the Corporation’s weighted average borrowing rate is primarily a result of higher LIBOR rates.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed.  The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

In August 2005, the FASB issued proposed statements of financial accounting standards: “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” and “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 144”. The Corporation is currently evaluating the impacts of the proposed changes.

NAVISTAR FINANCIAL CORPORATION

AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's principal executive officer and principal financial officer, along with other management of the Corporation, reviewed and tested the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) as of July 31, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the Corporation concluded that, as of July 31, 2005, there continues to be a material weakness in the Corporation's disclosure controls and procedures related to the lack of sufficient specialized securitization accounting personnel.

While the Corporation has made progress in augmenting its resources with experience in securitization, the principal executive officer and principal financial officer of the Corporation concluded, based on the continued significant reliance on outside resources, as of July 31, 2005, the disclosure controls and procedures in place at the Corporation were not effective.

Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) and in response to the material weakness identified, the Corporation has added additional levels of review in its financial reporting processes, accessed external resources knowledgeable in securitization accounting and is in the process of adding internal accounting personnel with knowledge of securitization accounting.

PART II – OTHER INFORMATION

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

On December 6, 2004, the Corporation announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The Securities and Exchange Commission (SEC) notified the Corporation on March 14, 2005, that it was conducting a formal investigation into the Corporation’s restatement. The Corporation continues to cooperate with the SEC’s requests and is not able to predict the timing or final outcome of the investigation.

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

Navistar Financial Corporation
(Registrant)

Date: September 9, 2005	/s/ Paul Martin
Paul Martin
Vice President and Controller
(Principal Accounting Officer)