Form 10-K
period 2005-10-31
NAVISTAR FINANCIAL CORP
filed 2007-12-10
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005

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

(630) 753-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                               No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                               No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained , to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                    No ☒
As of November 30, 2007 the number of shares outstanding of the registrant's common stock was 1,600,000.

Documents Incorporated by Reference: None

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF INTERNATIONAL TRUCK AND ENGINE CORPORATION, WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

(A) -Omitted or amended or reduced as the registrant is a wholly-owned subsidiary of International Truck and Engine Corporation, which is a wholly-owned subsidiary of Navistar International Corporation, and meets the conditions set forth in General Instructions I (1) (a) and (b) of Annual Report on Form 10-K and is, therefore, filing this report with the reduced disclosure format.

Index

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the United States Securities and Exchange Commission (“SEC”) that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.  Unless otherwise stated, all financial information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2003 and 2004 and the first three quarters of the year ended October 31, 2005. The effect of the restatement on periods prior to 2003 has been presented as a reduction of Shareowner’s equity as of November 1, 2002, the beginning of our 2003 fiscal year.

Item 1.  Business

The registrant, Navistar Financial Corporation, was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation (“International”), which is a wholly-owned subsidiary of Navistar International Corporation (“Navistar”).  As used herein, “us,” “we,” “our” or “NFC” refers to Navistar Financial Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

We are a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by International and International’s dealers.  We also finance wholesale accounts and selected retail accounts receivable of International (“accounts”).  Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International’s truck products.

We also service the finance receivables we originate and purchase following their sale to unrelated third parties.  Our revenue components from these securitized receivables are primarily servicing fees and excess spread income (See Item 7, Management’s Discussion and Analysis of Results of Operation and Financial Condition, for an explanation of securitized receivables).

On November 30, 2001, we completed the sale of all of the stock of Harco National Insurance Company ("Harco"), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate Ltd., a Bermuda reinsurance company.  The Harco insurance segment was accounted for as a discontinued operation, and accordingly, balances in our accompanying consolidated financial statements and notes thereto, for all periods affected, have been presented to recognize those discontinued operations.  For further information, see Note 4, Discontinued Operations, to the accompanying consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

Item 1A.   Risk Factors

Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date hereof. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions.  These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances.  As you read and consider the information contained herein, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and could cause these actual results to differ materially from those in the forward-looking statements.

Index

This section identifies specific risks that could adversely affect our business, results of operations or financial condition. The following information should be read in conjunction with Item 7, and the accompanying consolidated financial statements and related notes included in this report.

Risks that Relate to Our Delay in Filing Timely Reports with the SEC, the Restatement of Our Consolidated Financial Statements, and Accounting and Internal Controls:

Inability to Access Debt or Securitization Markets at Competitive Rates

The delay in filing required financial reports with the SEC and the downgrading of NFC and Navistar credit ratings has increased our borrowing costs. In response, we rely more extensively on securitization for the cost effective funding of our operations. Continued delay in filing required financial reports for subsequent periods could adversely limit our ability to access the debt or securitization markets. Our ability to sell our receivables may be dependent on the following factors: the volume and credit quality of receivables, the performance of previously securitized receivables, general demand for the type of receivables we offer, market capacity for our sponsored investments, accounting and tax changes, our debt ratings and our ability to maintain back-up liquidity facilities for certain securitization programs.  If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding was no longer available, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Un-cured or un-waived violations or defaults under our servicing agreements could result in the replacement of NFC as servicer. We do not believe replacement as servicer on public transactions would have a material adverse impact on our results of operations, financial condition and liquidity.

Potential or Possible Lawsuits or Governmental Investigations in Relation to the Restatement of our Financial Statements

The restatement of our financial results may lead to lawsuits and/or governmental investigations. We are engaged in an ongoing dialogue with the SEC with respect to the current restatement process and the pending formal investigation of our earlier restatement.  For additional information regarding this matter see Item 3, Legal Proceedings.

Changes in Laws or Regulations

Aspects of our business as a lender and lessor are subject to state and federal laws and regulations including, but not limited to, (a) establishment of maximum interest rates, (b) collection, foreclosure and repossession procedures, (c) financial transaction structures and (d) the use and reporting of information relating to a borrower’s or lessee’s credit experience. Changes to such laws or regulations could have a material adverse effect on our results of operations, financial condition and liquidity.

Reduction in our Credit Rating

We may have difficulty maintaining existing business and may experience a reduction in our credit rating which could have a material adverse effect on us by, among other things, (a) reducing our revenues if existing and potential customers hesitate to, or decide not to, retain us, (b) increasing our costs or decreasing our liquidity if suppliers desire a change in existing payment terms and (c) increasing our borrowing costs or negatively affecting our ability to obtain new financings on acceptable terms or at all if rating agencies downgrade our credit ratings.

Risks that Relate to Business Operations and Liquidity:

Strategic Decisions of Navistar

As an indirect wholly-owned subsidiary of Navistar, we are subject to the effects of strategic decisions made from time to time by Navistar. The major share of our business consists of financing International vehicles and supporting their dealers.  Any extended reduction or suspension of International’s production or sale of vehicles for reasons discussed below would have an adverse effect on our business. Special-rate financing programs available though NFC, which may be independent or supported/reimbursed by International, increases our financing volume and share of financing sales of International vehicles. Since the majority of our business transactions originate with Navistar, significant changes in Navistar’s overall business strategy, product pricing and incentives or support of our financial products could have a material adverse effect on our results of operations, financial condition and liquidity.

Index

Economic Condition of the Trucking Industry

The secured value of our lease and loan portfolio and our ability to generate new business at competitive rates depends substantially on the economic condition of the trucking industry. To the extent future events such as increasing fuel price levels, fuel shortages or general economic downturn adversely affect the trucking industry, there could be an increase in customer defaults, impaired asset values and less competitive interest and lease rates. These events could have a material adverse impact on our results of operations, financial condition and liquidity.

The markets in which Navistar competes are subject to considerable cyclicality.  Their ability to generate business for us depends in part on the varying conditions in the truck, school bus, mid-range diesel engine, and service parts markets which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled.  Truck and engine demand is also dependent on general economic conditions, interest rate levels, and fuel costs, among other factors.

The North American truck market in which Navistar operates is highly competitive.  This competition results in price discounting and margin pressures throughout the industry and could adversely affect our business.  Banks or other financing institutions may attempt to capture an increased share of retail and wholesale financing of Navistar products.

Access to Capital

We traditionally obtain the funds to provide financing from sales of receivables, medium- and long-term debt, and equity capital and from short- and long-term bank borrowings.  If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, we may restrict financing of International products and to International dealers.

Credit Markets

In the late summer and early fall of 2007, the financial markets experienced a major correction linked primarily to the “sub-prime” mortgage lending market.  The asset backed securitization market used by us and our lending banks was affected by this correction.  Substantial increases in the spreads on borrowing rates were seen at all credit rating levels.  High quality and highly rated issuers saw their previous rates go from 0 to 15 basis points over LIBOR or treasuries to 30 to 50 basis points above.  The magnitude of the change at lower quality levels was in excess of 100 basis points.  As a result, future borrowings could be more costly than in the past.

Collection and Servicing Problems

Disruption of our servicing, such as a failure to maintain accurate account records or maintain access to such records, could have a significant negative impact on our ability to collect on our receivables and satisfy our customers.

All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above.  Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Index

Item 1B.  Unresolved Staff Comments.

We received a letter dated September 27, 2005 containing SEC Division of Corporation Finance staff comments pertaining to our 2004 Form 10-K, which has been restated as part of this 10-K filing.  These comments and those contained in a follow-up letter from the SEC staff dated December 20, 2005, are un-resolved as of December 5, 2007.

The following is a brief summary of the comments and management’s response:

•
We were asked to clarify many of the terms used to identify the types of receivables, such as “finance receivables,” “components of ‘income related to sales of receivables’,” “finance leases,” “distinguish between the types of revenue”.  Clarification was specific to terms in Note 1, Summary of Accounting Policies, and several other footnotes such as the Allowance for Losses (“ALLL”).

We have modified our disclosures in the 2005 Form 10-K to respond to these comments and provided examples to the SEC staff.

•
In addition to clarification of terms the staff had several questions concerning the ALLL. We were asked “to revise disclosures to fully explain the reasons for changes in each element of our allowance for losses so that a reader can understand how changes in risks in the portfolio during each period relate to the allowance established at period-end; quantify and explain how changes in our estimation methods and assumptions affected the allowance; quantify and explain how changes in finance receivables and lease concentrations, quality, and terms that occurred during the period are reflected in our allowance; quantify our gross charge-offs and recoveries for each period presented.”

We have provided this information in both our footnotes and in Item 7.

•
Seven comments related to various components of accounting and disclosure under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), such as key assumptions used in subsequently measuring the fair value of retained interests (including, at a minimum, quantitative information about discount rates, expected prepayments including the expected weighted-average life of pre-payable financial assets, and anticipated credit losses, including expected static pool losses).  The Staff also asked about the recognition of servicer assets or liabilities in connection with generally accepted accounting principles (“GAAP”).

These comments were directed to our various retail securitizations and are no longer relevant as the majority of retail securitizations were restated to secured borrowings as part of the 2005 Restatement (See Note 2, Restatement of Previously Issued Consolidated Financial Statements).  We did provide the requested information for the wholesale and the retail securitizations that continue to be accounted for as a sale in accordance with SFAS No. 140.  We also provided the requested information that we have no servicing assets or liabilities and that the fees received are just adequate to cover our costs in the 2005 Form 10-K.

•	One comment was a request to include an exhibit on fixed charge coverage in future filings.
We have included the exhibit beginning with the 2005 Form 10-K.

•	Comments related to the nature of a guaranty from (i) a sale of the insurance operation in 2001, (ii) certain derivatives and (iii) the debt of an affiliate.
We have informed the SEC about each guaranty and cited the accounting literature supporting the extent and basis of our disclosure.  To the extent that the guaranty was in existence at October 31, 2005, we have expanded our disclosure in the 2005 Form 10-K. For more information see Notes 3, Transactions with Affiliated Companies, Note 4, Discontinued Operations, and Note 12, Commitments and Contingencies.

•	A comment related to the booking of a lease residual. While reviewing the accounting for this item so we could respond to the Staff we discovered several similar leases.
This is the restatement  issue discussed in Note 2 under Lease Transactions.

Index

•	One comment concerned the increase in Paid-in capital when Navistar assumed $220 million of our debt and the basis for accounting for the increase at the date Navistar assumed the debt.
The assumption of debt by Navistar resulted in an increase to Paid-in capital as it was an intercompany transaction with our Parent. Also, during the 2005 Restatement we concluded that there was an embedded derivative that was not properly valued from the time the debt was issued in 2002 through the assumption in 2004.  This was one of the restatement issues and is discussed in Notes 2 and 3.

•	Finally the Staff asked about various swaps and caps and our use of hedge accounting.
In the 2005 Restatement and the 2005 Form 10-K, we expanded our disclosures on swaps and caps and our revised conclusion that hedge accounting was not appropriate.  Now all changes in fair value for these derivatives are reflected in operating income.

In conclusion, we believe that the issues raised by the SEC staff in their letters to us have been adequately addressed in this Form 10-K.  Further we believe that ultimate resolution of these comments will not have a material affect on the 2005 Form 10-K including the consolidated financial statements or related footnotes.

Periodic Reports Access

Navistar maintains a website with the address www.internationaldelivers.com.  NFC is not including the information contained on Navistar’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available, free of charge, through Navistar’s website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, if any, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

NFC has adopted the Code of Ethics posted on Navistar’s website.  This Code of Ethics applies to all employees, directors and officers, including the chief executive officer and principal financial officer.  NFC intends to disclose any amendments to, or waivers from, the Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 2.  Properties

NFC’s properties principally consist of office equipment and leased office space in Schaumburg, Illinois, Duluth, Georgia and Frisco, Texas. The office equipment owned and in use by us is not significant in relation to the total assets of NFC.

Item 3.  Legal Proceedings

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005. We were subsequently informed by the SEC that it was expanding the investigation to include this current restatement. Since April of 2006, NFC and Navistar have been providing information to the SEC regarding the current restatement.  We are fully cooperating with the SEC on this investigation. Based on the status of the investigation, we are not able to predict its final outcome.

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings, which constitute ordinary, routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

Intentionally omitted.  See the index page of this report for an explanation.

Index

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

As of October 31, 2005, International owned all shares of our issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.  NFC did not pay any dividends in fiscal 2005 or 2004. We paid $50.0 million in dividends to International during fiscal 2003, $175.0 million in February 2007, $100.0 million in July 2007 and $125.0 million in October 2007.

Item 6.  Selected Financial Data

Intentionally omitted.  See the index page of this report for explanation.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Restatement of previously issued consolidated financial statements

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the SEC that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005. All information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2002 through 2004 and the first three quarters of the year ended October 31, 2005.

In January 2006, we announced the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005 until NFC and Navistar resolved a number of complex and technical accounting issues. In November 2006, we announced that our previously issued consolidated financial statements and the independent auditors’ reports thereon for the years ended October 31, 2002 through 2004, and all quarterly financial statements for periods after November 1, 2002, should no longer be relied upon because of errors in the financial reporting process. See Item 9A, Controls and Procedures.

We concluded in February 2007 that an element of effective control existed over certain transferred assets and as such did not meet the requirements for sale accounting treatment under paragraph 9 (c) of  SFAS No. 140,.  As a result, we have recorded the assets (note and lease receivables, net of allowance for loss) and liabilities (secured borrowings) related to certain transfers of assets, reversed the associated gains and losses previously recognized and recorded interest income and interest expense. The cumulative effect of the reversal of sale accounting treatment for retail securitizations was the major contributor to our restatement changes. The restatement adjustments in total resulted in a cumulative net increase to Shareowner’s equity of $8.3 million as of October 31, 2004, and an increase (reduction) in previously reported net income of $13.4 million and $(15.4) million for the years ended October 31, 2004 and 2003, respectively. We also increased our November 1, 2002 opening Retained earnings by $56.4 million, reduced Paid-in capital by $50.5 million and increased Accumulated other comprehensive loss by $12.4 million to recognize corrected items that relate to prior periods. More detail can be found in Note 2, Restatement of Previously Issued Consolidated Financial Statements.

Since the time of announcement, both Navistar and NFC have devoted substantial resources toward the completion of the restatement. We have also obtained assistance from a variety of resources, including technology and accounting consulting firms and outside counsel.

Guarantees

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of October 31, 2005, we had numerous guarantees related to Navistar's three Mexican finance subsidiaries, Navistar Financial, S.A. de C.V. SOFOM E.N.R (“NF”), Arrendadora Financiera Navistar, S.A. de C.V. SOFOM E.N.R (“Arrendadora”) and Navistar Comercial S.A. de C.V. As of October 31, 2005, our maximum exposure under these guarantees is the total amount of debt outstanding of $158.9 million. We have not recorded any liability related to these guarantees.

Index

On April 29, 2005 and July 30, 2004, NFC, through its wholly-owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”), legally sold $417.7 million and $325.0 million, respectively, of retail note receivables to a bank conduit.  In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into an interest rate swap agreement on the anticipated cash flows from the receivables.  NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlement. As of October 31, 2005, the fair market value of the swap settlement was a loss of $0.8 million.

Contractual Obligations

The following table provides aggregate information about our outstanding contractual obligations and other long-term liabilities as of October 31 and includes asset-backed debt payable out of collections on the securitized receivables transferred to those entities. Such debt is the legal obligation of the consolidated subsidiary whereby there is no recourse to NFC (in millions):

Due in Fiscal	2006	2007-2008	2009-2010	After 2010	Total

Senior and subordinated debt (1)	$120.7	$762.3	$1,966.4	$1,112.7	$3,962.1
Operating leases	1.7	2.6	2.0	4.0	10.3
Interest (2)	157.7	292.6	195.2	20.0	665.5
Total	$280.1	$1,057.5	$2,163.6	$1,136.7	$4,637.9
(1) Principal only
(2)  Amounts represent estimated contractual interest payments on long-term debt and the effect of our interest rate swaps. Rates in effect as of October 31, 2005, are used for variable rate debt.

Results from Continuing Operations

Results from continuing operations for the last three fiscal years were as follows (in millions):

	2005	2004 (Restated)	2003 (Restated)

Financing revenue	$218.4	$193.6	$203.1
Operating lease revenue	39.6	57.8	68.3
Securitization income	74.5	54.4	47.1
Cost of borrowing	144.3	111.0	135.2
Credit, collection and administrative expenses	45.3	40.7	41.3
Provision for credit losses	5.7	7.8	12.9
Depreciation on operating leases	29.7	42.4	49.8
Income before taxes	123.4	113.7	71.7
Income from continuing operations	79.2	74.5	42.5
Income tax expense from continuing operations	44.2	39.2	29.2
Other Financial Data:
Return on average equity	16.8%	19.4%	11.7%

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts. Financing revenue in 2005 was 12.8% higher than 2004 resulting from higher interest rates and increased note and lease originations. Financing revenue in 2004 was 4.7% lower than 2003 reflecting steady interest rates being charged to customers and a marginal decrease in note and lease originations.

Operating lease revenue decreased by 31.5% in 2005 and 15.4% in 2004. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better finance rates, incentives and stronger used vehicle values.

Index

We also receive interest income from the Truck and Parts segments of International and corporate International relating to financing of wholesale notes, wholesale accounts, and retail accounts based upon contractual agreements. We receive interest income at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. Aggregate interest revenue provided by the Truck and Parts segments of International and corporate International was $89.6 million in 2005, $57.7 million in 2004, and $47.3 million in 2003.

Securitization income represents all revenue components resulting from off balance sheet sales of receivables including: excess spread income; servicing fees; initial gain or loss at time of sale; investment income and fair value adjustments to retained interests. Securitization income increased by 36.9% in 2005 and 15.5% in 2004. The increase in 2005 and 2004 directly corresponds to the increase in the aggregate off balance sheet portfolio as securitization has become a more cost effective funding source. As used herein, “balance sheet” refers to the accompanying consolidated statements of financial condition.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2005 was 30.0% higher than 2004, as LIBOR interest rates rose throughout 2005 and we experienced increased funding requirements. Borrowing costs in 2004 were 17.9% lower than 2003, following the steady decline in interest rates experienced throughout 2004 that affected the rates charged on the debt we issued and slightly lower average funding needs. Our average interest rate on senior and subordinated debt was 3.7% in 2005, 2.8% in 2004 and 3.6% in 2003. The ratio of debt to equity was 7.7:1 as of October 31, 2005 and 2004.

Credit, collection and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages. Such costs increased 11.3% from 2004 to 2005 as administrative employee headcount increased and building relocation expenses were incurred. Cost decreased 1.5% from 2003 to 2004 as there was no substantial change in administrative infrastructure or headcount.

Provision for credit losses on receivables totaled $5.7 million in 2005, a decrease of $2.1 million from the $7.8 million recognized in 2004.  Provision for credit losses on receivables in 2004 was $5.1 million lower than 2003. The decrease in both periods reflects overall improvement in portfolio performance and improved values in the used truck markets. The finance receivables in these pools are considered to be relatively homogenous.

The allocation of the Allowance for losses by receivable type is as follows at October 31 (in millions):

	2005	2004 (Restated)
Retail Notes and Finance Leases	$13.2	$13.2
Accounts	0.4	0.4
Total	$13.6	$13.6

NFC evaluates its Allowance for losses based on a pool method by asset type: retail notes and finance leases, and retail accounts.  The finance receivables in these pools are considered to be relatively homogenous.

NFC’s estimate of the required allowance is based on applying an estimated loss percentage to the finance receivables.  The estimated loss percentage is based on historical average annual losses as a percent of average finance receivable balances and an estimate of annual losses for the following year as percent of the average receivable balances.

The current year estimate of losses is developed by reviewing past due balances, current repossession frequency, recovery percentages on recently repossessed vehicles and current economic conditions.  The qualitative conditions include, but are not limited to, diesel fuel price changes, freight tonnage and freight carrier profitability.

In addition, when NFC identifies significant customers at probable risk of default, it segregates that customer’s receivables from the pools and separately evaluates the estimated losses based on the market value of the collateral and specific terms of the receivable contract.  NFC uses its experience in remarketing transportation equipment to estimate market values.

Index

Depreciation on operating leases decreased by 30.0% in 2005 and 14.9% in 2004.  This trend reflects the shift from operating leases to a more attractive purchase financing environment for equipment users driven by better finance rates, incentives and stronger used vehicle values. Retirements increased in 2005 to $119.8 million from $98.6 million in 2004.

Income tax expense from continuing operations includes federal and state income tax. Our effective tax rate was  35.8% in 2005, as compared to 34.5% for 2004 and 40.7% for 2003. The reduction in effective tax rate from 2003 resulted primarily from the elimination of a permanent tax difference upon Navistar’s assumption of our convertible debt in 2004.

Return on average equity decreased in 2005 to 16.8% despite an increase in net income resulting from higher financing revenue and securitization income partially offset by a higher cost of borrowing. The impact of the growth in retained earnings was disproportionately higher than the growth in net income. Return on average equity increased in 2004 to 19.4% as a result of an increase in net income on account of a lower cost of borrowing. The impact of the growth in retained earnings was partially offset by $50.0 million in dividends paid during 2003.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $1.6 billion in fiscal 2005, $1.4 billion in fiscal 2004 and $1.3 billion in fiscal 2003. NFC provided 15.1% of retail and lease financing for the new International trucks sold in the U.S. at October 31, 2005, compared to 15.7% at October 31, 2004 and 15.8% at October 31, 2003. Although market share was down slightly as International increased its direct sales, originations increased primarily as a result of higher sales volume by International’s dealers.

NFC provided 96.2% of the wholesale financing of new trucks sold to International’s dealers in fiscal 2005, 95.4% in 2004 and 93.7% in 2003. Wholesale note originations/purchases were $5.3 billion in fiscal 2005, $4.3 billion in fiscal 2004 and $3.2 billion in fiscal 2003.

Serviced wholesale notes balances were $1.5 billion, $1.3 billion and $860.8 million as of October 31, 2005, 2004 and 2003, respectively.  These increases reflect International’s higher sales to its dealers in the United States.

Funds Management

We have traditionally obtained the funds to provide financing to International's dealers and retail customers from the financing of receivables in securitization transactions, short and long-term bank borrowings, and medium and long-term debt.  Given our debt ratings and the overall quality of our receivables, the financing of receivables in securitizations has been the most economical source of funding.

Credit Ratings

NFC’s debt ratings during the three years ended October 31, 2005, were as follows:
	Fitch	Moody’s	Standard and Poor’s
Senior unsecured debt	BB	Ba3	BB-

Outlook as of October 31, 2005	Stable	Stable	Stable

In July 2006, Moody’s withdrew its credit rating for both Navistar and NFC.  In January 2006, Standard and Poor’s changed its outlook to Negative from Stable.  These actions have caused current borrowing rates to be higher.

Index

Funding Facilities

We finance receivables through securitizations through the asset-backed public market and private placement sales. NFC, through these securitizations, despite a rising rate market, has been able to fund its operating needs at rates which are more economical than those available to NFC in the public unsecured bond market. We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC transfers a pool of finance receivables to a special purpose entity (“SPE”).  The SPE then transfers the receivables to a bankruptcy remote, legally isolated entity, generally a trust, in exchange for proceeds from interest bearing securities.  These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are considered sales from a legal standpoint but are subject to the provisions of SFAS No. 140 as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the assets being sold. NFRRC finances retail notes and finance leases; ITLC finances operating leases and some terminal residual clause leases.

We securitized $1.9 billion and $968.0 million of retail notes and finance leases during fiscal 2005 and 2004, respectively, through on-balance sheet securitization arrangements through NFRRC.  As of October 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2.5 billion.  The shelf registration expired March 31, 2006, without any further issuances pursuant to it since October 31, 2005.  We are in the process of preparing a new registration statement. Compliance with new SEC requirements for securitized debt offerings known as Regulation AB goes beyond preparing a registration statement. Processing and reporting are key aspects.  We expect a preliminary filing of the new registration statement in 2008.

We finance wholesale notes through our wholly-owned subsidiary Navistar Financial Securities Corporation (“NFSC”), which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  As of October 31, 2005 and 2004, the trust owned $1.4 billion and $1.2 billion, respectively, of wholesale notes and marketable securities. Components of the wholesale note trust funding certificates as of October 31, 2005 were a $200.0 million tranche of investor certificates maturing in July 2008, three $212.0 million tranches of investor certificates and notes expected to mature equally on June 26, 2006, May 25, 2007 and February 25, 2010, variable funding certificates (“VFC”) with a maximum capacity of $400.0 million expected to mature December 26, 2005 and a seller’s subordinated interest of $202.1 million as of October 31, 2005 and $170.4 million as of October 31, 2004. On June 26, 2006, the wholesale note trust paid off $212.0 million of the investor certificates and on May 25, 2007 paid off $212.0 million of the investor notes. In May 2006 the VFC was increased to $600.0 million, then to $800.0 million in October 2006. In January 2007 the expiration date was extended from May 2007 to January 2008. In December 2007 funding under the VFC was extended from January 2008 to November 2008.

During the second quarter of 2004, our wholly-owned subsidiary, Truck Retail Accounts Corporation (“TRAC”) obtained financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts.  The sales of retail accounts receivable through TRAC constitute sales under SFAS No. 140, and therefore sold accounts are removed from NFC’s balance sheets and the investor’s interests are not reflected as liabilities.  The revolving retail account facility expired in August 2006, and was renewed and amended with an expiration date of August 8, 2008.  As of October 31, 2005, this facility was fully utilized.

Truck Engine Receivables Financing Co. (“TERFCO”), our wholly-owned subsidiary, had in place a trust to provide funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company.  This facility was fully utilized as of October 31, 2005.  On December 15, 2005, the trust was fully repaid and is no longer used.

In June 2005, Truck Retail Instalment Paper Corp. (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, entered into a new $500.0 million revolving facility to replace the 2000 facility that otherwise would have expired in October 2005.  The new notes mature in June 2010 and are subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2005, NFC had $232.6 million in retail notes and finance leases in TRIP.  Restricted cash and cash equivalents as of October 31, 2005 included $267.4 million of the unused TRIP facility available as of that date.

Index

International Truck Leasing Corporation (“ITLC”), our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During fiscal 2005, ITLC received proceeds of $42.1 million in the form of collateralized borrowings. As of October 31, 2005, the balance of ITLC’s collateralized borrowing secured by operating leases was $54.9 million.

On July 1, 2005, NFC entered into a Revolving Credit Agreement (“the Agreement”).  The new contractually committed credit facility has two primary components, a term loan ($400.0 million originally), and a revolving bank loan ($800.0 million). The latter has a Mexican sub-revolver ($100.0 million), which may be used by Navistar’s three Mexican subsidiaries.  The entire credit facility matures July 1, 2010, however, the term loan is to be repaid in 19 consecutive quarterly amounts of $1.0 million and a final payment of $381.0 million on July 1, 2010.  The first quarterly payment was paid on October 31, 2005.  As of October 31, 2005, NFC utilized $560.0 million of the revolver facility; $33.0 million was utilized by Navistar's Mexican finance subsidiaries. On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component by $220.0 million and increasing the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period November 1, 2007, through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter.

Certain affirmative covenants under the Agreement require that NFC file its Annual Report on Form 10-K for the period ended October 31, 2005 by January 31, 2006.  On January 17, 2006, NFC received a waiver of the existing defaults under the Agreement through May 31, 2006, including potential future defaults for failure to provide financial statements to the lenders.  This waiver permitted NFC to incur additional borrowings under the Agreement through May 31, 2006, provided no other un-waived defaults occurred.  On March 2, 2006, NFC received a Second Waiver and Consent through January 31, 2007, which extended the previous waiver covering a default or event of default created by NFC’s and Navistar’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, when NFC and Navistar failed to file its 2005 Annual Report on Form 10-K with the Securities and Exchange Commission, and further waived a default, if any, created by the right of the holders of our long-term debt to accelerate payment of such debt because of the late filing of required SEC reports.  In November 2006, NFC received a Third Waiver and Consent, which extended through October 31, 2007, and expanded the previous waivers which waive any default or event of default that would result solely from NFC and Navistar’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their quarterly reports on Form 10-Q for the periods from November 1, 2005, through July 31, 2007. On October 23, 2007, NFC received a Second Amendment and a Fourth Waiver.  The waiver extends through December 31, 2007, and expands the previous waivers which waive any default or event of default that would result solely from NFC’s and Navistar’s failure to meet the filing requirements mentioned in third waiver and including Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2007.  During the period from November 1, 2007, until the waiver terminates, interest rate on certain loans under the Agreement shall be increased by 0.25%. In December 2007, NFC entered into a Fifth Waiver to the Agreement expanding the scope of certain default conditions covered by the waiver therein until November 30, 2008.

Several publicly funded retail and wholesale securitizations transactions, including TRIP, have similar covenants to the private transaction which requires us to provide financial statements.   If the investors substantiate that our failure is material, we could be replaced as servicer resulting in the loss of a portion of servicing revenue of approximately $10.0 million annually.  We are in regular contact with the trustees on the public deals and do not believe the investors will attempt to substantiate that the lack of the servicer report reported on by our independent accountants or our delayed filing of the Form 10-K constitutes a material adverse affect on them.  We are not aware of any investor attempting to make such a claim since our first announcement of the delay in January 2006. We do not believe loss of servicing or accelerated amortization would have a material adverse effect on us. Similar to the waivers obtained on the Agreement, we have obtained waivers for the private retail transactions and the private portion of the wholesale note transaction.  These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008.

Index

Prior to amending and restating the Agreement in July 2005, NFC had received waivers to cure default conditions on the original credit facility dated December 8, 2000, as amended. Specifically, on January 31, 2005, NFC received a waiver for failure to timely complete and deliver its Annual Report on Form 10-K for the year ended October 31, 2004. On March 15, 2005, NFC received a waiver for failure to timely complete and deliver its Quarterly Report on Form 10-Q for the three months ended January 31, 2005.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepared our consolidated financial statements.

Our significant accounting policies are discussed in Note 1, Summary of Accounting Policies, to our accompanying consolidated financial statements. We believe that the following policies are the most critical in fully understanding and evaluating our reported results as they require us to make difficult, subjective and complex judgments.  In determining whether an estimate is critical we consider if:

•	the nature of the estimates or assumptions contain levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
•	the impact of the estimates and assumptions on financial condition or operating performance is material.

We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Allowance for Losses
The allowance for losses is our estimate of losses incurred in our finance receivable portfolio. The portfolio consists of retail notes, finance leases, wholesale notes and accounts. The allowance is established through a charge to provision for losses. It is evaluated based on a pool method by type of receivable, primarily using historical and current net loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each receivable type. Specific allowances are made for significant impaired receivables.

We exercise significant judgment about the timing, frequency and severity of losses and the impact of general economic conditions and current delinquency and repossession frequency. We evaluate the adequacy of the allowance for losses considering several risk factors for each type of receivable.  For retail notes, finance leases and retail accounts, the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their lane of service, how extensively our customers use independent operators and the number and profitability of owner operators. To the extent our judgments about these risk factors and conditions are not accurate an adjustment to our allowance for losses may materially impact our results of operations, financial condition or cash flows.

If we were to adjust the estimated weighted average loss rate of 0.42% using the upper and lower limit of estimated weighted average loss percentages used by the company from 2002 through 2006, the required allowance would increase from $13.6 million to $21.3 million, and decrease to $12.4 million, respectively.

Amounts Due from Sales of Receivables (Including Fair Value Calculations)
Some of our securitization transactions qualify as sales under SFAS No. 140. Gains or losses on sales of receivables are credited or charged to securitization income in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The accretion of the discount related to the retained interests is recognized on an effective yield basis.

We estimate the payment speed for the receivables sold, the discount rate used to determine the present value of the retained interests, and the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Estimates are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors and are made for each securitization transaction. In addition, we estimate the fair value of the retained interests on a quarterly basis and record the changes in operations.

The primary assumption used to estimate retained interests in sold receivables is the discount rate. An immediate adverse change in the discount rate used to estimate retained interests of 10% as of October 31, 2005, would result in a decrease in pre-tax income of $2.4 million.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Net Investment in Operating Leases
We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements.   These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to its estimated residual value at the end of the lease term.

The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values.  Realization of the residual values is dependent on our future ability to market the vehicles under then prevailing conditions. We review residual values periodically to determine that recorded amounts are appropriate and the equipment on operating lease assets has not been impaired.

Our estimated residual values impact the timing and amount of depreciation expense. An adverse change in the aggregate estimated residual value of equipment under operating leases of 5% as of October 31, 2005 would result in a cumulative decrease in pre-tax income of $3.1 million over the useful life of the equipment.

Pension and Other Postretirement Benefits
We provide postretirement benefits to a substantial portion of our employees. Accounting for these benefits require the use of our estimates and assumptions as well as third party actuarial data.	The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates and other factors.
As of October 31, 2005, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $3.3 million in the pension obligations and a decrease of $0.2 million in the net periodic benefit cost. A 1% increase in the discount rate of the other postretirement plans will result in a decrease of $2.4 million for the obligation and a decrease of $0.2 million in the net periodic benefit cost. A decrease of 0.5% in the discount rate as of October 31, 2005, assuming inflation remains unchanged, would result in an increase of $3.7 million in the pension obligations and an increase of $0.2 million in the net periodic benefit cost. A decrease of 1% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $2.9 million and an increase of $0.2 million in the net periodic benefit cost. The calculation of the expected return on plan assets is described in Note 11, Postretirement benefits, to the accompanying consolidated financial statements. The expected return on assets was 9.0% for 2005, 2004 and 2003. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long time period based upon past experience.  A variation in the expected return on assets by 0.5% as of October 31, 2005 would result in a variation of approximately $0.3 million in the net periodic benefit cost.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Income Taxes
We account for income taxes using the asset and liability method. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income; changes in estimates of future taxable income could affect future evaluations.  Income tax is computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of tax assets.

The ultimate recovery of certain of our deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered.  A high degree of judgment is required to determine if and the extent that valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2005, and October 31, 2004 aggregating ($0.7) and ($0.6) million, respectively for state deferred tax assets based upon our current assessment of factors described above.

Contingent tax liabilities are based upon our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based upon recent updates in tax laws and regulations including recent judicial rulings. As of October 31, 2005, we recorded a contingent tax liability of $5.8 million.

Although we believe that our approach to estimates and judgments as discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in income tax expense that could be material.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities; an accrual is recorded when we believe it is probable that a liability has been incurred for taxes and related interest and penalties, if any. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting.

New Accounting Pronouncements

In November 2007, the Staff of the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides guidance on the consideration of expected net future cash flows related to the servicing of written loan commitments that are accounted for at fair value. SAB No. 109 is effective for first fiscal quarter beginning after December 15, 2007. We will adopt SAB No. 109 as of February 1, 2008. We are currently evaluating if adoption of SAB No. 109 will have an impact on our consolidated financial condition, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  We have not yet commenced evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial condition, results of operations, and cash flows.

In September 2006, the Staff of the SEC issued SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of October 31, 2007. However, because of the restatement of previously issued financial statements we believe the adoption of SAB No. 108 should not have a material impact on our consolidated financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,  which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. SFAS No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006, our fiscal 2007. We will adopt the provisions of SFAS No. 158 in fiscal 2007.  Based on the funded status of our pension and postretirement plans as of October 31, 2005, we believe the adoption of SFAS No. 158 would increase our postretirement benefits liability by $4.4 million, decrease Total assets by $6.1 million and decrease Shareowner’s equity by $10.5 million.

Index

In addition, SFAS No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date, and as a result, that new requirement does not affect us.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009 and for interim periods within those fiscal years. We are currently evaluating if adoption of SFAS No. 157 will have an impact on our consolidated financial condition, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective November 1, 2007, however, we are still evaluating the potential impact, if any, of the adoption on our consolidated financial condition, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The Statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 156 on November 1, 2006, and it did not have a material effect on our financial condition, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments.  The Statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No.133, Accounting for Derivatives and Hedging Activities. SFAS No. 155 allows a company to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of a company's first fiscal year that begins after September 15, 2006.  We adopted SFAS No. 155 on November 1, 2006, and it did not have a material effect on our financial condition, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 applies to all voluntary changes in accounting principle, and it applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that we report such a change as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We will adopt this Statement in fiscal 2007 and apply its guidance for any changes in accounting principle, changes in accounting estimate and a correction of an error in previously issued financial statements.  However, because of the restatement of our previously issued financial statements we believe the adoption of this Statement should not have a material impact.

Index

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainties exist about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FASB Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  NFC does not have any such asset retirement obligations at this time and, as a result, we do not expect that this Interpretation will have an impact on our consolidated financial condition, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions.  This Statement eliminates the exception to fair value in APB Opinion No. 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this Statement will not have an impact on our consolidated financial condition or results of operations.

We have determined that all other recently issued accounting pronouncements do not apply to our operations or will not have a material impact on our consolidated financial condition, results of operations or cash flows.

2005 Quarterly Results (Unaudited)

Certain selected quarterly financial information for the fiscal year ended October 31, 2005, are presented below.

The consolidated statements of income for the three month periods ended January 31, 2005, April 30, 2005, and July 31, 2005 have been restated from previously reported results.  Consolidated statements of financial condition as of January 31, 2005, April 30, 2005, and July 31, 2005 have also been restated from previously reported results. For additional information and a detailed discussion of the accounts restated, see Note 2 to the accompanying consolidated financial statements.

Index

Consolidated Statements of Income

	For the Three Months Ended
Millions of dollars	January 31, 2005		April 30, 2005		July 31, 2005

	Previously		Previously		Previously		October 31,
	Reported	Restated	Reported	Restated	Reported	Restated	2005
Revenues
Retail notes and finance lease	$6.7	$47.3	$12.4	$49.3	$10.1	$50.6	$53.8
Operating leases revenue	11.6	11.2	11.1	10.9	10.1	9.7	7.8
Wholesale notes interest	11.2	2.5	11.0	2.5	12.7	3.5	3.4
Retail and wholesale accounts	5.7	1.3	8.5	1.4	7.5	1.4	1.4
Securitization income	26.8	15.0	18.6	17.6	20.4	20.8	21.1
Other revenues	2.7	4.0	2.6	3.0	3.9	5.8	8.7
Total revenues	64.7	81.3	64.2	84.7	64.7	91.8	96.2

Expenses
Cost of borrowing:
Interest expense	10.2	28.2	11.1	28.3	15.3	36.1	40.7
Other	1.5	2.7	1.7	2.5	1.7	2.5	3.3
Credit, collections and administrative	10.4	9.4	13.6	14.1	12.6	11.3	10.5
Provision for credit losses	2.5	1.3	4.1	1.8	2.4	2.2	0.4
Depreciation on operating leases	8.2	8.2	8.1	7.5	7.8	7.4	6.6
Derivative expense (income)	0.1	(0.5)	1.0	0.5	(0.1)	(0.2)	(0.1)
Other expenses	0.6	1.2	0.4	1.3	1.2	2.0	1.4
Total expenses	33.5	50.5	40.0	56.0	40.9	61.3	62.8

Income before taxes	31.2	30.8	24.2	28.7	23.8	30.5	33.4
Income tax expense	12.1	11.0	9.3	10.2	9.3	10.9	12.1
Net income	$19.1	$19.8	$14.9	$18.5	$14.5	$19.6	$21.3

Revenue amounts previously reported under Income related to sales of finance receivables and Servicing income have been combined with Securitization income to conform to the current presentation. Amounts currently presented under Derivative expense (income) were previously reported as a component of Retail notes and finance lease revenue.

Index

Consolidated Statements of Financial Condition

	As of
Millions of dollars	January 31, 2005		April 30, 2005		July 31, 2005

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

ASSETS

Cash and cash equivalents	$40.4	$49.8	$26.3	$34.9	$34.3	$47.6
Finance receivables:
Finance receivables	938.0	2,931.3	848.9	3,021.3	686.8	3,097.8
Finance receivables from affiliates	31.2	160.5	40.3	185.1	50.2	184.9
Allowance for losses	(3.9)	(13.9)	(3.1)	(14.3)	(3.2)	(15.0)
Finance receivables, net	965.3	3,077.9	886.1	3,192.1	733.8	3,267.7

Amounts due from sales of receivables	384.7	501.0	442.1	533.2	481.8	434.4
Net accounts due from affiliates	-	-	-	-	10.9	4.3
Net investment in operating leases	136.1	136.7	119.3	121.1	107.5	108.3
Vehicle inventory	6.0	24.5	3.1	18.7	3.6	14.5
Restricted cash and cash equivalents	315.7	529.6	507.8	740.8	1,013.9	1,636.7
Other assets	25.0	36.3	29.7	34.7	45.5	49.4
Total assets	$1,873.2	$4,355.8	$2,014.4	$4,675.5	$2,431.3	$5,562.9

LIABILITIES AND SHAREOWNER’S EQUITY
Net accounts due to affiliates	$5.0	$53.6	$95.6	$127.5	$-	$-
Senior and subordinated debt	1,297.4	3,737.9	1,317.1	3,933.1	1,825.9	4,931.7
Other liabilities	123.9	111.9	141.3	143.4	127.2	139.5
Total liabilities	1,426.3	3,903.4	1,554.0	4,204.0	1,953.1	5,071.2

Shareowner’s equity
Capital stock	1.6	1.6	1.6	1.6	1.6	1.6
Paid-in capital	181.3	139.6	181.3	139.6	181.3	139.6
Retained earnings	265.1	320.2	280.0	338.7	294.5	358.3
Accumulated other comprehensive loss	(1.1)	(9.0)	(2.5)	(8.4)	0.8	(7.8)
Total shareowner’s equity	446.9	452.4	460.4	471.5	478.2	491.7
Total liabilities and shareowner’s equity	$1,873.2	$4,355.8	$2,014.4	$4,675.5	$2,431.3	$5,562.9

Index

Quarter Ended January 31, 2005, Restated

For the quarter ended January 31, 2005, NFC recorded net revenues of $81.3 million. Restated Wholesale note interest declined from previously reported amounts as certain income components were presented in Securitization income.  Ending wholesale note balances were $97.8 million.

Retail securitizations were $750.0 million during the first quarter, primarily reflecting acquisitions from the prior year.  These receivables remained on the books as the transactions did not qualify for sale accounting under FAS 140.  Restated retail notes and finance lease income increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books; therefore, NFC continues to report the earnings from these receivables in its operating results.  Ending retail and lease balances were $2.7 billion

Restated securitization income declined from previously reported amounts.  As a result of the error in accounting for the securitization transactions NFC no longer earns servicing fees on its portfolio of securitized non-fleet retail note and finance lease receivables.  This decline was partially offset by amounts remapped from wholesale note interest.

Restated cost of borrowings and provision for credit losses increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books; therefore, NFC includes a provision for losses on these receivables as well as the interest costs incurred to fund these receivables in its operating results.  In addition, changes in the timing and amounts of credit losses recognized during the quarter impacted the provision for losses charge.

NFC recorded income before taxes of $30.8 million and net income of $19.8 million for the first quarter.  The effective tax rate for the quarter was 36%.

Quarter Ended April 30, 2005, Restated

For the quarter ended April 30, 2005, NFC recorded net revenues of $84.7 million. Restated wholesale note interest declined from previously reported amounts as certain income components were presented in securitization income.  Ending wholesale note balances were $123.3 million.

Retail securitizations were $418.0 million during the second quarter.  These receivables remained on the books as the transactions did not qualify for sale accounting under FAS 140.  Restated retail notes and finance lease income increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books, so NFC continues to report the earnings from these receivables in its operating results.  Ending retail and lease balances were $2.8 billion

Restated securitization income declined from previously reported amounts since NFC no longer earns servicing fees on its portfolio of securitized non-fleet retail note and finance lease receivables.  This is a result of the error in accounting for the securitization transactions.  The decline in securitization income was partially offset by amounts remapped from wholesale note interest.

Restated cost of borrowings and provision for credit losses increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books and therefore NFC includes a provision for losses on these receivables as well as the interest costs incurred to fund these receivables in its operating results.  Changes in the timing and amounts of credit losses recognized during the quarter also impacted the provision for losses charge.

NFC recorded income before taxes of $28.7 million and net income of $18.5 million for the second quarter.  The effective tax rate for the quarter was 36%.

Index

Quarter Ended July 31, 2005, Restated

For the quarter ended July 31, 2005, NFC recorded net revenues of $91.8 million. Restated wholesale note interest declined from previously reported amounts as certain income components were presented in securitization income.  Ending wholesale note balances were $82.0 million.

Retail securitizations were $385.0 million during the third quarter.  These receivables remained on the books as the transactions did not qualify for sale accounting under FAS 140.  Restated retail notes and finance lease income increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books; therefore, NFC continues to report the earnings from these receivables in its operating results.  Ending retail and lease balances were $2.9 billion

Restated securitization income increased from previously reported amounts as a result of certain income components being remapped from wholesale note interest to securitization income. This increase was partially offset by the error in accounting for the securitization transactions.  NFC no longer earns servicing fees on its portfolio of securitized non-fleet retail note and finance lease receivables.

Restated cost of borrowings and provision for credit losses increased from previously reported amounts as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books, so NFC includes a provision for losses on these receivables as well as the interest costs incurred to fund these receivables in its operating results.  Changes in the timing and amounts of credit losses recognized during the quarter also impacted the provision for losses charge.

NFC recorded income before taxes of $30.5 million and net income of $19.6 million for the third quarter.  The effective tax rate for the quarter was 36%.

Quarter Ended October 31, 2005

For the quarter ended October 31, 2005, NFC recorded net revenues of $96.2 million. Wholesale note interest reflected the remapping of certain income components to securitization income.  Ending wholesale note balances were $98.1 million.

Retail securitizations were $365.0 million during the fourth quarter.  As these transactions did not qualify for sale accounting under FAS 140, they remained on the books.  Retail notes and finance lease income included income on securitized receivables as a result of the error in accounting for securitization transactions.  These transactions now remain on NFC’s books and NFC continues to report the earnings from these receivables in its operating results.  Ending retail and lease balances were $3.1 billion

Securitization income included the impact of certain income components being remapped from wholesale note interest to securitization income. Securitization income was also impacted by the error in accounting for the securitization transactions, which no longer allows NFC to earn servicing fees on its portfolio of securitized non-fleet retail note and finance lease receivables.

Cost of borrowings and provision for credit losses have been impacted by the error in accounting for securitization transactions. Since these transactions now remain on NFC’s books, NFC includes a provision for losses on these receivables as well as the interest costs incurred to fund these receivables in its operating results.  In addition, changes in the timing and amounts of credit losses recognized during the quarter impacted the provision for losses charge.

NFC recorded income before taxes of $33.4 million and net income of $21.3 million for the fourth quarter.  The effective tax rate for the quarter was 36%.

Index

Quarterly Summary of Restatement Adjustments

The following table sets forth the effects of the restatement adjustments on our consolidated statements of income for the first three quarters of 2005 (in millions):

	For the Three Months Ended
	January 31, 2005	April 30, 2005	July 31, 2005
Income before tax, previously reported	$31.2	$24.2	$23.8
Retail securitizations	(0.4)	5.7	4.0
Retained interest valuation	(1.2)	(1.7)	1.6
Postretirement benefits	0.2	0.1	0.1
Other miscellaneous adjustments	1.0	0.4	1.0
Total restatement adjustments	(0.4)	4.5	6.7
Income before tax, restated	30.8	28.7	30.5
Income tax expense, restated	(11.0)	(10.2)	(10.9)
Net income, restated	$19.8	$18.5	$19.6

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Fluctuating interest rates are our primary market risk.  Interest rate risk arises when we fund a portion of the fixed rate receivables with floating rate debt.  NFC has managed this exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital.  We have reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally securitizing fixed rate receivables and by utilizing derivative financial instruments, primarily swaps, when appropriate.  NFC does not use derivative financial instruments for trading purposes.

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2005 and 2004, the estimated fair value of the net assets would decrease by approximately $36.8 million and $30.0 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Index

Item 8.  Financial Statements and Supplementary Data

Index

 Navistar Financial Corporation and Subsidiaries
 Consolidated Statements of Income
	For the years ended October 31
Millions of dollars	2005	2004 (Restated)	2003 (Restated)
Revenues
Retail notes and finance lease revenue	$201.0	$180.9	$191.6
Operating leases revenue	39.6	57.8	68.3
Wholesale notes interest	11.9	8.5	6.7
Retail and wholesale accounts interest	5.5	4.2	4.8
Securitization income	74.5	54.4	47.1
Other revenues	21.5	6.8	9.6
Total revenues	354.0	312.6	328.1

Expenses
Cost of borrowing:
Interest expense	133.3	98.9	123.9
Other	11.0	12.1	11.3
Credit, collections and administrative	45.3	40.7	41.3
Provision for credit losses	5.7	7.8	12.9
Depreciation on operating leases	29.7	42.4	49.8
Derivative expense (income)	(0.3)	(6.3)	13.8
Other expenses	5.9	3.3	3.4
Total expenses	230.6	198.9	256.4

Income before taxes	123.4	113.7	71.7
Income tax expense from continuing operations	44.2	39.2	29.2
Income from continuing operations	79.2	74.5	42.5
Loss on disposal of discontinued operations, (net of tax $0, $0, and $1.5)	-	-	(2.4)
Net income	$79.2	$74.5	$40.1

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at October 31, 2002 (restated)	$1.6	$118.9	$235.8	$(7.8)	$348.5
2003 Activity:
Net Income (restated)	-	-	40.1	-	40.1	$40.1
Change in minimum pension liability (net of tax $0.4)	-	-	-	(0.7)	(0.7)	(0.7)
Cash dividend paid to parent company	-	-	(50.0)	-	(50.0)	-
Balance at October 31, 2003 (restated)	$1.6	$118.9	$225.9	$(8.5)	$337.9	$39.4
2004 Activity:
Net income (restated)	-	-	74.5	-	74.5	74.5
Assumption of debt by Navistar	-	20.7	-	-	20.7	-
Change in minimum pension liability (net of tax $0.7)	-	-	-	(1.2)	(1.2)	(1.2)
Balance at October 31, 2004 (restated)	$1.6	$139.6	$300.4	$(9.7)	$431.9	$73.3
2005 Activity:
Net income	-	-	79.2	-	79.2	79.2
Change in minimum pension liability (net of tax $1.0)	-	-	-	1.8	1.8	1.8
Balance at October 31, 2005	$1.6	$139.6	$379.6	$(7.9)	$512.9	$81.0

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
	As of October 31
Millions of dollars	2005	2004 (Restated)

ASSETS

Cash and cash equivalents	$23.0	$22.8
Finance receivables:
Finance receivables	3,239.1	2,877.8
Finance receivables from affiliates	184.7	156.5
Allowance for losses	(13.6)	(13.6)
Finance receivables, net	3,410.2	3,020.7

Amounts due from sales of receivables	441.2	410.7
Net accounts due from affiliates	29.7	-
Net investment in operating leases	105.7	151.9
Vehicle inventory	8.4	26.6
Restricted cash and cash equivalents	543.8	274.6
Other assets	56.0	38.1
Total assets	$4,618.0	$3,945.4

LIABILITIES AND SHAREOWNER’S EQUITY

Net accounts due to affiliates	$-	$68.3
Senior and subordinated debt	3,962.1	3,319.4
Other liabilities	143.0	125.8
Total liabilities	4,105.1	3,513.5

Shareowner’s equity
Capital stock (par value $1.00, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	139.6	139.6
Retained earnings	379.6	300.4
Accumulated other comprehensive loss	(7.9)	(9.7)
Total shareowner’s equity	512.9	431.9
Total liabilities and shareowner’s equity	$4,618.0	$3,945.4

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
	For the years ended October 31
Millions of dollars	2005	2004 (Restated)	2003 (Restated)

Cash flow from operating activities:
Net income	$79.2	$74.5	$40.1
Adjustments to reconcile net income to cash flow from operations:
Loss on disposal of discontinued operations, net of tax	-	-	2.4
Net loss on sales of finance receivables	2.1	6.8	6.4
Net loss (gain) on sale of equipment	0.8	-	-
Depreciation and amortization	39.1	56.1	65.1
Provision for credit losses	5.7	7.8	12.9
Net change in amounts due from sales of receivables	(30.5)	(201.5)	148.7
Net change in finance receivables - wholesale notes	29.7	(84.3)	(7.5)
Net change in finance receivables from affiliates - wholesale	26.5	(42.3)	(0.5)
Net change in accounts payable to (due from) affiliates	(98.0)	65.6	(59.9)
Net change in other assets and liabilities	7.0	(31.6)	30.1
Net cash provided by (used in) operating activities	61.6	(148.9)	237.8

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(1,592.6)	(1,376.4)	(1,262.1)
Net change in restricted cash and cash equivalents	(269.2)	688.8	(642.0)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	1,068.3	1,067.2	1,198.0
Net change in finance receivables from affiliates - accounts	(2.1)	(0.3)	(2.9)
Net change in finance receivables - accounts	20.3	142.9	(170.4)
Proceeds from sale of repossessed assets	70.8	48.1	72.9
Purchase of equipment leased to others	(31.0)	(29.5)	(34.8)
Proceeds from sale of equipment	47.6	43.1	48.5
Net cash (used in) provided by investing activities	(687.9)	583.9	(792.8)

Cash flow from financing activities:
Net change in bank-revolving credit facility, net of issuance costs	(118.8)	101.0	(11.0)
Proceeds from issuance of long-term debt, net of issuance costs	497.1	-	-
Principal payments on long-term debt	(500.0)	-	-
Proceeds from issuance of securitized debt, net of issuance costs	1,949.6	967.3	1,921.1
Payments on securitized debt	(1,201.4)	(1,324.5)	(1,326.5)
Dividends paid to parent company	-	-	(50.0)
Payoff of convertible debt	-	(170.0)	-
Net cash provided by (used in) financing activities	626.5	(426.2)	533.6

Change in cash and cash equivalents	0.2	8.8	(21.4)
Cash and cash equivalents, beginning of year	22.8	14.0	35.4
Cash and cash equivalents, end of year	$23.0	$22.8	$14.0

Supplemental cash flow information:
Interest paid	$130.8	$100.9	$126.9
Paid-in capital from assumption of debt by Navistar	-	20.7	-
Income taxes paid, net of refunds	34.3	39.7	20.8
Transfers of loans and leases to vehicle inventory	52.6	39.9	68.3

See Notes to Consolidated Financial Statements

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Commencing in January 2006, Navistar undertook a comprehensive review of their previously issued consolidated financial statements. In November 2006, we undertook a similar comprehensive review. Navistar and NFC both determined that those consolidated financial statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, we have restated our previously issued consolidated financial statements for the quarters ended July 31, 2005, April 30, 2005 and January 31, 2005. See Note 19, Selected quarterly financial data (unaudited), as well as the fiscal years ended October 31, 2004 and 2003 and retained earnings at November 1, 2002. The consolidated financial statements contained herein for the fiscal years ended October 31, 2004 and 2003 include the effects of these restatements. See Note 2 below.

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the Securities and Exchange Commission (“SEC”) that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.  Unless otherwise stated, all financial information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2003 and 2004 and the first three quarters of the year ended October 31, 2005. The effect of the restatement on periods prior to 2003 has been presented as an adjustment to Shareowner’s equity as of November 1, 2002, the beginning of our 2003 year.

Nature of Operations

Navistar Financial Corporation was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of International Truck and Engine Corporation (“International”), which is a wholly-owned subsidiary of Navistar International Corporation (“Navistar”).  As used herein, “us,” “we,” “our” or “NFC” refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.  NFC is a commercial financing organization that provides retail, wholesale and lease financing of products sold by International and its dealers within the United States.  NFC also finances wholesale accounts and selected retail accounts receivable of International.  Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with International’s truck products.

Revenue includes interest revenue from retail notes, finance leases, wholesale notes, retail accounts, wholesale accounts, securitization income and rental income from operating leases. Cost of borrowing includes interest expense on debt financing and amortization of debt issuance costs.

We have traditionally obtained the funds to provide financing to International's dealers and retail customers from the securitization of finance receivables, short and long-term bank borrowings, and medium and long-term debt.  We sell wholesales notes through our wholly-owned subsidiary NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  We finance non-fleet retail notes and finance leases through NFRRC and TRIP, our wholly-owned subsidiaries.  Fleet accounts receivables are financed via TRAC, our wholly-owned subsidiary.  TERFCO, our wholly-owned subsidiary, had in place a trust that terminated in December 2005 to provide funding of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company. ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  See Securitization Transactions below.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Navistar Financial Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not derive revenue from, or have assets located in foreign countries, nor do we derive revenues from any single customer that represents 10% or more of our total revenues.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but are not limited to: (1) allowance for losses; (2) amounts due from sales of receivables (including fair value calculations); (3) net investment in operating leases; (4) income taxes; and (5) pension and other postretirement benefits. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations for statistical models and pension and benefits. Actual results could differ from the estimates we have used.

Revenue Recognition

Finance Receivables

We recognize revenue from retail notes, finance leases, wholesale notes, retail accounts and wholesale accounts, including amounts received from International for reimbursement of interest income for various dealer and buyer incentives, as interest income using the effective interest method. Certain origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of interest income over the life of the receivable as specified by FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customers’ financial performance, payment ability, capital raising potential, management style, economic situation, etc. The accrual of interest on such loans is discontinued when, in our opinion, the collection of the account becomes doubtful.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest revenue.  Interest income on these accounts is recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating Leases

We recognize revenue on operating leases as rental income on a straight-line basis over the life of the lease.  Recognition of revenue is suspended when we determine the collection of future rental revenue is not probable.  Income recognition is resumed if collection doubts are removed.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC sells a pool of finance receivables to a special purpose entity (“SPE”).  The SPE then transfers the receivables to a bankruptcy remote, legally isolated entity, generally a trust, in exchange for proceeds from interest bearing securities.  These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the type of assets being financed. NFRRC finances retail notes and finance leases; ITLC finances operating leases and some terminal residual clause leases.   Both NFRRC and ITLC securitizations are accounted for as secured borrowings.  Wholesale notes are financed through NFSC and retail accounts and parts or special items or large fleet customers of International are financed through TRAC and TERFCO. Financing of receivables by NFSC, TRAC and TERFCO comply with the requirements of SFAS No. 140 and are accounted for as sales.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When we securitize receivables we may have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables used as over-collateralization, restricted cash held for the benefit of the trust and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual or remaining interests of the trust after all asset-backed securities are repaid in full.  Our exposure to credit losses on the transferred receivables is limited to our retained interests. The SPE’s assets are available to satisfy the creditors’ claims against the assets prior to such assets becoming available for the SPE’s own uses or to NFC or affiliated companies.  Since the transfer constitutes a legal sale, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default.  We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts. We, as seller and the servicer of the finance receivables are obligated to provide certain representations and warranties regarding the receivables.  Should any receivables fail to meet these representations and warranties, we, as servicer, are required to repurchase the receivables.

Off balance sheet securitizations:

For transactions that qualify as sales under SFAS No. 140, receivables and associated liabilities are removed from the consolidated statements of financial condition. Gains or losses from these sales are recognized at the time of sale based on the relative carrying value of the portion sold and the portion allocated to the retained interests are included in Securitization income. The gain or loss is determined by the difference between the proceeds received and the allocated carrying value of the sold receivables. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.  In addition, we re-evaluate the fair value of the retained interests on a quarterly basis and recognize in current income changes as required.  The fair value of retained interests is based on present value estimates of expected cash flows using our key assumptions of payment speeds, discount rates and net losses.  The retained interests are classified as trading.

The trusts used for off balance sheet sales engage us as servicer for a servicing fee. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables that are used by the trustee to distribute monthly interest and principal payments to investors.  We apply the same servicing policies and procedures that are applied to our owned receivables.  The servicing income received by us is just adequate to compensate us for our servicing responsibilities. Therefore, no servicing asset or liability is recorded.

The following elements of income related to the off balance sheet securitizations are included in Securitization income in the consolidated statements of income and in operating activities in the consolidated statements of cash flows.

Fair value adjustments –
Gains or losses on changes in the estimated fair value of the retained interests.

Excess spread income –
Income generated by the receivables in off balance sheet securitization trusts, net of interest expense, credit losses and administrative expenses.

Servicing fee revenue –
Fees charged for collection and reporting on behalf of the investors.

Gains and losses on sale of receivables –
Proceeds less initial relative carrying value calculated in the period of sale.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment income –
Interest income on cash reserve accounts.

On balance sheet securitizations:

For transactions that do not qualify as sales under SFAS No. 140, the financed receivables remain on our balance sheet net of allowance for losses and associated debt issued is recorded as secured borrowings in the consolidated statements of financial condition under Finance receivables and Senior and subordinated debt, respectively. Interest revenue and expense are recorded as earned or incurred on the consolidated statements of income and debt issuance costs are capitalized and included in Other assets and amortized on a level yield basis over the term of the debt. For these on balance sheet receivables, a provision for credit losses is recognized for probable losses.  There are no gains or losses recorded upon transfer and income is earned over the life of the assets transferred.

Income Taxes

Navistar and its domestic subsidiaries file a consolidated federal income tax return and both combined and separate state income tax returns.  We determine our provision for income taxes using the asset and liability approach for accounting for income taxes. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income; changes in estimates of future taxable income could affect future evaluations. We recognize an accrual for tax exposures for uncertain tax positions. Income taxes are computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of tax assets.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Finance Receivables

In December 2001, the Accounting Standards Executive Committee issued SOP 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables)that Lend to or Finance the Activities of Others. This SOP requires companies to report loans and trade receivables not held for sale on the balance sheet at outstanding principal adjusted for any charge offs, the allowance for losses, fees or costs on origination and any unamortized premiums or discounts on purchased loans. Loans held for sale are to be reported at the lower of cost or fair value. NFC’s retail notes, finance leases, retail accounts and wholesale accounts are not classified as held for sale, and are accounted for net of an allowance for losses.  Upon origination, wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Finance receivables from affiliates include retail and wholesale notes. Our finance receivables consist of the following:

Retail Notes--
Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, trailers and related equipment.  At acquisition, we record the retail notes at their gross value (principal and interest) and record, as a reduction to the gross value, the amount of unearned interest.   Revenue is recorded over the term of the note using the effective interest method.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Leases --
Finance leases consist of direct financing leases to commercial customers to facilitate their acquisition of new and used trucks, trailers and related equipment.  Finance leases are recorded at origination as gross finance receivable, unearned income and the guaranteed residual value of the leased equipment.  Unearned income represents the excess of the gross receivable, plus the guaranteed residual value over the cost of the equipment. Revenue is recorded over the term of the lease using the effective interest method.

Wholesale Notes --
Wholesale notes primarily consist of variable rate loans to International's dealers for the purchase of new and used trucks, trailers and related equipment.

Retail Accounts --
Retail accounts purchased from International consist of short term accounts receivables related to the sale of products to retail customers.

Wholesale Accounts --
Wholesale accounts purchased from International consist of short term accounts receivables primarily related to the sales of items other than trucks, trailers and related equipment (e.g. service parts) to International’s dealers.

Allowance for Losses

The loss allowance for finance receivables is established through a charge to the provision for credit losses.  The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible.  Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible.

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is set up if the past due balance exceeds $1.0 million and it is believed that there is a greater than 50% likelihood that the account could be impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type:  retail notes and finance leases, retail accounts and wholesale accounts. Loss ratios are determined using historical loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each receivable or asset type.

Under various agreements, International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value.  The amount of losses we record in our provision for credit losses does not include any amount for receivables covered under these agreements. Allocation of the losses on the portfolio between us, International and dealers is generally dependent on the type of collateral being financed and loss sharing percentages established at date of financing.  International’s proportion of total losses is typically higher in poor economic conditions as NFC’s allocation for new trucks financed is limited and in poor economic conditions, recovery values, as a percent of note balances, are lower.

When we evaluate the adequacy of the Allowance for losses, several risk factors are considered for each type of receivable.  For retail notes, finance leases and retail accounts the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their service territory, how extensively our customers use independent operators, profitability of owner operators and expected value of the underlying collateral.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to establish a specific reserve in the loss allowance for finance receivables, we look at many of the same factors listed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations especially for the dealer, the number of dealers of competitor manufacturers in the market area, type of equipment normally financed (over the road or local use/delivery vehicles) and the seasonality of the business (e.g.. primarily a bus dealer). We may continue to collect payments on accounts with specific reserves as the amount of the reserve is reviewed at least quarterly.

Net Investment in Operating Leases

We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements.   These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to its estimated residual value at the end of the lease term.  The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values.  Realization of the residual values is dependent on our future ability to market the vehicles under then prevailing conditions. We review residual values periodically to determine that recorded amounts are appropriate and the equipment on operating lease assets has not been impaired.  If the value of the equipment has declined the carrying value is reduced and charged to Other expenses.

 Vehicle Inventory

Losses arising from the repossession of collateral supporting finance receivables and operating leases are recognized upon repossession and charged to the Allowance for losses account.  We recognize repossessed assets at the lower of historical cost or fair value, less estimated costs to sell, and reclassify them from Finance receivables or Net investment in operating leases to Vehicle inventory. Once the repossessed assets are sold, the additional losses or gains, if any, are charged to Other expenses.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are primarily those held in designated bank accounts for our securitization facilities which are accounted for as secured borrowings. These amounts are used to pay interest expense, principal, or other amounts in accordance with the related securitization agreements.

The proceeds from the $500.0 million senior and subordinated floating rate asset-backed notes, issued by TRIP, finance a revolving retail warehouse facility to fund our retail notes and finance leases. NFC is required to maintain the revolving retail warehouse facility with collateral in the amount of $500.0 million.  In the event that retail note and lease balances pledged to the revolving retail warehouse facility fall below $500.0 million, the excess proceeds are invested in money market funds with maturities of three months or less.  The carrying value of these short-term marketable securities approximates their fair value. The excess proceeds for TRIP reported in Restricted cash and cash equivalents for October 31, 2005, was $267.4 million. There were no excess proceeds for TRIP as of October 31, 2004.  Interest income on short-term marketable securities which are restricted for on balance sheet securitizations are included in Other revenues.

Pension and Postretirement Benefits

We use various actuarial methods and assumptions to account for our defined benefit pension plans and our postretirement benefit plans.  Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets are based on fair market value and the straight-line amortization of net actuarial gains and losses due to plan amendments.  Net actuarial gains and losses are generally amortized over the expected average remaining service lives of the employees.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

We recognize all derivatives as assets or liabilities in the consolidated statements of financial condition and measure them at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  When certain criteria are met, the timing of gain or loss recognition on the derivative instrument is matched with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Our policy prohibits the use of derivative financial instruments for speculative purposes.  We use derivative financial instruments to reduce our exposure to interest rate volatility. We may use forward starting swap or cap contracts to limit interest rate risk exposure on the notes and certificates related to an expected sale of receivables.  We may use interest rate swaps or caps to reduce exposure to interest rate changes when we sell fixed rate receivables on a variable rate basis. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable if market conditions or interest rates change. We do not use hedge accounting for any swaps or caps under SFAS No. 133, thus changes in fair value of these instruments are recognized in Derivative expense (income).

We recorded and bifurcated an embedded derivative that was a key component to the issuance of Exchangeable Notes in 2002.  The fair value of this derivative was determined at inception and subsequent changes in fair value each period from inception until the debt was assumed by Navistar in 2004 were charged to Derivative expense (income).

New Accounting Pronouncements

The following is a summary of the accounting pronouncements effective after October 31, 2005, and their potential impact on us.

SAB 109 - In November 2007 the Staff of the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides guidance on the consideration of expected net future cash flows related to the servicing of written loan commitments that are accounted for at fair value. SAB No. 109 is effective for first fiscal quarter beginning after December 15, 2007. We will adopt SAB No. 109 as of February 1, 2008. We are currently evaluating if adoption of SAB No. 109 will have an impact on our consolidated financial condition, results of operations and cash flows.

SFAS 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007; this would be fiscal 2009 for us.  We have not yet commenced evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial condition, results of operations, and cash flows.

SAB 108 - In September 2006, the Staff of the SEC issued SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of October 31, 2007. However, because of the restatement of previously issued financial statements we believe the adoption of SAB No. 108 should not have a material impact on our consolidated financial condition, results of operations and cash flows.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,  which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan. SFAS No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006, our fiscal 2007. We will adopt the provisions of SFAS No. 158 in fiscal 2007.  Based on the funded status of our pension and postretirement plans as of October 31, 2005, we believe the adoption of SFAS No. 158 would increase our postretirement benefits liability by $4.4 million, decrease Total assets by $6.1 million and decrease Shareowner’s equity by $10.5 million on the consolidated balance sheet.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, SFAS No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date, and as a result, this new requirement does not affect us.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009 and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial condition, results of operations and cash flows.

FASB Interpretation No. 48 - In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective November 1, 2007, however, we are still evaluating the potential impact, if any, of the adoption on our consolidated financial condition, results of operations, and cash flows.

SFAS 156 - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The Statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 156 on November 1, 2006, and it did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS 155 - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments.  The Statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No.133, Accounting for Derivatives and Hedging Activities. SFAS No. 155 allows a company to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of a company's first fiscal year that begins after September 15, 2006.  We adopted SFAS No. 155 on November 1, 2006, and it did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS 154 - In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FASB Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  NFC does not have any such asset retirement obligations at this time and, as a result, we do not expect that this Interpretation will have an impact on our consolidated financial condition, results of operations and cash flows.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions.  This Statement eliminates the exception to fair value in APB Opinion No. 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this Statement did not have an impact on our consolidated financial condition or results of operations considering our intermittent participation in exchanges of nonmonetary assets.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial condition, results of operations or cash flows.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In January 2006, we announced the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005 until NFC and Navistar resolved a number of complex and technical accounting issues. On November 8, 2006, NFC announced that its previously issued consolidated financial statements for the years ended October 31, 2002 through 2004 and all issued quarterly financial statements for all periods after November 1, 2002 should no longer be relied upon because of errors in such financial statements.

Since January 2006, as a result of the identification of such errors, NFC and Navistar have undertaken a comprehensive review of our previously filed consolidated financial statements. We identified numerous matters requiring restatement or reclassification, including:

Retail securitizations
Lease transactions
Retained interest valuation
Exchangeable debt derivative
Postretirement benefits
Income taxes
    Other miscellaneous adjustments

As a result of the comprehensive review, we have restated our previously reported consolidated financial statements for the years ended October 31, 2004 and 2003. The restatement adjustments resulted in a cumulative net increase to Shareowner’s equity of $8.3 million as of October 31, 2004, and an increase (reduction) in previously reported net income by $13.4 million and $(15.4) million for the years ended October 31, 2004 and 2003, respectively. We also increased our November 1, 2002 opening Retained earnings by $56.4 million, reduced Paid-in capital by $50.5 million and increased Accumulated other comprehensive loss (net of tax) by $12.4 million to recognize corrected items that relate to prior periods. Except as otherwise specified, all information presented in the accompanying consolidated financial statements and the related notes are presented after inclusion of all such restatement adjustments.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of the restatement adjustments on revenue and Income before taxes in our consolidated statements of income for the years ended October 31 (in millions):
	2004		2003
	Revenue	Income before taxes	Revenue	Income before taxes
Previously Reported	$239.1	$102.3	$262.5	$98.8
Retail securitizations	67.3	4.5	56.4	(28.2)
Lease transactions	5.4	0.5	6.2	0.3
Retained interest valuation	(0.9)	(0.9)	2.9	2.9
Exchangeable debt derivative	-	10.3	-	(3.3)
Postretirement benefits	-	(1.4)	-	0.4
Other miscellaneous adjustments	1.7	(1.6)	0.1	0.8
Total adjustments	73.5	11.4	65.6	(27.1)
Restated	$312.6	$113.7	$328.1	$71.7

The following table summarizes the cumulative effects of the restatement adjustments on components of Shareowner’s Equity as of October 31, 2002 (in millions):

	Retained earnings	Accumulated other comprehensive loss (net of tax)	Paid-in capital
Previously Reported	$179.4	$4.6	$169.4
Retail securitizations	11.5	(6.5)	-
Lease transactions	(0.8)	-	-
Retained interest valuation	(3.5)	-	-
Exchangeable debt derivative	34.6	-	(50.5)
Postretirement benefits	(1.0)	(5.9)	-
Income Taxes	12.6	-	-
Other miscellaneous adjustments	3.0	-	-
Total adjustments	56.4	(12.4)	(50.5)
Restated	$235.8	$(7.8)	$118.9

A description of the significant components of our restatement adjustments and their impact on line items in our consolidated statements of financial condition and consolidated statements of income follows. The errors described within each restatement category represent the most significant items impacting the restatement of our consolidated statements of financial condition, consolidated statements of income and consolidated statements of cash flow.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Securitizations

During the restatement process, we determined that there existed an element of effective control over certain transferred assets underlying retail securitizations and as such these receivables did not meet the requirements for sale accounting treatment under paragraph 9 (c) of SFAS No. 140.  As a result, we have recorded the assets (note and lease receivables net of allowance for loss) and liabilities (secured borrowings) related to certain transfers of assets, reversed the associated gains or losses previously recognized and recorded interest income and interest expense, and provision for credit losses.  The impact was an increase in both assets and debt on the consolidated statement of financial condition as of October 31, 2004, in the amount of $2.0 billion, an increase in Income before taxes of $4.5 million for the year ended October 31, 2004, and a decrease in Income before taxes of $28.2 million for the year ended October 31, 2003.

Lease classification

We corrected the classification of a lease financing transaction entered into in fiscal 2000. The result of this correction was an increase in Net investment in operating leases, net of accumulated depreciation, and an increase in the capital lease obligation during fiscal 2000. We then recognized operating lease revenue and depreciation and interest expenses during the remaining life of the transaction through fiscal 2003 and 2004. The transaction terminated in 2004.

Retained Interest Valuation

We determined that retained interests in certain retail accounts securitization facilities and wholesale note securitizations should be reported at fair value in accordance with SFAS No. 140 as opposed to allocated cost. Gains and losses are included in Securitization income.

 Exchangeable Debt Derivative

When the Exchangeable Notes (“E Notes”) were originally issued in 2002, NFC recorded Unamortized Debt Discount of $50.5 million and debt issuance costs of $5.5 million.  We did not record the embedded conversion feature which permitted the holders of the E Notes to convert the E Notes into Navistar shares upon exchange. We determined that the conversion option held by the holders was an embedded derivative that required bifurcation.  A third party was engaged to calculate the fair value of the derivative and we recorded the derivative, upon issuance of the debt, at its fair value of $61.5 million.  NFC also adjusted the previously recorded debt discount accretion from issuance in March 2002 through the date of assumption by Navistar in June 2004 to reflect this new value. The assumption by Navistar was effective as of May 28, 2004, with settlement in June.  The changes in fair value from March 2002 through May 2004 were calculated by the third party and we recorded the changes in fair value in Derivative expense (income).

Initially a $50.5 million payment to Navistar on the date of issuance was considered to be the purchase of a call option and amortized. Upon subsequent review of the legal documents and discussions with counsel, management determined that the $50.5 million should not be classified as the purchase of a call option as no legal contract existed between NFC and Navistar. Since there was no legal contract, the payment to Navistar has been reflected as a capital transaction separately from the issuance of the E Notes and reflected as a reduction in Paid-in capital in 2002.

When the E Notes were assumed by Navistar, the difference between the cash paid to Navistar of $170.0 million and the carrying value of the debt of $173.1 million and the fair value of the embedded derivative was credited to Paid-in capital in the amount of $20.7 million compared to $11.9 million which was previously recorded.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement benefits

We recorded restatement adjustments for pension and other post-employment benefits to correct pension expense, Other liabilities and Accumulated other comprehensive loss representing the impact on our consolidated financial statements for adjustments to Navistar administered plans. The adjustments related primarily to the selection of discount rates and the amortization periods for unrecognized gains and losses.

Income Taxes

We recorded adjustments to reflect the tax impact of the restatement of our consolidated financial statements which included a decrease in Retained earnings at October 31, 2002 of $2.0 million.  Additionally, as of October 31, 2002, such tax adjustments of $14.6 million were made to correct previously established contingent tax reserves which increased retained earnings.

Other Miscellaneous Adjustments

We also recorded other miscellaneous restatement adjustments generally representing the impact on our consolidated financial statements for errors in incentive accruals, intercompany transactions, and account reconciliations.

Reclassifications

The amount of outstanding checks drawn on controlled disbursement accounts were reclassified from Cash and cash equivalents to Other liabilities since the corresponding funds are not made available until the checks are presented for payment.  As of October 31, 2004, the reclassified amount was $12.4 million.

The following amounts previously reported in Wholesale notes interest and Accounts revenue relating to securitizations are now reported in Securitization income (in millions):

	2004	2003

Wholesale notes interest	$32.5	$30.9
Accounts revenue	18.1	12.9

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the effects of the restatement adjustments, previously discussed, on the consolidated statements of income items for the years ended October 31 (in millions):

2004	Previously Reported	Adjustment	Restated
Retail notes and finance lease revenue	$51.0	$129.9	$180.9
Operating leases revenue	51.2	6.6	57.8
Wholesale notes interest	33.5	(25.0)	8.5
Retail and wholesale accounts interest	22.4	(18.2)	4.2
Securitization income	80.9	(26.5)	54.4
Other revenues	3.5	3.3	6.8
Cost of borrowing	48.7	62.3	111.0
Credit, collections and administrative	39.8	0.9	40.7
Provision for credit losses	8.2	(0.4)	7.8
Depreciation on operating leases	38.1	4.3	42.4
Derivative expense (income)	3.4	(9.7)	(6.3)
Other expenses	2.0	1.3	3.3
Income before taxes	102.3	11.4	113.7
Income tax expense from continuing operations	41.2	(2.0)	39.2
Loss on disposal of discontinued operations, net of tax	-	-	-
Net income	61.1	13.4	74.5
Comprehensive income	59.3	14.0	73.3

2003	Previously Reported	Adjustment	Restated
Retail notes and finance lease revenue	$60.3	$131.3	$191.6
Operating leases revenue	64.5	3.8	68.3
Wholesale notes interest	31.0	(24.3)	6.7
Retail and wholesale accounts interest	17.7	(12.9)	4.8
Securitization income	92.3	(45.2)	47.1
Other revenue	5.4	4.2	9.6
Cost of borrowing	57.5	77.7	135.2
Credit, collections and administrative	41.2	0.1	41.3
Provision for credit losses	15.8	(2.9)	12.9
Depreciation on operating leases	45.0	4.8	49.8
Derivative expense (income)	8.7	5.1	13.8
Other expenses	4.2	(0.8)	3.4
Income before taxes	98.8	(27.1)	71.7
Income tax expense from continuing operations	40.9	(11.7)	29.2
Loss on disposal of discontinued operations, net of tax	(2.4)	-	(2.4)
Net income	55.5	(15.4)	40.1
Comprehensive income	47.4	(8.0)	39.4

Revenue amounts previously reported under Income related to sales of finance receivables and Servicing income have been combined with Securitization income to conform to the current presentation. Amounts currently presented under Derivative expense (income) were previously reported as a component of Retail notes and finance lease revenue. The tax effect of the restatement adjustments for the year ended October 31, 2004 was offset by a reduction of state tax liabilities. For the year ended October 31, 2003, the tax effect relates solely to the restatement adjustments.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statement of financial condition items as of October 31, 2004 (in millions):

	Previously Reported	Adjustment	Restated
Cash and cash equivalents	$10.4	$12.4	$22.8
Finance receivables, net	1,269.1	1,751.6	3,020.7
Amounts due from sale of receivables	383.4	27.3	410.7
Net investment in operating leases	148.9	3.0	151.9
Vehicle inventory	20.5	6.1	26.6
Restricted cash and cash equivalents	63.0	211.6	274.6
Other assets	13.0	25.1	38.1
Total assets	1,908.3	2,037.1	3,945.4
Net accountsdue to affiliates	43.5	24.8	68.3
Senior and subordinated debt	1,325.2	1,994.2	3,319.4
Other liabilities	116.0	9.8	125.8
Total liabilities	1,484.7	2,028.8	3,513.5
Capital stock	1.6	-	1.6
Paid-in capital	181.3	(41.7)	139.6
Retained earnings	246.0	54.4	300.4
Accumulated other comprehensive loss	(5.3)	(4.4)	(9.7)
Total shareowner’s equity	423.6	8.3	431.9

Amounts currently presented under Vehicle inventory were previously reported as a component of Other assets.

The following table summarizes the impact of the restatement on the Shareowner’s equity as of October 31 (in millions):

	2004	2003

Ending shareowner’s equity, as previously reported	$423.6	$352.4
Effect of restatement adjustments on net income for the current period	13.4	(15.4)
Cumulative adjustments to paid- in capital	(41.7)	(50.5)
Cumulative prior period adjustments to retained earnings	41.0	56.4
Cumulative adjustments to accumulated other comprehensive loss	(4.4)	(5.0)
Shareowner’s equity as restated	$431.9	$337.9

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of the restatement adjustments on selected consolidated statements of cash flows items for the years ended October 31 (in millions):

	2004		2003
	Previously Reported	Restated	Previously Reported	Restated

Net cash provided by ( used in) operating activities	$94.9	$(148.9)	$38.2	$237.8
Net cash provided by (used in) investing activities	43.9	583.9	86.0	(792.8)
Net cash (used in) provided by financing activities	(128.4)	(426.2)	(156.2)	533.6

The change in net cash related to operating activities is related primarily to the change in Amounts due from sales of receivables.  Historically this change had been shown in the Cash flow from investing activities section but has now been reflected in the Cash flow from operating activities section.  This change and, the balance of this line item have changed significantly as a result of the correction of accounting for retail securitizations.

The changes in net cash related to investing activities and net cash related to financing activities are related primarily to the correction of accounting for retail note and finance lease securitizations.  Since these transactions are now accounted for as secured borrowings, the proceeds from the initial securitizations are shown in the financing section instead of the investing section and the securitized debt payments are included in the financing section.  Previously, the debt payments were considered in the calculation of the Amounts due from sales of receivables.

3. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and International relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from International at prevailing market rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes. Substantially all revenues earned on wholesale accounts and retail accounts are received from International.  Receivables purchased by NFC from International for the years ended October 31, 2005, 2004, 2003, were $6.6 billion, $5.4 billion and $4.0 billion, respectively. Aggregate interest revenue from International was $89.6 million in 2005, $57.7 million in 2004 and $47.3 million, in 2003.  The interest revenues are reported as components of Retail notes and finance lease revenue, Securitization income,Wholesale notes interest and Retail and wholesale accounts interest on the consolidated statements of income.

Finance Receivables and Operating Leases

In accordance with agreements between NFC and International, International may be liable for certain losses on finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal value.  Losses recorded by International on vehicles financed by NFC were $3.4 million in 2005, $4.6 million in 2004 and $14.1 million in 2003 .

Support Agreements

Under provisions of certain public and private financing arrangements and agreements, International and Navistar must make income maintenance payments if NFC’s consolidated income before interest expense and income taxes is less than 125.0% of its consolidated interest expense.  No income maintenance payments were required during the years ended October 31, 2005, 2004, 2003.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Expenses

NFC pays a fee to International for data processing and other administrative services based on the cost of actual services performed.  The amount of the fee was $2.1 million, $1.9 million, and $1.9 million for the years ended October 31, 2005, 2004 and 2003, respectively.  The fee is reported in Credit, collection and administrative expenses on the consolidated statements of income.

Assumption of Debt

We issued $220.0 million of 4.75% Exchangeable Notes due 2009 in March 2002. At the same time we recorded a liability related to the embedded derivative created by the conversion option which allowed the note holders to convert the notes into shares of Navistar upon exchange.  This liability was valued at $61.5 million as of the note issuance date.  A key feature of these notes was the ability of Navistar to assume them at Navistar’s discretion. Navistar exercised this right effective May 28, 2004. The difference between the cash paid to Navistar of $170.0 million and the carrying value of the debt of $173.1 million and the fair value of the embedded derivative was credited to Paid-in capital in the amount of $20.7 million. The terms of the assumption resulted in a legal extinguishment of debt for NFC. The change in fair value of the embedded derivative recorded in Derivative expense (income) for the years ended October 31, 2004 and 2003 was $(11.0) million and $2.3 million, respectively.

Finance Receivables from Affiliates

Navistar has significant ownership interest, or is primary beneficiary of variable interest entities related to certain Dealcor dealers (“Dealcor” dealers) at October 31, 2005 and 2004. These dealers’ operations are consolidated with Navistar.  Other than being owned by Navistar, Dealcor dealers function and are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of income includes revenue from Dealcor dealers of $10.7 million, $6.8 million and $5.0 million for the years ended October 31, 2005, 2004 and 2003, respectively. Included in our consolidated statements of financial condition are the following amounts due to or due from affiliates as of October 31, (in millions):

	2005	2004 (Restated)
Finance receivables from affiliates (Dealcor retail)	$154.9	$102.2
Finance receivables from affiliates (Dealcor wholesale)	29.8	54.3
Net accounts due from affiliates	29.7	-
Net accounts due to affiliates	-	68.3

4.  DISCONTINUED OPERATIONS

On November 30, 2001, NFC completed the sale of all of the stock of Harco National Insurance Company ("Harco"), a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate Ltd. (“IAT”), a Bermuda reinsurance company. The Harco insurance segment was accounted for as a discontinued operation, and accordingly, amounts in the consolidated financial statements and notes thereto, for all periods affected reflect discontinued operations accounting. As part of the sales agreement with IAT, NFC agreed to guarantee the adequacy of Harco's loss reserves. During fiscal 2006, all required payments were made and the guarantee was terminated. NFC has provided disclosures about this guarantee in Note 12, Commitments and Contingencies. The loss on disposal of $2.4 million recorded in the consolidated statement of income for the year ended October 31, 2003, represents payments made under the guarantee of $3.9 million, less the related deferred tax benefit of $1.5 million.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. FINANCE RECEIVABLES

Concentration of credit risk

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.

Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivable.  We generally maintain a secured interest in the equipment financed and perform regular credit evaluations of our dealers and customers.  At October 31, 2005 and 2004, respectively, no single customer represented a significant concentration of credit risk.

Finance receivables balances, as of October 31, are summarized as follows (in millions):

	2005	2004 (Restated)
Retail notes, net of unearned income	$2,894.7	$2,509.9
Finance leases, net of unearned income	170.2	143.7
Wholesale notes held for sale	98.1	127.7
Accounts (includes retail and wholesale)	76.1	96.5
Finance receivables from affiliates, net of unearned income	184.7	156.5
Total finance receivables	3,423.8	3,034.3
Allowance for losses	(13.6)	(13.6)
Total finance receivables, net	$3,410.2	$3,020.7

Contractual maturities of finance receivables as of October 31, 2005 are summarized as follows (in millions):

	Retail notes	Finance leases	Wholesale notes	Accounts	Affiliates
Due in fiscal year:
2006	$955.8	$15.6	$98.1	$76.1	$74.7
2007	812.2	29.3	-	-	40.5
2008	657.2	33.1	-	-	32.8
2009	458.8	46.9	-	-	22.9
2010	251.1	54.7	-	-	12.5
Thereafter	68.9	13.7	-	-	3.4
Gross finance receivables	3,204.0	193.3	98.1	76.1	186.8
Unearned finance income	(309.3)	(23.1)	-	-	(2.1)
Finance receivables, net of unearned income	$2,894.7	$170.2	$98.1	$76.1	$184.7

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions, delinquencies, credit losses, and renewals.  The contractual maturities, therefore, should not be regarded as a forecast of future collections.

6. ALLOWANCE FOR LOSSES

The Allowance for losses for finance receivables is summarized as follows for the fiscal years ended October 31 (in millions):

	2005	2004 (Restated)	2003 (Restated)
Allowance for losses, beginning of year	$13.6	$15.8	$17.2
Provision for credit losses	5.7	7.8	12.9
Charge-offs charged to allowance	(5.7)	(10.0)	(14.3)

Allowance for losses, end of year	$13.6	$13.6	$15.8

The outstanding balance of finance receivables with specific loss reserves was $2.6 million and $0.5 million as of October 31, 2005 and 2004, respectively. Specific loss reserves were $0.3 million and $0.1 million as of October 31, 2005 and 2004, respectively. NFC continued to collect payments on these accounts. The outstanding balance of impaired finance receivables on which earnings had been suspended was $0.2 million and $1.3 million as of October 31, 2005 and 2004, respectively.  The average balance of impaired receivables for the years ended October 31, 2005, 2004 and 2003 were $7.7 million, $17.9 million and $47.5 million, respectively. Interest income on suspended earnings that were netted against unearned income for impaired finance receivables during the years ended October 31, 2005, 2004, and 2003 was less than $0.1 million. Balances with payments past due over 90 days on on-balance sheet finance receivables totaled $3.2 million and $3.6 million as of October 31, 2005 and 2004, respectively.

7. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leases that it reports separately on the consolidated statements of financial condition. Net losses were $1.3 million, $1.3 million and $2.6 million for the years ended October 31, 2005, 2004 and 2003 respectively, and are included in Other expenses.

NFC’s Vehicle inventory is summarized as follows for the fiscal year ended October 31 (in millions):

	2005	2004 (Restated)
Vehicle inventory, beginning of year	$26.6	$34.8
Proceeds from sale of repossessed assets	(70.8)	(48.1)
Additions	52.6	39.9
Vehicle inventory, end of year	$8.4	$26.6

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at year-ended October 31 was as follows (in millions):

	2005	2004 (Restated)
Investment in operating leases	$191.2	$275.4
Less: Accumulated depreciation	(86.0)	(124.0)
Net investment in equipment under operating leases	105.2	151.4
Rent receivable net of reserve for past due operating leases	0.5	0.5
Net investment in operating leases	$105.7	$151.9

Future minimum rentals on operating leases are as follows: 2006, $19.2 million; 2007, $15.5 million; 2008, $12.2 million; 2009, $8.2 million; 2010, $4.2 million and $2.1 million thereafter.

9. INCOME TAXES

Taxes on income from continuing operations for the years ended October 31 are summarized as follows (in millions):

	2005	2004 (Restated)	2003 (Restated)
Current:
Federal	$47.1	$27.6	$17.3
State and local	2.7	1.7	1.0
Total current	49.8	29.3	18.3
Deferred (primarily federal)	(5.6)	9.9	10.9
Total income tax expense from continuing operations	$44.2	$39.2	$29.2

A reconciliation of the statutory federal income tax rate from continuing operations is as follows:

	2005	2004 (Restated)	2003 (Restated)
Current:
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal income taxes	1.0	1.8	1.6
Exchangeable note	-	(2.1)	4.4
Other	(0.2)	(0.2)	(0.3)
Effective income tax rate	35.8%	34.5%	40.7%

NFC and its domestic subsidiaries are included in Navistar’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with Navistar, all federal income tax liabilities or credits are allocated to NFC and its domestic subsidiaries as if NFC filed its own consolidated return.  Total income tax payments made to Navistar during 2005, 2004 and 2003 were $33.7 million, $39.0 million, and $20.4 million, respectively.  The amount of federal and state income taxes payable to Navistar as of October 31, 2005 and 2004 were $36.7 million and $23.3 million, respectively.  Accrued income tax is included in Other liabilities on the consolidated statements of financial condition.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent tax liabilities are accounted for separately from deferred tax assets and liabilities. An accrual is recorded when we believe it is probable that additional taxes will be assessed and the amount can be reasonably estimated.  Contingent tax liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings. As of October 31, 2005, we have $5.8 million of reserves for contingent tax liabilities included in Other liabilities on the consolidated statements of financial condition.

The net deferred tax asset from continuing operations is included in Other assets on the consolidated statements of financial condition.  The components of deferred tax assets and liabilities from continuing operations as of October 31 are as follows (in millions):

	2005	2004 (Restated)
Deferred tax assets:
Pension and other postretirement benefits	$8.2	$8.9
Allowance for losses	4.9	4.9
Secured borrowings	46.4	59.8
Other	6.8	5.9
Less valuation allowance	(0.7)	(0.6)
Total deferred tax assets	$65.6	$78.9

Deferred tax liabilities:
Lease transactions	$(16.7)	$(20.8)
Property, plant and equipment	(35.1)	(47.8)
Other	-	(1.0)
Total deferred tax liabilities	(51.8)	(69.6)
Net deferred tax assets	$13.8	$9.3

We have incurred net operating losses in certain states where we file separately from Navistar.  As a result of those losses and our net deferred tax asset position, we assessed the need for a valuation allowance based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.  As a result of that assessment, a valuation allowance was established in the amount of ($0.7) million and ($0.6) million as of October 31, 2005 and 2004, respectively.  We believe that the remaining deferred tax assets will more likely than not be realized.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SENIOR AND SUBORDINATED DEBT

Senior and subordinated debt outstanding as of October 31 is summarized as follows (dollars in millions):

			Weighted Average Interest Rate
	2005	2004 (Restated)	2005	2004
Bank revolving credit facility at variable rates due July 2010	$560.0	$672.0	5.9%	3.1%
Revolving retail warehouse facilities at variable rates between 4.2% and 4.5% due June 2010	500.0	500.0	4.3%	2.2%
Borrowing secured by asset-backed securities at variable rates between 2.2% to 4.8% due serially through 2014	2,778.6	1,992.0	3.6%	2.9%
Borrowings secured by operating and finance leases due serially through June 2011 at rates between 3.2% to 5.8%	123.5	155.4	4.5%	4.6%
Total senior and subordinated debt	$3,962.1	$3,319.4	4.0%	2.9%

During 2005, NFC entered into a Revolving Credit Agreement (“Agreement”).  The new contractually committed credit facility has two primary components, a term loan ($400.0 million originally) and a revolving bank loan ($800.0 million).  The latter has a Mexican sub-revolver ($100.0 million), which may be used by Navistar’s three Mexican subsidiaries. At October 31, 2005, and 2004, total availability under the Agreement was $607.0 million and $123.0 million, respectively. The Mexican sub-revolver balance was $33.0 million and 25.0 million as of October 31, 2005 and 2004, respectively. The entire credit facility matures July 1, 2010, however, the term loan is to be repaid in 19 consecutive quarterly amounts of $1.0 million and a final payment of $381.0 million on July 1, 2010.  The first quarterly payment was paid on October 31, 2005.  Unlike the revolving portion, repayments of the term loan may not be re-borrowed. Under the terms of the Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6.0 to 1.0, a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. As of October 31, 2005, the maximum amount of dividends that were available for distribution to International, our parent company, under the most restrictive covenants was $279.2 million. The Agreement grants security interests in substantially all of NFC’s unsold assets to the participants in the Agreement.  Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage.  On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component by $220.0 million, the quarterly repayment to $1.6 million and increasing the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period November 1, 2007, through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter. In addition, the First Amendment increased the amount of dividends permitted to be paid to our parent company to $400.0 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment.

Certain affirmative covenants under the Agreement require that NFC and Navistar file their Annual Report on Form 10-K for the period ended October 31, 2005 in accordance with SEC regulations.  On January 17, 2006, NFC received a waiver of the existing defaults under the Agreement through May 31, 2006, including potential future defaults for failure to provide financial statements to the lenders.  This waiver permitted NFC to incur additional borrowings under the Agreement through May 31, 2006, provided no other un-waived defaults occur.  On March 2, 2006, NFC received a Second Waiver and Consent, which  extended through January 31, 2007, the previous waiver covering a default or event of default created by NFC’s and Navistar’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, when NFC and its parent failed to file its 2005 Annual Report on Form 10-K with the Securities and Exchange Commission, and further waived a default, if any, created by the right of the holders of our long-term debt to accelerate payment of such debt because of the late filing of required SEC reports.  In November 2006, NFC received a Third Waiver and Consent, which extended through October 31, 2007, and extended the previous waivers which waive any default or event of default that would result solely from NFC and Navistar’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their quarterly reports on Form 10-Q for the periods from November 1, 2005, through July 31, 2007.  On October 23, 2007, NFC received a Second Amendment and Fourth Waiver.  The waiver extends through December 31, 2007, and expands the previous waivers which waive any default or event of default that would result solely from NFC’s and Navistar’s failure to meet the filing requirements mentioned in third waiver and including Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2007.  During the period from November 1, 2007 until the waiver terminates, interest rate on certain loans under the Agreement shall be increased by 0.25%. In December 2007, NFC received a Fifth Waiver to the Agreement expanding the scope of certain default conditions covered by the waiver therein until November 30, 2008.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, TRIP, a special purpose, wholly-owned subsidiary of NFC, entered into a new $500.0 million revolving facility to replace the 2000 facility that otherwise would have expired in October 2005.  The new notes mature in June 2010 and are subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2005, NFC had $232.6 million in retail notes and finance leases in TRIP.

The asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs.  This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.8 billion and $2.0 billion as of October 31, 2005 and 2004, respectively. Similar to the waivers obtained on the Agreement, we have obtained waivers for the private retail transactions and the private portion of the wholesale note transaction.  These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008.

Failure to deliver audited financial statements could be declared a servicer default by the investors of various retail and wholesale securitizations. If default is declared, the remedy could be the replacement as servicer or accelerated debt amortization from assets in the trust. We do not believe the failure to deliver audited financials statements would be a material adverse event to the investors, as required for a servicer default. We have not obtained waivers on certain public securitizations including TRIP. No servicer defaults have been declared on these securitizations. Under the possible scenario of loss of servicing or accelerated amortization of debt, we do not believe these events would have a material adverse impact on us.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers.  The balances are classified under Senior and subordinated debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its wholly-owned subsidiary, Navistar Leasing Service Corporation (“NLSC”) have established Navistar Leasing Company (“NLC”), a Delaware business trust.  NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations.  Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC or its creditors.  The balance of all the above-mentioned secured borrowings issued by NLC totaled $68.6 million and $136.0 million as of October 31, 2005 and 2004, respectively.  The carrying amount of the finance and operating leases used as collateral was approximately $67.0 million as of October 31, 2005 and approximately $150.0 million as of October 31, 2004..

ITLC, a special purpose, wholly-owned subsidiary of NFC, was established in June 2004 to provide NFC with another vehicle to obtain borrowings secured by leases.  The balances are classified under Senior and subordinated debt as borrowings secured by leases.  ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies.  The balance of all the above-mentioned secured borrowings issued by ITLC totaled $54.9 million and $19.4 million as of October 31, 2005 and 2004, respectively.  The carrying amount of the finance and operating leases used as collateral was $51.2 million as of October 31, 2005 and $18.1 million as of October 31, 2004.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of debt issue costs included in Cost of borrowing – other were $7.8 million, $8.1 million and $7.3 million for the years ended October 31, 2005, 2004 and 2003, respectively.

The future aggregate annual contractual maturities and required payments of senior and subordinated debt as of October 31, 2005 are as follows (in millions):

2006	$120.7
2007	78.2
2008	684.1
2009	422.0
2010	1,544.4
Thereafter	1,112.7
Total	$3,962.1

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  POSTRETIREMENT BENEFITS

 Defined Benefit Plans

We provide postretirement benefits to some employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. We use an October 31 measurement date for all of our defined benefit plans.

Generally, the plans are non-contributory. Our policy is to fund pension plans in accordance with applicable United States government regulations. As of October 31, 2005, all legal funding requirements had been met. We were not required to make contributions to our pension plans in 2006.

Net periodic postretirement benefits expense included on the consolidated statements of income is comprised of the following:

	Pension Benefits			Other Benefits
Millions of dollars	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
Service cost for benefits earned during the period	$.4	$.5	$.5	$.2	$.3	$.3
Interest on obligation	3.9	3.8	3.8	1.4	1.5	1.7
Amortization of cumulative losses	1.5	1.1	1.0	.6	.6	.9
Other	.6	.5	-	-	-	-
Less expected return on assets	(4.8)	(4.7)	(4.3)	(.7)	(.7)	(.5)
Net postretirement benefits expense	$1.6	$1.2	$1.0	$1.5	$1.7	$2.4

“Other” includes the expense related to defined contribution plans, and other postretirement benefit costs. Cumulative gains and losses are amortized over the average remaining service life of active employees.  Plan amendments are amortized over the average remaining service lives of active employees.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funded status of our plans as of October 31, 2005 and 2004, and reconciliation with amounts recognized on our consolidated statements of financial condition are provided below.

	Pension Benefits		Other Benefits
Millions of dollars	2005	2004 (Restated)	2005	2004 (Restated)

Change in benefit obligation
Benefit obligation at beginning of year	$72.3	$67.2	$26.3	$29.9
Service cost	.4	.5	.2	.3
Interest on obligation	3.9	3.8	1.4	1.5
Actuarial net (gain) loss	(1.7)	4.5	(.8)	(4.0)
Plan participants’ contributions	-	-	.3	-
Benefits paid	(4.0)	(3.7)	(1.6)	(1.4)
Benefit obligation at end of year	$70.9	$72.3	$25.8	$26.3

Change in plan assets
Fair value of plan assets at beginning of year	$55.4	$54.5	$7.5	$7.5
Actual return on plan assets	5.1	4.2	.7	.2
Employer contributions	-	-	.1	.2
Benefits paid	(3.5)	(3.3)	(.4)	(.4)
Fair value of plan assets at end of year	$57.0	$55.4	$7.9	$7.5

Unfunded status	$(13.9)	$(17.0)	$(17.9)	$(18.8)
Unrecognized actuarial net loss	16.5	20.0	6.5	8.0
Unrecognized prior service cost	-	.1	-	-
Net amount recognized	$2.6	$3.1	$(11.4)	$(10.8)

Amounts recognized in the consolidated statements of financial condition consist of
Prepaid benefit cost	$6.0	$6.0	$-	$-
Accrued benefit liability	(16.2)	(18.6)	(11.4)	(10.8)
Intangible asset	.1	.2	-	-
Accumulated other comprehensive loss	12.7	15.5	-	-
Net amount recognized	$2.6	$3.1	$(11.4)	$(10.8)

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $67.2 million and $67.8 million as of October 31, 2005 and 2004, respectively.

The minimum pension liability adjustment included in Accumulated other comprehensive loss (net of tax) is net of deferred income taxes of $4.8 million and $5.8 million at October 31, 2005 and 2004, respectively.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average rate assumptions used in determining benefit obligations were:

	Pension Benefits		Other Benefits
	2005	2004 (Restated)	2005	2004 (Restated)

Discount rate used to determine present value of benefit obligation at end of year	5.6%	5.5%	5.6%	5.4%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense were:

	Pension Benefits			Other Benefits
	2005	2004 (Restated)	2003 (Restated)	2005	2004 (Restated)		2003 (Restated)

Discount rate	5.5%	5.8%	6.3%	5.4%	5.8%	%	6.3%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A		N/A

We determine our expected return on plan assets assumption by evaluating both historical returns as well as estimates of future returns.  Specifically, we analyzed the average historical broad market returns for various periods of time over the past 100 years for equities and over a 30 year period for fixed income securities, and adjusted the computed amount for any expected changes in the long-term outlook for both the equity and fixed income markets.  We consider the current asset mix as well as our targeted asset mix when establishing the expected return on plan assets.

As of October 31, 2005 and 2004, the weighted average percentage of plan assets by category is as follows:

	Pension Benefits			Other Benefits
Asset Category	Target Range	2005	2004 (1) (Restated)	Target Range	2005	2004 (Restated)

Equity securities
Navistar common stock		0%	0%		7%	9%
Other equity securities		69%	48%		67%	67%
Hedge funds		0%	0%		11%	9%
Total equity securities	60-80%	69%	48%	75-85%	85%	85%

Debt securities		31%	52%		14%	14%
Other, including cash		0%	0%		1%	1%
Total debt securities and other	20-40%	31%	52%	15-25%	15%	15%

(1)  In fiscal year 2005, the asset allocation target was changed to 70% equity and 30% debt. Prior to that change, the target had been 40% equity and 60% debt.

Our investment strategy is consistent with our policy to maximize returns while considering overall investment risk and the funded status of the plans relative to their benefit obligations. Our investment strategy takes into account the long-term nature of the benefit obligations, the liquidity needs of the plans and the expected risk/return tradeoffs of the asset classes in which the plans may choose to invest.  Asset allocations are established through an investment policy, which is updated periodically and reviewed by a fiduciary committee and the board of directors.  We believe that returns on common stock over the long term will be higher than returns from fixed-income securities as the historical broad market indices have shown. Equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry or company. The long-term performance of our funds generally has outperformed our long-term return assumptions.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actuarial assumptions used to compute the net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and our best estimate of future economic conditions.  Changes in these assumptions may impact future benefit costs and obligations.  In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases.  Three of these items have a significant impact on the level of cost: (1) discount rates; (2) expected rates of return on plan assets; and (3) healthcare cost trend rates.

Prior to the 2005 year-end valuations, we estimated the discount rate for our pension and other post employment benefits (“OPEB”) obligations by reference to the average of the Moody’s AA Corporate Bond Index and the Merrill Lynch Ten Year + High Quality Corporate Bond Index.  Beginning with 2005 year-end valuations, we estimate the discount rate for our pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citibank yield curve to establish a weighted average discount rate for each plan.  This improved methodology, considered a change in estimate, was adopted because it was deemed superior to the previously applied methodology in that it provides for a matching of expected investment yields available considering the timing of future cash outflows.  Using this new methodology, we have established for the pension plans and the OPEB plan discount rates of 5.6% and 5.6%, respectively, for year-end 2005.

Health care cost trend rates are established through a review of actual recent cost trends and projected future trends.  Our retiree medical trend assumptions are the best estimate of expected inflationary increases to healthcare costs. The assumptions used are based upon both our specific trends and nationally expected trends.  Recently, our average increases have been lower than the nationally expected trends.

For 2006, the weighted average rate of increase in the per capita cost of post retirement health care benefits is projected to be 8.9%.  The rate is projected to decrease to 5% by the year 2011 and remain at that level each year thereafter.  The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows, in millions:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$-	$-
Effect on postretirement benefit obligation	$3.0	$(3.0)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D.  This subsidy covers a defined portion of an individual beneficiary’s annual covered prescription drug costs, and is exempt from federal taxation.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act.  We adopted the provisions of FASB Staff Position No. FAS 106-2 in the third quarter of 2004, retroactive to December 8, 2003.  The retroactive application of the Medicare subsidy reduced our 2004 postretirement benefit expense by $0.6 million. Our accumulated postretirement benefit obligation (“APBO”) was reduced by $4.1 million at October 31, 2004, and $3.9 million at December 8, 2003 for the subsidy related to benefits attributed to past service. We

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used a 5.8% discount rate to value the related APBO at December 8, 2003, which was the same discount rate used at October 31, 2003, and therefore caused no change in the APBO as of that date.
Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2006 through 2010 and the five years ending October 31, 2015, are estimated as follows:

Millions of dollars	Pension Benefit Payments	Other Postretirement Benefit Payments	Postretirement Benefit Subsidy Receipts

2006	$4.4	$1.6	$.2
2007	4.6	1.7	.2
2008	4.7	1.8	.2
2009	4.9	1.9	.2
2010	5.0	2.0	.2
2011 through 2015	25.3	10.6	1.4

Defined Contribution Plans

The defined contribution plans cover a substantial portion of our employees. The defined contribution plans contain a 401(k) feature and provides a company match.  Defined contribution expense pursuant to these plans was $0.6 million, $ 0.5 million, and $ (0.0) in 2005, 2004, and 2003, respectively, which approximates the amount we fund.

12. COMMITMENTS AND CONTINGENCIES

Leases

NFC is obligated under non-cancelable operating leases for the majority of its office facilities.  These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee.  As of October 31, 2005, future minimum lease commitments under non-cancelable operating leases with remaining terms in excess of one year are as follows:

Year Ended October 31 (in millions)
2006	$1.7
2007	1.3
2008	1.3
2009	1.1
2010	0.9
2011 and beyond	4.0
Total	$10.3

The total operating lease expense was $3.0 million,$1.6 million, and $2.0 million for the years ended October 31, 2005, 2004, 2003, respectively .

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of October 31, 2005, NFC has numerous guarantees related to Navistar's three Mexican finance subsidiaries, Navistar Financial, S.A. de C.V. SOFOM E.N.R. (“NF”), Arrendadora Financiera Navistar, S.A. de C.V. SOFOM E.N.R. (“Arrendadora”) and Navistar Comercial S.A. de C.V.  As of October 31, 2005, NFC’s maximum exposure under these guarantees is $158.9 million, the total amount outstanding at that date. During the years ended October 31, 2005, 2004, 2003, no fees were paid to us by the affiliates for the guarantees.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the borrowings as of October 31, 2005 (in millions):

Type of Funding		Maturity	Maximum Amount of Guaranty	Outstanding Balance

Revolving credit facility	(2)	July 2010	$100.0	$33.0
Revolving credit facility	(1)	October 2008	18.5	18.5
Revolving credit facility	(1)	October 2010	11.1	14.1
Revolving credit facility	(1)	October 2010	18.5	17.3
Revolving credit facility	(1)	Jan 2006	11.6	11.6
Revolving credit facility	(1)	Dec 2005	9.3	9.2
Revolving credit facility	(1)	Nov 2005	4.6	4.6
Commercial Paper	(1)	September 2006	46.4	46.4
Retail Note Term Securitization	(1)	December 2007	11.1	4.2
		Total	$231.1	$158.9

(1)  Peso-denominated.
(2)  Revolving credit facility guaranteed jointly with Navistar.

Guarantees of Derivatives

As of October 31, 2005, NFC had guaranteed derivative contracts for foreign currency forwards and interest rate swaps related to NF and Arrendadora.  NFC is liable up to the fair market value of these derivative contracts only in cases of default by NF and Arrendadora.

The following table summarizes the guaranteed derivative contracts as of October 31, 2005 (in millions):

Instrument	Maturity	Outstanding Notional	Fair Value

Interest rate swaps (1)	September 2008	$93.4	$(0.8)
Interest rate swaps (2)	September 2008	$1.9	$-

(1) Peso-denominated related to SOFOL and Arrendadora
(2) U.S. Dollar – denominated related to SOFOL and Arrendadora

The foreign currency conversion rate at October 31, 2005, of 10.8:1 was used by NFC to convert the peso-denominated guarantees to United States dollars.

NFC has not recognized a liability related to any of these guarantees since FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others does not apply to the measurement of a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

On November 30, 2001, NFC completed the sale of all of the stock of Harco, a wholly-owned insurance subsidiary, to IAT Reinsurance Syndicate Ltd. (“IAT”), a Bermuda reinsurance company.  As part of its sales agreement with IAT, NFC has agreed to guarantee the adequacy of Harco's loss reserves at the time of sales.  There is no limit to the potential amount of future payments required by NFC related to this reserve.  The guarantee under the sales agreement was scheduled to expire in November 2008.  The carrying amount of NFC's liability under this guarantee was estimated at $1.0 million as of October 31, 2005 and is included in Other liabilities in the consolidated statements of financial condition. During fiscal 2006 all required payments were made and the guarantee was terminated without any gain or loss recognized.

13. SHAREOWNER’S EQUITY

The number of authorized shares of capital stock as of October 31, 2005 and 2004 was 2,000,000, of which 1,600,000 shares were issued and outstanding.  International owns all issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

14. DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

As discussed in Note 2, we valued an embedded derivative that was a key component to the issuance of Exchangeable Notes in 2002. All changes in fair value were recorded in Derivatives expense (income). The following table presents the various fair values during the life of the derivative included in Other liabilities (in millions):

Fair Value

March 25, 2002 (Inception date)	$61.5
October 31, 2002	26.3
October 31, 2003	28.6
May 28, 2004 (Termination date)	17.6

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2005, the notional amounts and fair values of NFC’s derivative financial instruments are summarized as follows (in millions):

Inception	Maturity	Instrument	Notional	Fair Value
October 2000	November 2012	Interest rate cap purchased	$500.0	$0.2
October 2000	November 2012	Interest rate cap sold	500.0	(0.2)
July 2001	April 2006	Interest rate swap	12.4	-
October 2003	December 2006	Interest rate swap	54.7	(1.1)
October 2003	December 2006	Interest rate swap	138.5	1.6
June 2005	June 2016	Interest rate cap purchased	500.0	5.8
June 2005	June 2016	Interest rate cap sold	500.0	(5.8)

NFC’s derivatives are all accounted for as free standing derivatives with no hedge designation, whereas, the change in unrealized gains or losses are recorded against earnings each period. The fair values of unrealized gains and losses are recorded in Other assets and Other liabilities, respectively.

In October 2000, NFC’s wholly-owned subsidiary TRIP entered into a $500.0 million retail revolving facility as a method to fund retail notes and finance leases.  In June 2005, TRIP entered into a new $500.0 million revolving facility to replace the 2000 facility that expired in October 2005.  Under the terms of these agreements TRIP finances receivables through the issuance of commercial paper.  NFC purchased interest rate caps for the benefit of TRIP to protect it against the potential of rising commercial paper interest rates.  To offset the economic cost of these caps, NFC entered into interest rate caps which offset those purchased for the benefit of TRIP.

In July 2001, NFC entered into an interest rate swap agreement which has a remaining notional amount of $12.4 million to fix a portion of its floating rate revolving debt.

In October 2003, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance leases receivables.  The purpose and structure of this swap was to convert the floating rate portion of the asset backed securities into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect NFC from interest rate volatility.  The notional amount of this swap is calculated as the difference between the actual pool balances and the projected pool balances.  The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool.  To the extent that actual pool balances differ from the projected pool balances, NFC has retained interest rate exposure on this difference.

Derivative expense (income) includes swap (gains) and losses of $(0.3) million, $(4.7) million and $11.5 million for the years ended October 31, 2005, 2004 and 2003, respectively.

15. SECURITIZATION TRANSACTIONS

NFC finances receivables through NFRRC, NFSC, TRAC, TERFCO and ITLC, all special purpose, wholly-owned subsidiaries of NFC. In accordance with SFAS No. 140, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as a secured borrowing. We provide limited recourse for all subordinated receivables. The recourse is limited to our subordinated interest and relates to credit risk only.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off balance sheet securitizations

NFC sold wholesales notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes. As of October 31, 2005 and 2004, the trust owned $1.4 billion and $1.2 billion, respectively, of wholesale notes and marketable securities. Components of the wholesale note trust funding certificates as of October 31, 2005 were a $200.0 million tranche of investor certificates maturing in July 2008, three $212.0 million tranches of investor certificates and notes expected to mature equally on June 26, 2006, May 25, 2007 and February 25, 2010, variable funding certificates (“VFC”) with a maximum capacity of $400.0 million expected to mature December 26, 2005 and a seller’s subordinated interest of $202.1 million as of October 31, 2005 and $170.4 million as of October 31, 2004. On June 26, 2006, the wholesale note trust paid off $212.0 million of the investor certificates and on May 25, 2007 paid off $212.0 million of the investor notes. In May 2006 the VFC was increased to $600.0 million, then to $800.0 million in October 2006. In January 2007 the expiration date was extended from May 2007 to January 2008. In December 2007 funding under the VFC was extended from January 2008 to November 2008.

During the second quarter of 2004, TRAC obtained financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. The revolving retail account facility expired on August 13, 2006 and was renewed with an expiration date, as amended, of August 8, 2008.  As of October 31, 2005, this facility was fully utilized. TRAC had a subordinated interest in the facility of $175.0 million as of October 31, 2005 and $167.9 million as of October 31, 2004.

TERFCO had in place a trust to provide funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford Motor Company.  This facility was fully utilized as of October 31, 2005.  TERFCO had a subordinated interest in the trust of $64.0 million as of October 31, 2005 and $72.4 million as of October 31, 2004.  On December 15, 2005, the trust was fully repaid and will no longer be used.

Retained interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all receivable sale recourse provisions was $441.2 million and $410.7 million as of October 31, 2005 and October 31, 2004, respectively. Our retained interests in the related trusts or assets held by the trusts are reflected on our consolidated statements of financial condition in Amounts due from sales of receivables.  The following is a summary of Amounts due from sales of receivables (in millions):

	2005	2004 (Restated)

Excess seller’s interests (1)	$401.8	$385.2
Interest only strip	15.9	10.6
Restricted cash reserves	23.5	14.9
Total amounts due from sales of receivables	$441.2	$410.7
(1) Excess seller’s interest includes amounts contractually required to be retained of $ 35.6 million and excess collateral of $142.5 million as of October 31, 2005 and $ 31.0 million and $ 119.2 million, respectively, as of October 31, 2004.

We estimate the payment speed for the receivables sold, expected net credit losses and the discount rate used to determine the fair value of the retained interests.  Estimates of payment speeds, expected credit losses, and discount rates are based on historical experience, anticipated future portfolio performance and other factors and are made separately for each securitization transaction.  In addition, we estimate the fair value of the retained interests on a quarterly basis utilizing updated estimates of these factors.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions as of October 31, 2005, and the sensitivity of the current fair values of residual cash flows to an immediate adverse change of 10 and 20 percent in that assumption are as follows (dollars in millions):

		Fair Value Change at October 31, 2005
	2005	Adverse 10%	Adverse 20%
Discount rate (annual)	9.2 to 17.8%	$2.4	$4.7
Estimated credit losses	0 to 0.18%	0.1	0.2
Payment speed (percent of portfolio per month)	10.3 to 80.0%	0.2	0.4

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC and TERFCO retail account securitizations. No percentage for estimated credit losses were assumed for TERFCO or TRAC as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another which might magnify or counteract these reported sensitivities.

The following tables reconcile the total serviced portfolio to the on balance sheet portfolio, net of unearned income, as of October 31 (in millions):

2005	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total

Serviced portfolio	$2,894.7	$170.2	$1,454.4	$76.1	$184.7	$4,780.1
Less sold receivables - off balance sheet	-	-	(1,356.3)	-	-	(1,356.3)
Total on balance sheet	$2,894.7	$170.2	$98.1	$76.1	$184.7	$3,423.8

2004 (Restated)	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total

Serviced portfolio	$2,509.9	$143.7	$1,260.1	$96.5	$156.5	$4,166.7
Less sold receivables – off balance sheet	-	-	(1,132.4)	-	-	(1,132.4)
Total on balance sheet	$2,509.9	$143.7	$127.7	$96.5	$156.5	$3,034.3

For sold receivables, wholesale notes balances past due over 90 days were $0.7 million and $1.0 million, respectively, as of October 31, 2005, and 2004. There were no past due retail balances for TERFCO or TRAC at either date.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the activity related to off balance sheet securitizations reported in Securitization income on the consolidated statements of income (in millions):

	2005	2004 (Restated)	2003 (Restated)

Fair value adjustments	$(6.5)	$(1.1)	$(1.4)
Excess spread income	62.0	45.3	41.3
Servicing fees revenue	14.4	11.4	8.9
Losses on sales of receivables	(2.1)	(4.7)	(6.4)
Investment income	6.7	3.5	4.7
Securitization income	$74.5	$54.4	$47.1

Cash flows from off balance sheet securitization transactions are as follows (in millions):

	2005	2004 (Restated)	2003 (Restated)

Proceeds from sales of finance receivables	$8,715.6	$6,705.8	$5,220.9
Servicing fees	14.2	11.2	8.9
Cash from net excess spread	63.1	45.4	41.8
Investment income	4.5	1.9	2.5
Net cash from securitization transactions	$8,797.4	$6,764.3	$5,274.1

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments as of October 31 were as follows (in millions):

	2005		2004 (Restated)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23.0	$23.0	$22.8	$22.8
Finance receivables:
Retail notes	2,894.7	2,648.8	2,509.9	2,325.3
Affiliates	184.7	175.9	156.5	153.3
Accounts (wholesale & retail)	76.1	76.1	96.5	96.4
Wholesale notes	98.1	98.1	127.7	127.8
Restricted cash and cash equivalents	543.8	543.8	274.6	274.6
Amounts due from sales of receivables	441.2	441.2	410.7	410.7

Financial liabilities:
Senior and subordinated debt	3,962.1	3,899.1	3,319.4	3,298.7
Derivative financial instruments	0.5	0.5	(0.7)	(0.7)

The estimated fair values for all other financial instruments approximate their carrying values as the result of the short-term nature or variable interest terms inherent in the financial instruments.

The fair value of Retail notes and finance leases is estimated by discounting the future contractual cash flows using an estimated discount rate reflecting interest rates currently being offered for notes with similar terms.

The majority of derivatives are valued by our derivative counterparty. For all others we use a discounted cash flow methodology.

The fair values of the Amounts due from the sales of receivables are estimated by discounting the probable future cash flows using an estimated discount rate that reflects the inherent risk of the underlying assets.

17. LEGAL PROCEEDINGS

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings, which constitute ordinary, routine litigation incidental to our business.  In our opinion, the disposition of these proceedings and claims will not have a material adverse effect on the business or our results of operations, cash flows or financial condition.

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  We were subsequently informed by the SEC that it was expanding the investigation to include this current restatement. On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005.  Since April of 2006, we have been providing information to the SEC regarding the current restatement.  We are fully cooperating with the SEC on this investigation.  Based on the status of the investigation, we are not able to predict its final outcome.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

Beginning in January 2006 with the Annual Report on Form 10-K for the period ended October 31, 2005, NFC and Navistar have failed to file the required annual and quarterly reports as outlined in Sections 13 and 15 of the Exchange Act of 1934, as amended.  However, both companies have filed the required notice of non-filing.  In each notice of non-filing, each registrant stated they would be unable to file the required report because Navistar and its registered independent public accountants were investigating numerous significant and complex accounting issues and it was not possible to estimate when the items would be resolved.

Failure to file the 2005 reports required NFC to obtain waivers from the lenders under its $1.2 billion Credit Agreement (see Note 10), Senior and subordinated debt so as to cure an Event of Default for failure to file financial statements timely. The waiver was set to expire at the earlier of May 31, 2006 or when the holders of any of the outstanding debt of Navistar had the right to accelerate payment in accordance with the term of the indenture under which the debt was issued.

Navistar was notified by the requisite number of holders of several of its outstanding debt issuance that it was in default and the debt holders intended to request acceleration.  Navistar responded by negotiating an unsecured $1.5 billion credit facility so as to either make a tender offer for the outstanding public debt or pay the debt holders in case of an approved acceleration.  These developments forced NFC to obtain a Second Waiver and Consent on March 2, 2006, from its lenders to extend the expiration date of the first waiver until January 31, 2007.  The Second Waiver and Consent also established a five day cure period for Navistar to respond to acceleration claims before NFC’s Credit Agreement would be in default and thus, subject to immediate payment.

On April 12, 2006, NFC and Navistar filed a current report on Form 8-K announcing the dismissal of their long term independent registered public accounting firm.  On that date, the Audit Committee of the Board of Directors of NFC also announced the approval of the retention of KPMG LLP (“KPMG”) as the company’s independent registered public accounting firm with respect to the audit of the company’s financial statements for its fiscal years ended October 31, 2005 and October 31, 2006.

On November 8, 2006, with the concurrence of its Audit Committee, NFC announced that the company’s previously issued audited financial statements and the independent auditors' reports thereon for the years ended October 31, 2002 through 2004, and all quarterly financial statements for periods after November 1, 2002 should no longer be relied upon because of errors in such financial statements.

In November 2006, NFC obtained a Third Waiver and Consent which expired upon the earlier of October 31, 2007 or the date on which date NFC and Navistar shall have timely filed a report on Form 10-K or 10-Q with the Securities Exchange Commission.

On March 28, 2007, NFC entered into a First Amendment to the Amended and Restated Credit Agreement providing for additional term loans in the amount of $220.0 million to be used for general corporate purposes including payment of a dividend to International.

On October 23, 2007, NFC received a Second Amendment and Fourth Waiver.  The waiver extends through December 31, 2007, and expands the previous waivers which waive any default or event of default that would result solely from NFC’s and the company’s failure to meet the filing requirements mentioned in third waiver and including Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2007.  During the period from November 1, 2007 until the waiver terminates, interest rate on certain loans under the Agreement shall be increased by 0.25%.

In December 2007, NFC received a Fifth Waiver to the Agreement expanding the scope of certain default conditions covered by the waiver therein until November 30, 2008.

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, NFC obtained waivers for the private retail securitizations and the private portion of the wholesale note securitizations.  These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

We have restated our condensed consolidated financial statements for the quarters ended January 31, 2005, April 30, 2005, and July 31, 2005. The following tables present selected financial data derived from those restated financial statements. We did not undertake to prepare restated condensed consolidated financial statements for quarters within the year ended October 31, 2004. Accordingly, we have not presented selected quarterly financial data for 2004 as required by Item 302(a) of Regulation S-K. For additional information and a detailed discussion of the nature of the restatement adjustments see Note 2,

Quarterly condensed consolidated statements of income data (in millions):

	Three months ended January 31, 2005		Three months ended April 30, 2005
	Previously Reported	Restated	Previously Reported	Restated

Revenue	$64.7	$81.3	$64.2	$84.7
Interest expense	10.2	28.2	11.1	28.3
Credit, collection and administrative	10.4	9.4	13.6	14.1
Depreciation on operating leases	8.2	8.2	8.1	7.5
Net income	19.1	19.8	14.9	18.5

	Three months ended July 31, 2005		Three months ended October 31, 2005
	Previously Reported	Restated

Revenue	$64.7	$91.8	$96.2
Interest expense	15.3	36.1	40.7
Credit, collection and administrative	12.6	11.3	10.5
Depreciation on operating leases	7.8	7.4	6.6
Net income	14.5	19.6	21.3

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly condensed consolidated statements of financial condition data (in millions):

	As of January 31, 2005		As of April 30, 2005
	Previously Reported	Restated	Previously Reported	Restated

Finance receivables, net	$965.3	$3,077.9	$886.1	$3,192.1
Amounts due from sales of receivables	394.7	501.0	442.1	533.2
Restricted cash and cash equivalents	315.7	529.6	507.8	740.8
Total assets	1,873.2	4,355.8	2,014.4	4,675.5
Senior and subordinated debt	1,297.4	3,737.9	1,317.1	3,933.1
Total liabilities and shareowner’s equity	1,873.2	4,355.8	2,014.4	4,675.5

	As of July 31, 2005		As of October 31, 2005
	Previously Reported	Restated

Finance receivables, net	$733.8	$3,267.7	$3,410.2
Amounts due from sales of receivables	481.8	434.4	441.2
Restricted cash and cash equivalents	1,013.9	1,636.7	543.8
Total assets	2,431.3	5,558.6	4,618.0
Senior and subordinated debt	1,825.9	4,931.7	3,962.1
Total liabilities and shareowner’s equity	2,431.3	5,558.6	4,618.0

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner
Navistar Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Navistar Financial Corporation and subsidiaries (the Company) as of October 31, 2005 and 2004, and the related consolidated statements of income, shareowner’s equity and comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Navistar Financial Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated statement of financial condition as of October 31, 2004, and the related consolidated statements of income, shareowner’s equity and comprehensive income and cash flows for the years ended October 31, 2004 and 2003, which were previously audited by other auditors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar Financial Corporation and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

The Company has not presented the 2004 selected quarterly financial data, as specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

/s/ KPMG LLP

Chicago, Illinois
December 7, 2007

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2006, the Audit Committee of the Board of Directors dismissed our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”).

The audit reports of Deloitte on our financial statements as of and for the two years ended October 31, 2004 and October 31, 2003 neither contained any adverse opinion or disclaimer of opinion, nor, were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as described in the following sentence.  The audit report of Deloitte on our consolidated financial statements for the year ended October 31, 2004 indicated that, as described in Note 2 to such consolidated financial statements, the consolidated financial statements for the two years ended October 31, 2003 and October 31, 2002 had been restated.

During the two years ended October 31, 2005 and October 31, 2004, and during the subsequent interim period through April 7, 2006, there was no “Disagreement” as that term is described in Item 30(a)(1)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during the years ended October 31, 2005 and October 31, 2004, or during the subsequent interim period through April 7, 2006, except as described in the following paragraphs.

Deloitte previously identified the following deficiencies in our internal controls that existed on October 31, 2004 and that in Deloitte’s judgment were considered to be material weaknesses: (i) the design of internal controls to appropriately apply certain generally accepted accounting principles at NFC that resulted in a restatement of the financial statements; and, (ii) the lack of timely resolution of outstanding reconciling items in NFC’s collection (suspense) account reconciliations.

On February 16, 2006, Navistar’s Board of Directors reassigned their former Controller, who was also one of our directors.  The reassignment of the former Controller was in response to Deloitte having advised the Audit Committee that Deloitte was no longer willing to rely on the representations of the former Controller.

Simultaneously with this reassignment, we also reassigned our former Treasurer to a position within Navistar’s treasury department in response to Deloitte’s request that the former Treasurer no longer serve as one of our officers.

In connection with our ongoing review of accounting matters in connection with the preparation of our financial statements for 2005, Deloitte identified a number of accounting issues that warranted further review primarily at Navistar.  The outcome of such review might or might not have led Deloitte to expand the scope of its audit had it continued as our independent registered public accounting firm.

In accordance with Item 4.01 of form 8-K and Item 304 of Regulation S-K, we provided Deloitte with a copy of our disclosures to the SEC announcing Deloitte’s dismissal and requesting that Deloitte furnish us with a letter addressed to the SEC stating whether or not it agreed with the statements made by us.  On April 26, 2006, we received Deloitte’s response letter.

In its letter, Deloitte stated that there was no “disagreement as that term is described in Item 304(a)(l)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

Deloitte also made certain statements in its letter regarding “reportable events” as that term is described in Item 304(a)(l)(v) of Regulation S-K.  Deloitte stated in its letter that our disclosure contained “inaccurate or incomplete descriptions of significant matters which had already led us to substantially expand our audit scope prior to our dismissal.”  Those statements are summarized below:

Index

Accounting Matters

The accounting matters that had been identified by us and discussed with the Company and the Audit Committee in connection with our incomplete audit of the Company’s fiscal 2005 financial statements included, but were not limited to the following:

•
Appropriateness of sale accounting for certain transactions with leaseback terms, including certain transactions which also involved International; whether certain leases should have been accounted for as capital leases rather than as operating leases; the appropriateness of revenue recognition at International and related implications to us; and, the existence of unreconciled differences in reconciliations of inter-company accounts.

•
It is possible that the ultimate resolution of the above matters could also affect the Company’s financial statements for fiscal years prior to 2005.  None of these accounting matters were resolved to our satisfaction prior to our dismissal.

Internal Controls Over Financial Reporting

In our February 20, 2006 meeting with the Audit Committee and other independent members of the Board of Directors, we informed these individuals that we were concerned with the appropriateness of certain aspects of the Company’s internal control environment, including management’s commitment to effective internal control and accurate financial reporting and the lack of personnel with appropriate qualifications and training within the financial reporting and closing process.  We had not reached a final conclusion as to whether or not such concerns represented material weaknesses in internal control over financial reporting as we were dismissed prior to the completion of our audit.

In April, 2006, the Audit Committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm.  We did not consult with KPMG in the past regarding the application of accounting principles to a specified transaction to the type of audit opinion that might be rendered on our consolidated financial statements, or as to any disagreement or reportable event as described in Item 30(a)(l)(iv) of Regulation S-K.

We authorized Deloitte to respond fully to the inquiries of KPMG concerning the subject matter of the foregoing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2005, our disclosure controls and procedures were not effective.  The following material weaknesses were identified:

Index

Material Weakness Description	Remediation Actions
1.  Control Environment: As of October 31, 2005, management had not established a strong consciousness regarding the application of ethics across all areas of the Company and the importance of internal controls over financial reporting including adherence to generally accepted accounting principles. This weakness in the control environment likely contributed to many of the other material weaknesses disclosed herein.  As identified by an independent investigation initiated by Navistar’s Board of Directors, certain members of management and other employees, in place at that time, were involved in instances of intentional misconduct.  With respect to these instances, these individuals are no longer employed by the Company.

We are committed to strengthening our control environment and reemphasizing the importance of ethics, integrity and internal control overall and especially related to financial reporting. We are actively engaged in the planning for, and implementation of, remediation efforts to address the control deficiencies. Herein we describe specific activities we are implementing which are designed to strengthen our overall control environment. More specifically related to ethics and integrity, we are performing the following:
•  We have strengthened our finance and accounting team as described in detail under Accounting Personnel below.
•  We are actively refreshing and disseminating the Code of Conduct developed by Navistar.  Under our process training will be refreshed, and 100 percent of our employees will be trained and will sign the code of conduct.
•  Our top leaders will continue to reinforce the importance of conducting business and accounting activities in compliance with the code of conduct, with the highest integrity and ethical behavior, and living up to our Company’s core values.  They also will meet with the top 200 leaders throughout Navistar on   a regular basis to discuss these values and other topics.
•  Our company’s core values expect our people to do the right thing.  We are enhancing our communication and the visibility of our core values through group meetings and other communication efforts such as training, posters, desk reminders, information pamphlets, etc.  We will also be refreshing some of the definitions of the core values to ensure that they reflect contemporary challenges and issues. Our efforts are designed to ensure that the values become a more visible and sustainable foundation of what we do and how we behave.
•  We are investigating approaches to design a robust finance/accounting organization, including the appropriate number of people, the right skill sets and certifications, technology, and training/education.   We will implement greater oversight and monitoring of accounting policies and procedures in all critical accounting areas, including areas involving management judgment and discretion.
•  We will increase our efforts to educate our people as to their obligations to report inappropriate behavior, and enhance communication and support for doing the right thing even if it’s unpopular.  We will reemphasize and invigorate our communications to all our employees regarding the availability of our Employee Hotline, through which all employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed.  In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, International’s Compliance Office, the Legal Department, Navistar’s Internal Audit Department and direct contact with the Chief Financial Officer of the Company or International or the Company’s or Navistar’s Audit Committee.
•  International is evaluating the best practices for the role of Chief Ethics and Compliance Officer. International will make a decision around filling the role, and as part of this effort, they will determine the appropriate responsibilities and monitoring programs.
•  International has launched a new website designed to heighten our people’s awareness of internal controls. The site is a portal to many of the company’s policies and procedures, internal control training documents, contact references for inquiries about internal controls, and reemphasize’s the importance of the company’s core values.
•  Our General Counsel, Assistant General Counsel, and CFO are members of Navistar’s Disclosure Committee.  These individuals and our Controller constitute our Disclosure Committee.  Navistar’s Disclosure Committee charter was benchmarked against best practices and appropriate revisions were made.

Index

Material Weakness Description	Remediation Actions
2.  Accounting Personnel: As set forth in the Company’s Form 10-K for fiscal year 2004 and in the Company’s Form 10-Q’s for the first three quarters of 2005, there was a material weakness concerning the lack of sufficient specialized securitization accounting personnel.  We did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”).  This includes a previously identified material weakness, disclosed in fiscal 2004, which related to accounting for receivable securitization transactions. This weakness resulted in an inadequate segregation of duties and an insufficient review of information pertaining to securitization accounting.
There was also a material weakness related to the accounting for allowance for losses.  We did not maintain effective controls to properly account for the timing of losses associated with repossessed assets and the calculation of loss factors used in determining the allowance for losses.  Specifically, we did not record the loss at the time that the repossession occurred and instead recorded the loss when the repossessed asset was sold.

We have hired additional accounting personnel with appropriate levels of accounting knowledge, experience and training, and retained outside consultants to supplement our staff. We increased education in GAAP accounting especially in the area of securitization accounting for our staff and executive management. We will continue to focus on increasing and improving skill sets through training.

Additionally, we hired an independent organization to assist in the development of various models necessary to value the various assets created as a result of a securitization transaction.

We established control procedures to require that losses associated with repossessed assets be recorded at the time the repossession occurs and changed procedures related to loss recoveries, loss sharing between us and International and other factors used in the calculation to determine the allowance for loss.

Index

Material Weakness Description	Remediation Actions
3.  Accounting Policies and Procedures:  As set forth in the Company’s Form 10-K for fiscal year 2004, there were material weaknesses concerning a misapplication of GAAP related to securitization accounting and an associated lack of timely resolution of outstanding reconciling items in certain collection accounts.    Also, we did not have a formalized process for monitoring, updating, disseminating, and implementing GAAP-compliant accounting policies and procedures.

The Financial Reporting group of our parent, International Truck and Engine Corporation (“International”), has been enhanced to include experienced technical accounting personnel to provide guidance about, and help ensure compliance with, GAAP.  The group has been updating policies and procedures, confirming they are GAAP–compliant and conducting related training for our accounting personnel. They have implemented procedures for tracking new accounting pronouncements, evaluating their impact on our financial reporting and refreshing policies as needed.  The group will be instrumental in helping our accounting staff with critical accounting areas, including areas involving management judgment and discretion and non-routine transactions.

We will continue to update our policies and procedures, and our Sarbanes-Oxley Compliance department and the Corporate Audit and Consulting department of International will help verify that our accounting personnel are complying with the revised policies and procedures.

4.  Internal Audit: We utilize Navistar’s corporate internal audit function in lieu of having a separate department. Navistar’s internal audit department was not an effective monitoring control over financial reporting for Navistar and its subsidiaries.

Navistar’s corporate internal audit function now reports directly to the Chair of the Navistar Audit Committee. NFC is a wholly-owned subsidiary of International Truck and Engine Corporation, which is a wholly-owned subsidiary of Navistar. Under Navistar’s Audit Committee’s direction, the new Vice President of the Corporate Audit and Consulting department has developed and implemented many specific action plans to improve the effectiveness of the internal audit function. Specifically, the annual risk assessment and strategic planning process has been revised to include additional qualitative and financial reporting-related risk factors and will be kept current; standard periodic management and Audit Committee communications, including new audit report formats and status updates, have been developed and implemented; the department has been reorganized, including increased minimum technical and audit experience requirements for each position; outside consultants have been engaged to augment the current mix of skill sets and additional recruiting efforts are underway; and a new formal recommendation follow-up process has been developed and implemented including a database to maintain, track and report the results of follow-up activity to management and the Audit Committee.  Finally, the charter of the internal audit function has been updated to reflect these changes.

Index

Material Weakness Description	Remediation Actions
5.  Information Technology (IT): Our IT general controls over computer program development, computer program changes, computer operations and system user access to programs and data were ineffectively designed. Additionally, we concluded that computer application controls were unreliable and ineffective.

We have hired additional information technology resources. International has formed an IT Remediation team that includes employees from our IT Department, which created specific action plans to address the deficiencies identified and develop new policies and procedures. An outside consulting firm was engaged to help with remediation efforts and, along with the internal audit function, to help evaluate the effectiveness of the corrective actions taken.  In December 2006, computer application and operational change management disciplines were implemented which have enhanced our systems development life cycle and computer program change management. In March 2007, we established the requirement for semi-annual system user access reviews, restricting access to sensitive financial system transactions and data. A significant effort is underway to address system user access deficiencies. Also in March 2007, user administration policies and procedures were enhanced to establish proper management approvals and timeliness of user additions, deletions and access changes. International also hired a new Chief Information Officer in October 2007.

6.  Pension Accounting: We utilize the services of the pension and benefits group at International to address our pension accounting needs. International did not maintain effective controls to accurately estimate the total entity pension and OPEB obligations. Specifically, the application of the methodology used to determine historical discount rates was not properly documented and reviewed and lacked proper support for other assumptions used in accounting for the obligations.

International’s pension and benefits group has transitioned to an accepted model for discount rates to reduce the judgment necessary in calculating our pension and OPEB obligations. Additionally, International’s pension and benefits group now utilize external actuaries to perform the computations, modeling and reporting.  Prior to issuing our 2005 consolidated financial statements, International has invested considerable resources and performed appropriate analysis to accurately account for and disclose our pension and OPEB matters.

Index

Material Weakness Description	Remediation Actions
7.  Income Tax Accounting: We utilize the services of the corporate tax group at International to address our tax accounting needs.  International did not retain detailed supporting documentation for our tax liabilities.

International has developed detailed schedules supporting all tax liability requirements, and has taken steps to ensure they follow the corporate record retention policies.
8.  Journal Entries: We did not maintain effective controls over review and approval of journal entries.  Specifically, journal entries were not reviewed thoroughly and approved by the appropriate level of management to ensure the accuracy and appropriateness of the accounts used when entries were recorded.

Prior to issuing our 2005 financial statements, we performed extensive quality control procedures to minimize the risk of errors and ensure the restatement journal entries were properly reviewed and approved.  We also implemented quality control procedures to minimize the risk of errors and ensure that journal entries are properly reviewed and approved going forward.

In February 2006, in connection with the review of accounting matters identified during the preparation of our financial statements for fiscal year 2005, Navistar’s Audit Committee, with the assistance of independent counsel and forensic accountants, initiated an investigation into the propriety of accounting and auditing confirmation matters relating to vendor rebates. The investigation was subsequently expanded to include a review of various accounting issues that arose during the course of working on the financial restatements of fiscal years 2003 and 2004 and the first three quarters of fiscal year 2005.

On December 29, 2006, Navistar’s Board of Directors formed an Investigatory Oversight Special Committee of independent directors to oversee and assist its Audit Committee in its investigation.  Independent counsel for Navistar’s Audit Committee provided regular updates on the status of the investigation to the staff of the Division of Enforcement of the SEC.

Navistar’s Audit Committee’s extensive investigation identified various accounting errors, instances of intentional misconduct and certain weaknesses in our internal controls.  Navistar’s Audit Committee’s investigation found that we did not have the organizational accounting expertise during the fiscal years 2003 through 2005 to effectively determine whether our financial statements were accurate. The investigation found that we did not have such expertise because we did not adequately support and invest in accounting functions, did not sufficiently develop our own expertise in technical accounting, and as a result, we relied more heavily than appropriate on our then outside auditor. The investigation also found that during the financial restatement period, this environment of weak financial controls and under supported accounting functions allowed accounting errors to occur, some of which arose from certain instances of intentional misconduct to improve the financial results. Navistar’s Audit Committee has discussed its findings and various recommended remediation procedures with the Investigatory Oversight Special Committee of Navistar’s Board of Directors, management and KPMG LLP.  As part of our commitment to strengthening our overall internal control over financial reporting, we have implemented various personnel actions, including hiring accounting personnel with appropriate levels of accounting knowledge, experience and training, and numerous other remediation actions that include the employees involved in the intentional misconduct being no longer employed by the Company.  Management also has implemented measures to improve the effectiveness of communications concerning the importance of ethics, integrity and internal control over financial reporting.  For additional information and a detailed description of our restatement, see Note 2 to the accompanying consolidated financial statements and within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Along with the specific remediation actions we described above, to strengthen our disclosure controls and procedures we have made the following changes:

•	Established an Audit Committee specifically for Navistar Financial Corporation and appointed an independent member of the Board of Directors to chair the committee;
•
Re-designed our management certification process in June 2007 to help identify any matters that might require disclosure and to require sub-certifications from multiple levels of management throughout the company. We utilized this process as part of the preparation of our fiscal year 2005 Annual Report on Form 10-K.

We believe the above measures have strengthened our accounting and financial reporting controls.  We intend to continue to take the necessary actions to remediate and eliminate our material weaknesses. We are committed to providing timely, thorough, and accurate financial reporting. Most importantly, prior to filing our fiscal year 2005 Annual Report on Form 10-K, we have made significant efforts to review our financial results in light of the aforementioned weaknesses to conclude that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Item 9B.  Other Information

None.

Index

PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP ("Deloitte") was our independent registered public accounting firm in 2004 and 2005.  On April 7, 2006, our Audit Committee of the Board of Directors dismissed Deloitte and approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm.  As a result of Deloitte’s dismissal, Deloitte did not complete its audit of our financial statements for 2005.  The following table presents aggregate fees billed by Deloitte including associated out-of-pocket costs for both audit and non-audit services rendered for the years ended October 31, 2005 and 2004, on our behalf.

(Amounts in thousands)	2005		2004
Audit Fees
Basic Audit Fees(a)		$519.5		$918.6
Audit Related Fees (b)		352.5		192.5
Total Audit Fees		$872.0		$1,111.1

Tax Fees	$	----	$	----

All Other Fees	$	----	$	----

(a)	In 2004, includes fees for the restatement of NFC’s financial statements for fiscal years 2003 and 2002.
(b)
Includes fees for (i) examination reports on NFC’s minimum servicing standards for its securitization transactions, (ii) Sarbanes Oxley Section 404 readiness, and (iii) data verification and agreed-upon procedures related to asset securitizations.

All fees payable to KPMG related to the audit of the consolidated financial statements for the three year period ended October 31, 2005, have been billed to Navistar. Fees paid or payable to KPMG relating to audit related fees rendered to us for the year ending October 31, 2007 and 2006 were $158.0 thousand and $116.0 thousand, respectively.

Audit Committee pre-approval policy

Information required by Item 14 of this Form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference from Navistar’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the caption “Audit Committee Report – Independent Auditor Fees”.

As part of this pre-approval process, our audit committee reviews the type of and fees for agreed upon procedures to be performed by our principal accountants and makes recommendations to Navistar’s audit committee.

Index

PART IV

Item 15.  Exhibits, and Financial Statement Schedules and Report on Form 8K

Exhibits, Including Those Incorporated By Reference and Financial Statement Schedules

Exhibits Index:

3	Articles of Incorporation and By-Laws	E-1

4	Instruments Defining Rights of Security Holders, including Indentures	E-2

10	Material Contracts	E-3

12	Calculation of Ratio of Earnings to Fixed Charges	E-428

15	Financial Statement Schedules	E-429

21	Subsidiaries of the Registrant	E-432

31.1	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-433

31.2	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-435

32	CEO and CFO Certification Pursuant to Section 1350 of Chapter 1350 of Chapter 63 of Title 18 of the United States Code	E-437

Financial Statements

See Index to Financial Statements in Item 8.

Reports on Form 8-K

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: December 7, 2007	By: /s/	JOHN V. MULVANEY, SR.
John V. Mulvaney, Sr.
VP, CFO, & Treasurer
(Principal Financial Officer)

Index

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES
Exhibit 24
POWER OF ATTORNEY

Each person whose signature appears below does hereby make, constitute and appoint Pamela Turbeville, John V. Mulvaney, Sr. and David Derfelt and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person’s behalf, and in such person’s name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	JOHN V. MULVANEY, SR. John V. Mulvaney, Sr.	Vice President, Chief Financial Officer and Treasurer; Director (Principal Financial Officer and Principal Accounting Officer)	December 7, 2007

/s/	PAMELA J. TURBEVILLE Pamela J. Turbeville	Chief Executive Officer; Director (Principal Executive Officer)	December 7, 2007

/s/	TERRY M. ENDSLEY Terry M. Endsley	Director	December 7, 2007

/s/	RICHARD C. TARAPCHAK Richard C. Tarapchak	Director	December 7, 2007

/s/	WILLIAM A. CATON William A. Caton	President; Director	December 7, 2007

/s/	DAVID L. DERFELT David L. Derfelt	Vice President and Controller	December 7, 2007

/s/	ALICE M. PETERSON Alice M. Peterson	Director	December 7, 2007