Form 10-K
period 2007-10-31
NAVISTAR FINANCIAL CORP
filed 2008-05-29
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 1-4146-1

NAVISTAR FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2472404 (I.R.S. Employer Identification No.)

425 N. Martingale Road, Schaumburg, IL 60173
(Address of principal executive offices, Zip Code)

(630) 753-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [  ]                                No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [  ]                                No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [   ]                             No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [_]                    No [X]

As of April 30, 2008, the number of shares outstanding of the registrant's common stock was 1,600,000.

Documents Incorporated by Reference: None

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC., WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

(A) -Omitted or amended or reduced as the registrant is a wholly-owned subsidiary of Navistar, Inc., which is a wholly-owned subsidiary of Navistar International Corporation, and meets the conditions set forth in General Instructions I (1) (a) and (b) of Annual Report on Form 10-K and is, therefore, filing this report with the reduced disclosure format.

INDEX

PART I

EXPLANATORY NOTE

Item 1.     Business

The registrant, Navistar Financial Corporation, was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of Navistar, Inc., which is a wholly-owned subsidiary of Navistar International Corporation (“NIC”).  As used herein, “us,” “we,” “our” or “NFC” refers to Navistar Financial Corporation and its wholly-owned subsidiaries, unless the context otherwise requires.

We are a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers.  We also finance wholesale accounts and selected retail accounts receivable of Navistar, Inc. (“accounts”).  Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with Navistar, Inc.’s truck products.

We typically sell our finance receivables to unrelated third parties while continuing to service the receivables thereafter.  Some of these transactions qualify for off-balance sheet accounting, whereby, an initial gain or loss is recorded and revenues are recorded primarily for servicing fees and excess spread income over the remaining life of the finance receivables.  For transactions receiving on-balance sheet treatment, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.  (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for an explanation of securitized receivables).

Periodic Reports Access

NIC maintains a website with the address www.internationaldelivers.com.  NFC is not including the information contained on NIC’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available, free of charge, through NIC’s website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, if any, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

NFC has adopted the Code of Ethics posted on NIC’s website.  This Code of Ethics applies to all employees, directors and officers, including the chief executive officer and principal financial officer.  NFC intends to disclose any amendments to, or waivers from, the Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC.

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

INDEX

This section identifies specific risks that could adversely affect our business, results of operations or financial condition. The following information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying consolidated financial statements and related notes included in this report.

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

Risks that Relate to Our Delay in Filing Reports with the SEC and Accounting and Internal Controls:

Inability to Access Debt or Securitization Markets at Competitive Rates

The delay in filing required financial reports with the SEC and the downgrading or withdrawal of NFC and NIC credit ratings has increased our borrowing costs. In response, we rely more extensively on securitization for the cost effective funding of our operations. Continued delay in filing required financial reports could adversely limit our ability to access the debt or securitization markets. Our ability to sell our receivables may be dependent on the following factors: the volume and credit quality of receivables, the performance of previously securitized receivables, general demand for the type of receivables we offer, market capacity for our sponsored investments, accounting and tax changes, our debt ratings and our ability to maintain back-up liquidity facilities for certain securitization programs.  If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding was no longer available, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Un-cured or un-waived violations or defaults under our servicing agreements could result in the replacement of NFC as servicer. We do not believe replacement as servicer on public transactions would have a material adverse impact on our results of operations, financial condition and liquidity.

Potential or Possible Lawsuits or Governmental Investigations in Relations to the Restatement of our Financial Statement

The 2005 restatement of our financial results may lead to lawsuits and/or additional governmental investigations. We and Navistar, Inc. continue to be subject to formal SEC investigation of both our 2004 and 2005 restatements.  For additional information regarding this matter see Item 3, Legal Proceedings.

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

Reduction in our Credit Rating

We may have difficulty maintaining existing business and may experience a reduction in our credit rating which could have a material adverse effect on us by, among other things, (a) reducing our revenues if existing and potential customers hesitate to, or decide not to, retain us, (b) increasing our costs or decreasing our liquidity if suppliers desire a change in existing payment terms and (c) increasing our borrowing costs or negatively affecting our ability to obtain new financings on acceptable terms or at all if rating agencies downgrade or withdraw our credit ratings.

INDEX

Risks that Relate to Business Operations and Liquidity:

Strategic Decisions of NIC

As an indirect wholly-owned subsidiary of NIC, we are subject to the effects of strategic decisions made from time to time by NIC. The major share of our business consists of financing Navistar, Inc. vehicles and supporting their dealers.  Any extended reduction or suspension of Navistar, Inc.’s production or sale of vehicles for reasons discussed below would have an adverse effect on our business. Special-rate financing programs available through NFC, which may be independent or supported/reimbursed by Navistar, Inc., increase our financing volume and share of financing sales of Navistar, Inc. vehicles. Since the majority of our business transactions originate with NIC, significant changes in NIC’s overall business strategy, product pricing and incentives or support of our financial products could have a material adverse effect on our results of operations, financial condition and liquidity.

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

The markets in which NIC competes are subject to considerable cyclicality.  Their ability to generate business for us depends in part on the varying conditions in the truck, school bus, mid-range diesel engine, and service parts markets which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled.  Truck and engine demand is also dependent on general economic conditions, interest rate levels, and fuel costs, among other factors.

The North American truck market in which NIC operates is highly competitive.  This competition results in price discounting and margin pressures throughout the industry and could adversely affect our business.  Banks or other financing institutions may attempt to capture an increased share of retail and wholesale financing of NIC products.

Access to Capital

We traditionally obtain the funds to provide financing from sales of receivables, medium and senior debt, equity capital and from short and long-term bank borrowings.  If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, we may restrict financing of Navistar, Inc. products and to Navistar, Inc. dealers.

Credit Markets

Beginning in the late summer and early fall of 2007, the financial markets experienced a major correction linked primarily to the “sub-prime” mortgage lending market.  The asset backed securitization market used by us and our lending conduit banks was affected by this correction.  Substantial increases in the spreads on borrowing rates were seen at all credit rating levels.  High quality and highly rated issuers saw their previous rates rise from 0 to 15 basis points over LIBOR or US Treasuries (“the base”) to 30 to 50 basis points over the base.  As a result, future borrowings could be more costly than in the past.  Our two securitizations in fiscal 2008 have been priced at 180 to 200 basis points over the base.  Historically, our pricing reflected a spread of 50 to 60 points.

The large and rapid reductions in interest rates by the Federal Reserve during the first half of fiscal 2008 have reduced our earnings in several ways.  First we have experienced a large increase in refinancing requests or actual payoffs by customers which will reduce income for the balance of the year.  Secondly, the required mark to market of the swaps associated with the secured borrowings resulted in unfavorable non-cash adjustments of approximately $38.0 million in our consolidated statements of income through the first half of fiscal 2008. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.  Also contributing to the loss was an increase in Provision for credit losses relating to an increase in charge-offs to $11.2 million for the first six months of fiscal 2008.

INDEX

Collection and Servicing Problems

Disruption of our billing and collection processes, such as a failure to maintain accurate account records or maintain access to such records, could have a significant negative impact on our ability to collect on our receivables and satisfy our customers.

Item 1B.      Unresolved Staff Comments

None

Item 2.         Properties

NFC’s properties principally consist of office equipment and leased office space in Schaumburg, Illinois, Duluth, Georgia and Frisco, Texas. The office equipment owned and in use by us is not significant in relation to the total assets of NFC. In March 2008, we announced our intention to close the locations outside of Illinois and relocate the employees and duties performed to the leased office space in Schaumburg, Illinois. See Note 16, Subsequent Events.

Item 3.         Legal Proceedings

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings, which constitute ordinary, routine litigation incidental to our business.  In our opinion, the disposition of these proceedings and claims will not have a material adverse effect on the business or our results of operations, cash flows or financial condition.

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our 2004 restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005. We were subsequently informed by the SEC that it was expanding the 2004 investigation to include the 2005 restatement.  We have been providing information to and are fully cooperating with the SEC in their investigation.  Based on the status of the investigation, we are not able to predict its final outcome.

Item 4.        Submission of Matters to a Vote of Security Holders

Intentionally omitted.  See the index page of this report for an explanation.

INDEX

PART II

Item 5.        Market for the Registrant’s Common Equity and Related Stockholder Matters

As of October 31, 2007, Navistar, Inc. owned all shares of our issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.  NFC did not pay any dividends in fiscal 2006 or 2005.   We paid Navistar, Inc. dividends of $400.0 million during fiscal 2007 and $14.8 million in January 2008.

Item 6.        Selected Financial Data

Intentionally omitted.  See the index page of this report for explanation.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes presented in Item 8 of this Annual Report on Form 10-K.  The information contained herein is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material impact on our future performance, as well as how certain accounting principles affect our consolidated financial statements.

We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not derive revenue from, or have assets located in foreign countries, nor do we derive revenues from any single customer that represents 10% or more of our total revenues.

Overview

Navistar Financial Corporation was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of Navistar, Inc., which is a wholly-owned subsidiary of Navistar International Corporation ("NIC").  As used herein, “us,” “we,” “our” or “NFC” refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.  NFC is a commercial financing organization that provides retail, wholesale and lease financing of products sold by Navistar, Inc. and its dealers within the United States.  NFC also finances wholesale accounts and selected retail accounts receivable of Navistar, Inc.   Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with Navistar, Inc.’s truck products.

Guarantees

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of October 31, 2007, we had numerous guarantees related to NIC's Mexican finance subsidiaries, Navistar Financial, S.A. de C.V. SOFOM E.N.R. (“NF”), Arrendadora Financiera Navistar, S.A. de C.V. SOFOM E.N.R. (“Arrendadora”) and Navistar Comercial S.A. de C.V.  In December 2007, Arrendadora merged with NF and the resulting entity is known as Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”).  As of October 31, 2007, our maximum exposure under these guarantees is the total amount of debt outstanding of $216.0 million. We have not recorded any liability related to these guarantees.

On April 29, 2005 and July 30, 2004, NFC, through its wholly-owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”), legally sold $417.7 million and $325.0 million, respectively, of retail note receivables to a bank conduit.  In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into interest rate swap agreements based on the anticipated cash flows from the receivables.  NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlements.  As of October 31, 2007, NFC has not been required to make any payment under the indemnification agreement.

INDEX

Contractual Obligations

The following table provides aggregate information about outstanding contractual obligations and other long-term liabilities as of October 31 and includes asset-backed debt payable solely out of collections on the securitized receivables transferred to those entities.  The asset backed debt is the legal obligation of the consolidated subsidiary whereby there is no recourse to NFC (in millions):

Due in Fiscal	2008	2009-2010	2011-2012	After 2012	Total
Senior borrowings (1)	$6.2	$1,522.7	$-	$-	$1,528.9
Secured borrowings(1)	44.3	339.0	547.6	1,809.3	2,740.2
Operating leases	1.3	2.0	1.4	2.6	7.3
Interest (2)	228.0	395.2	224.1	113.1	960.4
Total	$279.8	$2,258.9	$773.1	$1,925.0	$5,236.8
(1) Principal only
(2)  Amounts represent estimated contractual interest payments on outstanding debt.  Rates in effect as of October 31, 2007, are used for variable rate debt.

Portfolio Quality

During fiscal 2008, the slow down in the truck industry and the general economy was reflected in the gradual increase in delinquent accounts and repossessed assets.  The total amount of accounts past due in excess of 60 days peaked at 1.48% of the serviced portfolio, nearly double the historical norm.  As a result, charge-offs for the first six months of fiscal 2008 totaled $11.2 million compared to $4.5 million for the first six months of fiscal 2007.    A shift in operational focus during both the first and second quarters of 2008 returned this key statistic to normal levels by the end of April 2008.

Results from Operations

Results from operations for the last three fiscal years were as follows (in millions):

	2007	2006	2005
Financing revenue	$325.2	$289.4	$218.4
Operating lease revenue	23.9	29.3	39.6
Securitization income	73.2	73.3	74.5
Cost of borrowing	248.2	204.9	144.3
Credit, collection and administrative expenses	50.6	47.5	45.3
Provision for credit losses	19.6	8.4	5.7
Depreciation on operating leases	18.5	22.1	29.7
Income before taxes	105.4	127.2	123.4
Income tax expense	38.1	47.0	44.2
Net Income	67.3	80.2	79.2
Other Financial Data:
Return on average equity	15.5%	14.4%	16.8%

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts that are accounted for on-balance sheet.  Financing revenue in 2007 was 12.4% higher than 2006, resulting from increased portfolio rates and higher average portfolio balances, particularly in wholesale, despite lower originations.  Financing revenue in 2006 was 32.5% higher than 2005, reflecting higher interest rates being charged to customers and an increase in note and lease originations.

We also receive interest income from the Truck and Parts segments of Navistar, Inc. and corporate Navistar, Inc. directly relating to financing of wholesale notes, wholesale accounts, and retail accounts based upon contractual agreements. We receive interest income at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes.  Aggregate interest revenue from Navistar, Inc. was $118.5 million, $130.9 million and $89.6 million in the years ended October 31, 2007, 2006 and 2005, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest on the consolidated statements of income.

INDEX

NIC has significant ownership interest, or is primary beneficiary of variable interest entities (“VIEs”) related to certain Dealcor dealers at October 31, 2007 and 2006. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of income includes revenue from Dealcor dealers of $13.9 million, $10.4 million and $10.7 million for the years ended October 31, 2007, 2006 and 2005, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue and Wholesale notes interest on the consolidated statements of income.

Operating leases revenue decreased by 18.4% and 26.0% in 2007 and 2006, respectively. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better incentives, stronger used vehicle values, and better finance rates.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments to retained interests. Total Securitization income remained constant in 2007 after decreasing by 1.5% in 2006.  Fair value increases on retained interests were offset by lower servicing fees and excess spreads on a smaller average portfolio in 2007.   The marginal decrease in 2006 is a result of the payoff of TERFCO partially offset by an increase in wholesale activity.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2007 was 21.1% higher than 2006.  In 2007, wider debt spreads on higher LIBOR rates versus 2006 were partially offset by lower average debt balances.  Borrowing costs in 2006 were 42.0% greater than 2005, following the steady increase in interest rates experienced throughout 2006 that affected the rates charged on the debt we issued and slightly higher average funding needs. Our average interest rate on Senior and secured borrowings was 5.3%, 4.5%, and 3.7% in 2007, 2006 and 2005, respectively. The ratio of debt to equity was 15.9:1 and 8.0:1 as of October 31, 2007 and 2006, respectively.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased 6.5% from 2006 to 2007 as a result of an increase in headcount and fees driven by the audit and IT related projects partially offset by decreases in benefits and incentives related expenses.   Costs increased 4.9% from 2005 to 2006 as a result of increased headcount driven by the previously filed 2005 restatement, increased incentive accruals for 2006, and increased personal property tax provisions, partially offset by a relocation lease write-off from 2005 and a sales tax litigation settlement from the state of North Carolina.

Provision for credit losses on receivables totaled $19.6 million in 2007, an increase of $11.2 million from the $8.4 million recognized in 2006.  Provision for credit losses on receivables in 2006 was $2.7 million higher than 2005. The increase in 2007 over 2006 reflects the rise in impaired receivables, $4.3 million of higher charge-offs plus increasing economic deterioration in the marketplace.  The increase in 2006 over 2005 reflects an increase in the portfolio balances along with a slight increase in specific reserves for high-risk accounts.

At October 31, 2007, specific loss reserves totaled $3.1 million, an increase of $2.0 million over 2006.   As of fiscal year end, Navistar Financial had one high risk dealer account with a balance of $19.9 million or 70% of the impaired receivables not guaranteed by Navistar, Inc.  As of October 31, 2007, specific loss reserves of $2.2 million were established for this customer.

The allocation of the Allowance for losses by receivable type is as follows at October 31 (in millions):

	2007	2006
Retail Notes and Finance Leases	$23.5	$14.9
Accounts	0.4	0.4
Total	$23.9	$15.3

NFC evaluates its Allowance for losses based on a pool method by asset type: retail notes and finance leases, and wholesale accounts.  The finance receivables in these pools are considered to be relatively homogenous.

NFC’s estimate of the required allowance is based on applying an estimated loss percentage to the finance receivables.  The estimated loss percentage is based on historical average annual losses as a percent of average finance receivable balances and an estimate of annual losses for the following year as a percent of the average finance receivable balances.

INDEX

The current year estimate of losses is developed by reviewing past due balances, current repossession frequency, recovery percentages on recently repossessed vehicles and current economic conditions.  The qualitative conditions include, but are not limited to, diesel fuel price changes, freight tonnage and freight carrier profitability.

In addition, when NFC identifies significant customers at probable risk of default, it segregates those customers’ receivables from the pools and separately evaluates the estimated losses based on the market value of the collateral and specific terms of the receivable contracts.  NFC uses its experience in remarketing transportation equipment to estimate market values.

Depreciation on operating leases decreased by 16.2% and 25.6% in 2007 and 2006, respectively.  This trend reflects the shift from operating leases to a more attractive purchase financing environment for equipment users driven by better finance rates, incentives and stronger used vehicle values. Operating lease terminations decreased in 2007 to $45.6 million from $69.1 million and decreased in 2006 from $119.8 million in 2005.

Income tax expense includes federal and state income taxes. Our effective tax rate was 36.2% in 2007, as compared to 37.0% for 2006 and 35.8% for 2005.  The decrease in effective tax rate in 2007 compared to 2006 resulted primarily from a decrease in state income taxes.  The increase in the effective tax rate between 2006 and 2005 resulted from an increase in state income taxes.

Return on average equity increased in 2007 to 15.5%  from the 14.4% reported in 2006.  The increase was driven by the payment of $400.0 million in dividends paid which reduced average equity.  For 2006, no dividend payments were made; thus, the lower return on average equity was a result of a higher level of average equity in 2006.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $1.2 billion in fiscal 2007, $1.6 billion in fiscal 2006 and $1.6 billion in fiscal 2005.  NFC provided 11.9% of retail and lease financing for all new Navistar, Inc. trucks sold in the U.S. for the year ended October 31, 2007, compared to 12.1% at October 31, 2006 and 15.1% at October 31, 2005.  NFC experienced a slight decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

NFC provided 93.5% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers in fiscal 2007, 94.7% in 2006, and 96.2% in 2005. Wholesale note originations were $4.0 billion in fiscal 2007, $6.3 billion in fiscal 2006 and $5.3 billion in fiscal 2005.

Serviced wholesale notes balances, including the portion from affiliates, were $1.2 billion, $1.9 billion and $1.5 billion as of October 31, 2007, 2006 and 2005, respectively.  The 2007 decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.   The peak in 2006 reflects increased sales by Navistar, Inc. prior to more restrictive engine emission standards in 2007.

Funds Management

We have traditionally obtained the funds to provide financing to Navistar, Inc.'s dealers and retail customers from the financing of receivables in securitization transactions, short and long-term bank borrowings, and medium and senior debt.  Given our debt ratings and the overall quality of our receivables, the financing of receivables in securitizations has been the most economical source of funding.

INDEX

Credit Ratings

NFC’s credit ratings as of October 31, 2007, were as follows:
	Fitch	Standard and Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of October 31, 2007	Negative	Negative

In July 2006, Moody’s withdrew its credit rating for both NIC and NFC.  Standard & Poor’s removed the credit watch with negative implications for both NIC and NFC in February 2008 with the outlook remaining negative.

Funding Trends

Since August 2007, we have experienced a reduction in market liquidity and an increase in borrowing costs.  Both are a result of the financial market correction partially precipitated by the “sub-prime” mortgage lending market.  Our borrowing cost increased 120 to 150 basis points above those in prior years.  The level of liquidity has caused us to decrease the size and increase the frequency of our retail securitizations. Instead of two or three transactions each in the $500.0 to $750.0 million range, we expect to have three to five transactions each in the $250.0 to $275.0 million range per year.

The large and rapid reductions in interest rates by the Federal Reserve during the first half of fiscal 2008 have reduced our earnings in several ways.  First we have experienced a large increase in refinancing requests or actual payoffs by customers which will reduce income for the balance of the year.  Secondly, the required mark to market of the swaps associated with the secured borrowings resulted in unfavorable non-cash adjustments of approximately $38.0 million in our consolidated statements of income through the first half of fiscal 2008. These swaps do not qualify for hedge accounting under SFAS No. 133, thus the non-cash adjustment is a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.  Also contributing to the loss was an increase in Provision for credit losses relating to an increase in charge-offs to $11.2 million for the first six months of fiscal 2008.

Funding Facilities

We finance receivables through securitizations utilizing the asset-backed public market and private placement sales. NFC, through these securitizations, despite a rising rate market, has been able to fund its operating needs at rates which are more economical than those available to NFC in the public unsecured bond market. We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC transfers a pool of finance receivables to a special purpose entity (“SPE”).  The SPE then transfers the receivables to a bankruptcy remote, legally isolated entity, generally a trust, in exchange for proceeds generated when the trust issues interest bearing securities.  The securities issued by the trust are secured by future collections on the receivables sold to the trust. These transactions are considered sales from a legal standpoint but are subject to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the assets being financed.   Navistar Financial Securities Corporation (“NFSC”) finances wholesale notes, NFRRC finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation (“TRAC”) finances retail accounts.  NFC uses Truck Retail Instalment Paper Corporation (“TRIP”) to temporarily fund retail notes and retail finance leases.

We securitized $824.5 million and $1.6 billion of retail notes and finance leases during fiscal 2007 and 2006 respectively, through on-balance sheet securitization arrangements.    As a general rule, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt based upon a contractual amortization schedule.  Our shelf registration expired March 31, 2006, without any further issuances pursuant to it since October 31, 2005.

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $1.1 billion of wholesale notes and $0.1 billion of marketable securities as of October 31, 2007, and $1.7 billion of wholesale notes as of October 31, 2006

INDEX

Components of available wholesale note funding certificates as of October 31 were as follows (in millions):

	Maturity	2007	2006
Investor certificate	July 2008	$200.0	$200.0
Investor certificate	February 2010	212.0	212.0
Investor certificate	May 2007	-	212.0
Variable funding certificate	November 2008	800.0	800.0

	Total	$1,212.0	$1,424.0

The utilized portion of the variable funding certificate (“VFC”) was $570.0 million and $800.0 million as of October 31, 2007 and 2006, respectively.   NFSC had a subordinated interest in the facility of $200.4 million as of October 31, 2007 and $293.5 million as of October 31, 2006.

TRAC has financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, which expires on August 8, 2008.  As of October 31, 2007 and 2006, the utilized portion of this facility was $60.3 million and $100.0 million, respectively.  TRAC had a subordinated interest in the facility of $118.7 million as of October 31, 2007 and $413.3 million as of October 31, 2006.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500.0 million revolving facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2007 and 2006 NFC had $443.4 and $147.7 million, respectively, in retail notes and finance leases in TRIP.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During fiscal 2007, ITLC received proceeds of $64.0 million in the form of on-balance sheet collateralized borrowings. As of October 31, 2007, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $124.7 million.

The bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, a term loan of $620.0 million and a revolving bank loan of $800.0 million.   The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries.

Availability under the revolver portion of the Agreement as of October 31 was as follows (in millions):

	2007	2006
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(419.0)	(668.0)
Mexican sub-revolver loan utilized	(100.0)	(81.0)
Total availability	$281.0	$51.0

On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component from $400.0 million to $620.0 million.  The remaining term loan principal outstanding at October 31, 2007, will be made via $6.2 million in each of fiscal 2008 and 2009, and $597.5 million in fiscal 2010.  This amendment increased the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007 and from 6:1 to 6.5:1 for the period from November 1, 2007, through April 30, 2008.  After April 30, 2008, the ratio returns to 6:1 for all periods thereafter.

INDEX

Certain affirmative covenants under the Agreement require that NFC and NIC file the Annual Report on Form 10-K for the fiscal year end on or before the due date outlined in the filing requirements of Section 13 and 15 of the Exchange Act of 1934, as amended, with respect to Annual Reports on Form 10-K.  On January 17, 2006, NFC received a waiver, valid through May 31, 2006, of the existing or potential future defaults under the Agreement for failure to provide financial statements to the lenders.  This waiver permitted NFC to incur additional borrowings under the Agreement through May 31, 2006, provided no other un-waived defaults occurred.  On March 2, 2006, NFC received a Second Waiver and Consent, which extended the January 17, 2006 waiver covering the failure to file the 2005 Annual Reports on Form 10-K with the SEC, and further waived a default, if any, created by the right of the holders of our senior debt to accelerate payment of such debt because of the late filing of required SEC reports.  In November 2006, NFC received a Third Waiver and Consent, which extended through October 31, 2007, the previous waivers with respect to the 2005 Form 10-K and expanded the previous waivers to include any default or event of default that would result solely from NFC and NIC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their 2006 Annual Reports on Form 10-K and their quarterly reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.  On October 23, 2007, NFC entered into a Second Amendment to the Agreement and received a Fourth Waiver.  This waiver extended through December 31, 2007, and expanded the First, Second and Third waivers discussed above.  The Amendment increased the interest rate on certain loans under the Agreement by 0.25%, until the Fourth waiver terminates.  In December 2007, NFC entered into a Fifth waiver to the Agreement expanding the scope of certain reporting default conditions to include the Form 10-K for fiscal 2007 and the Forms 10-Q for fiscal 2008.   This waiver expires at the earlier of November 30, 2008, or the date on which NFC and NIC each shall have filed timely a report on Form 10-K or Form 10-Q with the SEC.  The Fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

Several publicly funded retail and wholesale securitizations transactions, including TRIP, have similar covenants to the private transaction which requires us to provide financial statements.   If the investors substantiate that our failure to provide financial statements is material, we could be replaced as servicer resulting in the loss of a portion of servicing revenue of approximately $12.0 million annually.  We are in regular contact with the trustees on the public deals and do not believe the investors will attempt to substantiate that the lack of the servicer report reported on by our independent accountants or our delayed filing of the Form 10-K constitutes a material impact on them.  We are not aware of any investor attempting to make such a claim since our first announcement of the delay in January 2006. We do not believe loss of servicing or accelerated amortization would have a material impact on us. Similar to the waivers obtained on the Agreement, we have obtained waivers for the private retail transactions and the private portion of the wholesale note transaction. These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008, or the date on which NFC and NIC each shall have filed timely a Report on Form 10-K or Form 10-Q with the SEC.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepared our consolidated financial statements.  Our significant accounting policies are discussed in Note 1, Summary of Accounting Policies, to our accompanying consolidated financial statements. We believe that the following policies are the most critical in fully understanding and evaluating our reported results as they require us to make difficult, subjective and complex judgments.  In determining whether an estimate is critical we consider if:

• the nature of the estimates or assumptions contains levels of subjectivity and judgment necessary to account  for highly uncertain matters or the susceptibility of such matters to change; and
• the impact of the estimates and assumptions on financial condition or operating performance is material.

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

We exercise significant judgment about the timing, frequency and severity of losses and the impact of general economic conditions and current delinquency and repossession frequency. We evaluate the adequacy of the allowance for losses considering several risk factors for each type of receivable.  For retail notes, finance leases and retail accounts, the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their lane of service, how extensively our customers use independent operators and the number and profitability of owner operators. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations, financial condition or cash flows.

If we were to adjust the estimated weighted average loss rate of 0.65% using the upper and lower limit of estimated weighted average loss percentages used by the company from 2002 through 2007, the required allowance at October 31, 2007 would increase from $23.9 million to $24.7 million, and decrease to $13.7 million, respectively.

Amounts Due from Sales of Receivables (Including Fair Value Calculations)
Some of our securitization transactions qualify as sales under SFAS No. 140. Gains or losses on sales of receivables are credited or charged to securitization income in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value. The accretion of the discount related to the retained interests is recognized on an effective yield basis.

We estimate i) the payment speed for the receivables sold, ii) the discount rate used to determine the present value of future cash flows, and iii) the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates are made for each securitization transaction which are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors.  These assumptions also impact the estimate of the fair value of the retained interests which is calculated monthly with changes in fair value included in the consolidated statements of income.

The primary assumption used to estimate retained interests in sold receivables is the discount rate. An immediate adverse change in the discount rate used to estimate retained interests of 10% as of October 31, 2007, would result in a decrease in pre-tax income of $2.4 million for the year ended October 31, 2007.

Net Investment in Operating Leases
We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements. These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to its estimated residual value at the end of the lease term.

The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values.  Realization of the residual values is dependent on our ability to market the vehicles in the future under the prevailing future conditions. We review residual values periodically to determine that recorded amounts are appropriate and the equipment on operating lease assets has not been impaired.

Our estimated residual values impact the timing and amount of depreciation expense. An adverse change in the aggregate estimated residual value of equipment under operating leases of 5% as of October 31, 2007 would result in a cumulative decrease in pre-tax income of $2.7 million over the useful life of the equipment.

Pension and Other Postretirement Benefits
We provide pension and postretirement benefits to a substantial portion of our employees. Accounting for these benefits requires the use of our estimates and assumptions as well as third party actuarial data.
The primary assumptions include factors such as discount rates, healthcare cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates and other factors.
As of October 31, 2007, an increase in the discount rate of 1.0%, assuming inflation remains unchanged, would result in a decrease of $5.9 million in the pension obligations and would have no significant impact on the net periodic benefit cost. A decrease of 1.0% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $2.1 million and an increase of $0.1 million in the net periodic benefit cost.   The calculation of the expected return on plan assets is described in Note 9, Postretirement Benefits, to the accompanying consolidated financial statements. The expected return on assets was 9.0% for 2007, 2006 and 2005. The expected   return  on  assets  is  a  long-term  assumption whose accuracy  can  only  be measured  over a long  time period based upon past experience.

Income Taxes
We account for income taxes using the asset and liability method. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income. Changes in estimates of future taxable income could affect future evaluations.  Income tax expense is computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of deferred tax assets.

Contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities; an accrual is recorded when we believe it is probable that a liability has been incurred for taxes and related interest and penalties, if any. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting.

The ultimate recovery of certain of our deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered.  A high degree of judgment is required to determine if and the extent that valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2007, and October 31, 2006 aggregating ($1.0) and ($0.8) million, respectively, for state deferred tax assets based upon our current assessment of factors described above.

Contingent tax liabilities are based upon our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based upon recent updates in tax laws and regulations including recent judicial rulings. As of October 31, 2007 and 2006, we recorded a contingent tax liability of $7.9 million and $6.7 million, respectively.

Although we believe that our approach to estimates and judgments as discussed herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income tax expense that could be material.

INDEX

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 will not have an impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations, this Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.  Adoption of SFAS No. 141(Revised) will not have an impact on our consolidated financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   SFAS No. 158 requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an off-setting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. SFAS No. 158 requires prospective application, recognition and disclosure. We adopted the provisions of SFAS No. 158 in fiscal 2007.  See Note 9, Postretirement Benefits, for a summary of the impact of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009 and for interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our consolidated financial condition, results of operations or cash flows.

INDEX

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The Statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006, our fiscal 2007, and it did not have any effect on our consolidated financial condition, results of operations or cash flows because we have no servicing assets or liabilities.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 applies to all voluntary changes in accounting principle, and it applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that we report such a change as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We adopted this Statement in fiscal 2007 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN No. 48 effective November 1, 2007, and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment. SAB No. 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SAB No. 110 is effective January 1, 2008 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In November 2007, the Staff of the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides guidance on the consideration of expected net future cash flows related to the servicing of written loan commitments that are accounted for at fair value. SAB No. 109 is effective for the first fiscal quarter beginning after December 15, 2007. We adopted SAB No. 109 as of February 1, 2008, and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the Staff of the SEC issued SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of October 31, 2007 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements do not apply to our operations or will not have a material impact on our consolidated financial condition, results of operations or cash flows.

INDEX

2007 Quarterly Results

Certain selected quarterly financial information for 2007 and 2006 include the following:

•	Consolidated statements of income for the quarters ended January31, April 30, July 31, and October 31.
•	Consolidated statements of financial condition as of January 31, April 30, and July 31.
•	Consolidated comparison of business results for the quarters ended January 31, April 30, July 31, and October 31.

Consolidated Statements of Income

	For the Three Months Ended
Millions of dollars

	January 31,		April 30,
	2007	2006	2007	2006
Revenues
Retail notes and finance leases revenue	$65.6	$56.9	$65.9	$58.9
Operating leases revenue	6.1	8.0	6.2	7.6
Wholesale notes interest	9.8	3.4	7.8	4.8
Retail and wholesale accounts interest	6.4	5.2	9.9	6.3
Securitization income	28.4	14.5	14.3	15.4
Other revenues	7.1	5.1	9.2	7.5
Total revenues	123.4	93.1	113.3	100.5

Expenses
Cost of borrowing:
Interest expense	58.7	39.1	59.2	48.2
Other	2.2	2.0	2.5	2.7
Credit, collections and administrative	11.5	11.6	13.1	12.3
Provision for credit losses	0.6	2.0	4.1	1.6
Depreciation on operating leases	4.9	6.1	4.6	5.9
Derivative expense (income)	(6.0)	0.6	6.2	(1.6)
Other expenses	(0.3)	-	0.2	0.2
Total expenses	71.6	61.4	89.9	69.3

Income before taxes	51.8	31.7	23.4	31.2
Income tax expense	18.7	11.7	8.5	11.6
Net income	$33.1	$20.0	$14.9	$19.6

INDEX

Consolidated Statements of Income

	For the Three Months Ended
Millions of dollars

	July 31,		October 31,
	2007	2006	2007	2006
Revenues
Retail notes and finance leases revenue	$66.5	$62.6	$64.4	$64.9
Operating leases revenue	5.9	7.0	5.7	6.7
Wholesale notes interest	6.8	6.8	3.7	8.7
Retail and wholesale accounts interest	9.9	5.7	8.5	5.1
Securitization income	19.3	23.1	11.2	20.3
Other revenues	7.7	6.1	7.1	7.2
Total revenues	116.1	111.3	100.6	112.9

Expenses
Cost of borrowing:
Interest expense	60.4	52.2	59.7	55.1
Other	2.9	2.6	2.6	3.0
Credit, collections and administrative	13.5	10.3	12.5	13.3
Provision for credit losses	3.6	2.1	11.3	2.7
Depreciation on operating leases	4.4	5.3	4.6	4.8
Derivative expense (income)	(1.9)	(0.7)	10.6	8.3
Other expenses	0.5	-	1.8	0.9
Total expenses	83.4	71.8	103.1	88.1

Income/(loss) before taxes	32.7	39.5	(2.5)	24.8
Income tax expense/(benefit)	11.8	14.6	(0.9)	9.1
Net income/(loss)	$20.9	$24.9	$(1.6)	$15.7

INDEX

Consolidated Statements of Financial Condition

	As of
Millions of dollars

	January 31,		April 30,		July 31,
	2007	2006	2007	2006	2007	2006

ASSETS

Cash and cash equivalents	$12.9	$18.9	$24.8	$63.6	$14.4	$60.3

Finance receivables:
Finance receivables, net of unearned income	3,807.5	3,491.1	3,826.8	3,679.9	3,582.2	3,678.2
Finance receivables from affiliates	262.4	176.7	261.8	175.9	241.3	186.7
Allowance for losses	(15.7)	(14.2)	(15.5)	(14.5)	(15.8)	(14.7)
Finance receivables, net	4,054.2	3,653.6	4,073.1	3,841.3	3,807.7	3,850.2

Amounts due from sales of receivables	352.9	343.6	352.7	652.3	290.3	473.9
Net accounts due from affiliates	80.2	7.9	36.3	17.0	28.1	10.9
Net investment in operating leases	87.5	104.5	81.5	95.3	76.6	89.4
Vehicle inventory	9.1	9.2	15.0	8.2	15.1	8.8
Restricted cash and cash equivalents	360.4	455.4	480.0	609.0	592.5	330.7
Other assets	56.7	51.3	59.0	53.6	58.7	56.0
Total assets	$5,013.9	$4,644.4	$5,122.4	$5,340.3	$4,883.4	$4,880.2

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$4,216.1	$3,955.9	$4,464.1	$4,608.9	$4,315.9	$4,140.4
Other liabilities	165.4	153.7	185.9	175.0	174.2	156.5
Total liabilities	4,381.5	4,109.6	4,650.0	4,783.9	4,490.1	4,296.9

Shareowner’s equity
Capital stock	1.6	1.6	1.6	1.6	1.6	1.6
Paid-in capital	139.6	139.6	139.6	139.6	139.6	139.6
Retained earnings	492.9	399.6	332.8	419.2	253.7	444.1
Accumulated other comprehensive loss	(1.7)	(6.0)	(1.6)	(4.0)	(1.6)	(2.0)
Total shareowner’s equity	632.4	534.8	472.4	556.4	393.3	583.3
Total liabilities and shareowner’s equity	$5,013.9	$4,644.4	$5,122.4	$5,340.3	$4,883.4	$4,880.2

INDEX

Consolidated Comparison of Business Results

Quarter Ended January 31, 2007

For the quarter ended January 31, 2007, net finance receivables equaled $4.1 billion, an increase of 1.5% over October 31, 2006. Net average retail notes and leases increased a modest 1.0% over the fourth quarter of 2006. Retail receivable originations for the quarter equaled $412.3 million on a gross finance market share of 11.3% compared to $493.7 million in receivable originations on a gross finance market share of 10.1% in the fourth quarter of 2006. Finance market share increased as a result of an increase in Navistar, Inc. direct sales to customers requiring NFC financing. The average Net investment in operating leases balance decreased 1.1% compared to the fourth quarter of 2006. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better incentives, stronger used vehicle values, and better finance rates. The average Wholesale notes balance increased 6.8% over the fourth quarter of 2006. Wholesale note acquisitions were $1.3 billion with ending serviced wholesale note balances at $1.8 billion compared to $2.0 billion and $2.0 billion respectively during the fourth quarter of 2006. Serviced wholesale balances are beginning to decline from a record $2.0 billion in November as units purchased as part of the January 1, 2007 pre-buy engine emission compliant vehicle buildup experienced at the end of calendar 2006 paid off. The average Accounts balance increased 27.5% over the fourth quarter of 2006. This difference was primarily attributable to the addition of export accounts not previously financed by NFC and increased activity on the Ford engine accounts.

Amounts due from sales of receivables decreased 50.1% in the first quarter of 2007 compared to the fourth quarter of 2006. The decrease was primarily a result of the decrease in receivables sold into TRAC and NFSC as excess collateral. Restricted cash and cash equivalents decreased by 44.6% compared to the fourth quarter of 2006, mainly as a result of increased usage in the TRIP funding facility causing a decrease in marketable securities required by the facility.

As of January 31, Allowance for losses increased by $0.4 million over the fourth quarter of 2006. The increase is largely a result of increases in specific reserves for retail customers of $0.5 million. For the first quarter, portfolio quality statistics were as follows: the retail 3 month rolling past dues over 60 days were 0.34% compared to 0.34% in the first quarter of 2006. Repossessions acquired as a percentage of average gross balances were 0.84%  compared to 0.72% while the 3 month rolling losses to liquidations were 0.34% compared to 0.65%, all compared to the first quarter of 2006. During the quarter, wholesale 3 month rolling past dues over 60 days were 0.32% compared to 0.20% in the first quarter of 2006 while 12 month rolling losses to liquidations were insignificant in both the first quarters of 2007 and 2006.

Senior and secured borrowings decreased 11.7% from the fourth quarter of 2006 as a result of decreased funding needs and payments of secured borrowings during the normal course of business. As of quarter end, there was $2.9 billion in secured borrowings, a decrease of $298.1 million compared to the fourth quarter of 2006. In addition, the revolver balance decreased by $261.5 million as a result of a decrease in overall financing needs compared to the fourth quarter of 2006.

For the quarter ended January 31, 2007, NFC recorded total revenues 32.5% higher than the quarter ended January 31, 2006. Retail notes and finance leases revenue for the quarter was 15.3% higher than the first quarter of 2006. The increase results from an increase in retail receivables coupled with a rising interest rate environment. Retail notes and finance leases revenue constitutes the largest component of NFC’s revenues. Operating leases revenue net of Depreciation on operating leases decreased $0.7 million compared to the first quarter of 2006 resulting from the decreasing trend in operating lease balances.  Wholesale notes interest for the first quarter was $6.4 million higher compared to the first quarter of 2006. The increase was primarily a result of higher interest rates together with higher average balances. Securitization income for the first quarter increased $13.9 million compared to the first quarter of 2006 as a result of an increase in the fair value of retained interests coupled with increased wholesale note and retail account activity causing an increase in excess spread.

For the quarter ended January 31, 2007, NFC recorded total expenses 16.6% higher than the quarter ended January 31, 2006. Costs of borrowing for the quarter were 48.2% higher than the first quarter of 2006. The increase is primarily driven by rising interest rates and an increase in Senior and secured borrowings. Total costs of borrowing represent approximately 49.4% of total revenues in the first quarter of 2007 compared to 44.1% in the first quarter of 2006. For the quarter, the average interest rate on Senior and secured borrowings was 5.2% compared to 4.0% in the first quarter of 2006. Provision for credit losses in the first quarter decreased $1.4 million compared to the first quarter of 2006 largely as a result of lower actual loss experience.  Derivative expense for the quarter was $6.6 million lower than the first quarter of 2006, primarily as a result of increasing swap fair values as forward curves increased. During the quarter, NFC entered into $400.0 million of interest rate swaps in order to lock in our margin on a pool of receivables that was securitized in the second quarter. These swaps were terminated when the deal was completed in the second quarter.

INDEX

NFC recorded Income before taxes of $51.8 million and net income of $33.1 million for the first quarter,  63.4% higher, and 65.4% higher, respectively, than the first quarter of 2006.  The effective tax rate for the quarter was 36.2% compared to 36.9% in the first quarter of 2006.

Quarter Ended April 30, 2007

For the quarter ended April 30, 2007, net finance receivables for the quarter equaled $4.1 billion, an increase of 2.0% over October 31, 2006. Net average retail notes and leases increased a modest 0.7% over the fourth quarter of 2006. Retail receivable originations for the quarter equaled $360.1 million on a gross finance market share of 12.4% compared to $493.7 million in receivable originations on a gross finance market share of 10.1% in the fourth quarter of 2006. Finance market share increased as a result of an increase in Navistar, Inc. direct sales to customers requiring NFC financing. The average Net investment in operating leases balance decreased 4.8% compared to the fourth quarter of 2006. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better incentives, stronger used vehicle values, and better finance rates. The average Wholesale notes balance decreased 2.2% compared to the fourth quarter of 2006. Wholesale acquisitions were $981.8 million with ending serviced wholesale balances at $1.7 billion compared to $2.0 billion and $2.0 billion respectively during the fourth quarter of 2006. Serviced wholesale balances continue to decline as a result of the pre-buy engine emission compliant vehicle buildup experienced at the end of 2006, the payoff of those units, and declining industry forecasts. The average Accounts balance increased 66.9% over the fourth quarter of 2006. This difference was primarily attributable to the addition of export accounts not previously financed by NFC and increased activity on the Ford engine accounts.

Amounts due from sales of receivables decreased 50.1% in the second quarter of 2007 compared to the fourth quarter of 2006. The decrease was primarily a result of the decrease in receivables sold into TRAC and NFSC as excess collateral. Restricted cash and cash equivalents decreased by 26.3% compared to the fourth quarter of 2006, mainly as a result of increased usage in the TRIP funding facility causing a decrease in marketable securities required by the facility.

As of April 30, Allowance for losses increased by $0.2 million over the fourth quarter of 2006. The increase is largely a result of increases in specific reserves for retail customers of $0.3 million. For the second quarter, portfolio quality statistics were as follows: the retail 3 month rolling past dues over 60 days were 0.49% compared to 0.30% in the second quarter of 2006. Repossessions acquired as a percentage of average gross balances were 1.24%  compared to 0.72% while the 3 month rolling losses to liquidations were 1.06% compared to 0.79%, all compared to the second quarter of 2006. During the quarter, wholesale 3 month rolling past dues over 60 days were 0.21% compared to 0.22% in the second quarter of 2006 while 12 month rolling losses to liquidations were insignificant in both the second quarters of 2007 and 2006.

Senior and secured borrowings decreased 6.5% from the fourth quarter of 2006 as a result of decreased funding requirements and payments of secured borrowings during the normal course of business. As of quarter end, there was $3.0 billion in secured borrowings, a decrease of $190.6 million compared to the fourth quarter of 2006. In addition, the revolver balance decreased by $121.0 million as a result of a decrease in overall financing needs compared to the fourth quarter of 2006. NFC securitized $461.8 million of retail receivables while issuing $431.8 million in secured borrowings during the second quarter. Furthermore, NFC borrowed an additional $220.0 million under the Tranche A Term Loan portion of the revolver. Proceeds from this borrowing were used to pay a dividend to our parent in the amount of $175.0 million.

For the quarter ended April 30, 2007, NFC recorded total revenues 12.7% higher than the quarter ended April 30, 2006. Retail notes and finance leases revenue for the quarter was 11.9% higher than the second quarter of 2006. The increase results from an increase in retail receivables coupled with higher interest rates. Retail notes and finance leases revenue constitutes the largest component of NFC’s revenues. Operating leases revenue net of Depreciation on operating leases decreased $0.2 million compared to the second quarter of 2006 resulting from the decreasing trend in operating lease balances.  Wholesale notes interest for the second quarter was $3.0 million higher compared to the second quarter of 2006. The increase was primarily a result of higher interest rates together with higher average balances. Retail and wholesale accounts interest for the second quarter was $3.6 million higher compared to the second quarter of 2006. The increase was primarily a result of higher interest rates plus higher receivable balances on account of increased engine activity. Securitization income for the second quarter decreased $1.1 million compared to the second quarter of 2006 as a result of a decrease in the fair value of retained interests coupled with decreased wholesale note and retail account activity causing a decrease in excess spread.

INDEX

For the quarter ended April 30, 2007, NFC recorded total expenses 29.7% higher than the quarter ended April 30, 2006. Costs of borrowing for the quarter were 21.2% higher than the second quarter of 2006. The increase is primarily driven by increased interest rates and wider credit spreads. Total costs of borrowing represent approximately 54.5% of total revenues in the second quarter of 2007 compared to 50.6% in the second quarter of 2006. For the quarter, the average interest rate on Senior and secured borrowings was 5.5% compared to 4.5% in the second quarter of 2006. Provision for credit losses in the second quarter increased $2.5 million compared to the second quarter of 2006 largely as a result of increased actual loss experience. Derivative expense for the quarter was $7.8 million higher than the second quarter of 2006, primarily as a result of swaps related to a new retail securitization transaction in 2007. Also during the quarter, NFC entered into $325.0 million of interest rate swaps in order to lock in our margin on a pool of receivables that was securitized in the third quarter. These swaps were terminated when the deal was completed in the third quarter.

NFC recorded Income before taxes of $23.4 million and net income of $14.9 million for the second quarter, 25.0% lower, and 24.0% lower, respectively, than the second quarter of 2006.  The effective tax rate for the quarter was 36.2% compared to 37.2% in the second quarter of 2006.

Quarter Ended July 31, 2007

For the quarter ended July 31, 2007, net finance receivables for the quarter equaled $3.8 billion, a decrease of 4.7% versus October 31, 2006. Net average retail notes and leases decreased a modest 0.7% compared to the fourth quarter of 2006. Retail receivable originations for the quarter equaled $321.4 million on a gross finance market share of 13.5% compared to $493.7 million in receivable originations on a gross finance market share of 10.1% in the fourth quarter of 2006. Finance market share increased as a result of an increase in Navistar, Inc. direct sales to customers requiring NFC financing. The average Net investment in operating leases balance decreased 10.9% compared to the fourth quarter of 2006. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better incentives, stronger used vehicle values, and better finance rates. The average Wholesale notes balance decreased 25.8% compared to the fourth quarter of 2006. Wholesale acquisitions were $853.1 million with ending serviced wholesale balances at $1.4 billion compared to $2.0 billion and $2.0 billion respectively during the fourth quarter of 2006. Serviced wholesale balances continue to decline as a result of the pre-buy engine emission compliant vehicle buildup experienced at the end of 2006, the payoff of those units, and declining industry forecasts. The average Accounts balance increased 58.8% over the fourth quarter of 2006. This difference was primarily attributable to the addition of export accounts not previously financed by NFC and increased activity on the Ford engine accounts.

Amounts due from sales of receivables decreased 58.9% in the third quarter of 2007 compared to the fourth quarter of 2006. The decrease was primarily a result of the decrease in receivables sold into TRAC and NFSC as excess collateral.  Restricted cash and cash equivalents decreased by 9.0% compared to the fourth quarter of 2006 as a result of increased usage in the TRIP funding facility causing decreased marketable securities required in the facility.

As of July 31, Allowance for losses increased by $0.5 million over the fourth quarter of 2006. The increase is largely a result of increases in specific reserves for a wholesale customer of $0.8 million partially offset by declining receivable balances. For the third quarter, portfolio quality statistics were as follows: the retail 3 month rolling past dues over 60 days were 0.43% compared to 0.24% in the third quarter of 2006. Repossessions acquired as a percentage of average gross balances were 1.24%  compared to 0.72% while the 3 month rolling losses to liquidations were 0.83% compared to 0.54%, all compared to the third quarter of 2006. During the quarter, wholesale 3 month rolling past dues over 60 days were 0.39% compared to 0.22% in the third quarter of 2006 while 12 month rolling losses to liquidations were insignificant in both the third quarters of 2007 and 2006.  The deterioration in asset quality ratios during the quarter related to the over capacity within the trucking industry as a result of the January 1, 2007 pre-buy of engine emission compliant vehicles along with the general economic deterioration in the marketplace.

Senior and secured borrowings decreased 9.6% from the fourth quarter of 2006 as a result of decreased funding requirements and payments of secured borrowings during the normal course of business. As of  quarter end, there was $3.0 billion in secured borrowings, a decrease of $175.3 million compared to the fourth quarter of 2006. In addition, the revolver balance decreased by $284.6 million as a result of a decrease in overall financing needs compared to the fourth quarter of 2006. NFC securitized $420.0 million of retail receivables while issuing $392.7 million in secured borrowings during the third quarter. Dividends paid to our parent during the quarter totaled $100.0 million.

INDEX

For the quarter ended July 31, 2007, NFC recorded total revenues 4.3% higher than the quarter ended July 31, 2006. Retail notes and finance leases revenue for the quarter was 6.2% higher than the third quarter of 2006. The increase results from an increase in retail receivables coupled with higher interest rates. Retail notes and finance leases revenue constitutes the largest component of NFC’s revenues. Operating leases revenue net of Depreciation on operating leases decreased $0.2 million compared to the third quarter of 2006 resulting from the decreasing trend in operating lease balances. Retail and wholesale accounts interest for the third quarter was $4.2 million higher compared to the third quarter of 2006. The increase was primarily a result of higher interest rates plus higher receivable balances on account related to increased engine activity. Securitization income for the third quarter decreased $3.8 million compared to the third quarter of 2006 as a result of a decrease in the fair value of retained interests coupled with decreased wholesale note and retail account activity causing a decrease in excess spread.

For the quarter ended July 31, 2007, NFC recorded total expenses 16.2% higher than the quarter ended July 31, 2006. Costs of borrowing for the quarter were 15.5% higher than the third quarter of 2006. The increase is primarily driven by rising interest rates. Total costs of borrowing represent approximately 54.5% of total revenues in the third quarter of 2007 compared to 49.2% in the third quarter of 2006. For the quarter, the average interest rate on Senior and secured borrowings was 5.5% compared to 4.8% in the third quarter of 2006. Credit, collections and administrative expenses were 31.1% higher than the third quarter of 2006 as a result of employee and consultant costs relating to the audit and certain IT projects. Provision for credit losses in the third quarter increased $1.5 million compared to the third quarter of 2006 as a result of increased actual loss experience. Also during the quarter, NFC entered into $100.0 million of interest rate swaps in order to lock in our margin on a pool of receivables that was securitized in the first quarter of 2008. These swaps were terminated when the deal was completed in the first quarter of 2008.

NFC recorded Income before taxes of $32.7 million and net income of $20.9 million for the third quarter, 17.2% lower, and 16.1% lower, respectively, than the third quarter of 2006.  The effective tax rate for the quarter was 36.2% compared to 37.0% in the third quarter of 2006.

Quarter Ended October 31, 2007

For the quarter ended October 31, 2007, net finance receivables for the quarter equaled $3.7 billion, a decrease of 6.3% versus October 31, 2006. Net average retail notes and leases decreased 3.1% compared to the fourth quarter of 2006. Retail receivable originations for the quarter equaled $310.3 million on a gross finance market share of 10.7% compared to $493.7 million in receivable originations on a gross finance market share of 10.1% in the fourth quarter of 2006. Finance market share increased slightly as a result of an increase in Navistar, Inc. direct sales to customers requiring NFC financing. The average Net investment in operating leases balance decreased 12.7% compared to the fourth quarter of 2006. This trend reflects the shift to a more attractive purchase financing environment for equipment users driven by better incentives, stronger used vehicle values, and better finance rates. The average Wholesale notes balance decreased 52.5% compared to the fourth quarter of 2006. Wholesale acquisitions were $897.4 million with ending serviced wholesale balances at $1.2 billion compared to $2.0 billion and $2.0 billion respectively during the fourth quarter of 2006. Serviced wholesale balances continue to decline as a result of the pre-buy engine emission compliant vehicle buildup experienced at the end of 2006, the payoff of those units, and declining industry forecasts. The average Accounts balance increased 51.2% compared to the fourth quarter of 2006. This difference was primarily attributable to the addition of export accounts not previously financed by NFC and increased activity on the Ford engine accounts.

Amounts due from sales of receivables decreased 54.9% in the fourth quarter of 2007 over 2006. The decrease was primarily a result of the decrease in receivables sold into TRAC and NFSC as excess collateral. Restricted cash and cash equivalents decreased by 43.1% compared to the fourth quarter 2006, as a result of increased usage in the TRIP funding facility causing decreased marketable securities required in the facility. During the fourth quarter, NFC provided a working capital loan to Mexican finance subsidiaries NF and Arrendadora. At October 31, 2007, the unpaid principal on the loan was $60.0 million.

As of October 31, Allowance for losses increased by $8.6 million over the fourth quarter of 2006. The increase reflects the rise in impaired receivables plus increasing economic deterioration in the marketplace and an increase in specific reserves of $2.0 million.  For the fourth quarter, portfolio quality statistics were as follows: the retail 3 month rolling past dues over 60 days were 0.59% compared to 0.34% in the fourth quarter of 2006. Repossessions acquired as a percentage of average gross balances were 1.52%  compared to 0.72% while the 3 month rolling losses to liquidations were 1.94% compared to 0.54%, all compared to the fourth quarter of 2006. During the quarter, wholesale 3 month rolling past dues over 60 days were 0.75% compared to 0.23% in the fourth quarter of 2006 while 12 month rolling losses to liquidations were insignificant in both the fourth quarters of 2007 and 2006.

INDEX

Senior and secured borrowings decreased 10.6% as a result of decreased funding requirements and payments of secured borrowings during the normal course of business. As of quarter end, there was $2.7 billion in secured borrowings, a decrease of $472.5 million compared to the fourth quarter of 2006. In addition, the revolver balance decreased by $34.1 million as a result of a decrease in overall financing needs compared to the fourth quarter of 2006. Dividends paid to our parent during the quarter amounted to $125.0 million, totaling $400.0 million for the year.

For the quarter ended October 31, 2007, NFC recorded total revenues 10.9% lower than the quarter ended October 31, 2006. Retail notes and finance leases revenue for the quarter was 0.8% lower than the fourth quarter of 2006. The decrease results from a decrease in average retail receivables balances. Retail notes and finance leases revenue constitute the largest component of NFC’s revenues. Operating leases revenue net of Depreciation on operating leases decreased $0.8 million compared to the fourth quarter of 2006 resulting from the decreasing trend in operating lease balances.  Wholesale notes interest for the quarter was $5.0 million lower than the fourth quarter of 2006, resulting from lower owned balances in 2007 along with lower interest rates. Dealer inventories have returned to a more normal level after the 2006 engine emission pre-buy. Retail and wholesale account interest for the fourth quarter was $3.4 million higher compared to the fourth quarter of 2006. The increase was primarily a result of higher receivable balances on account related to engine activity. Securitization income for the fourth quarter decreased $9.1 million compared to the fourth quarter of 2006 as a result of a decrease in the fair value of retained interests coupled with decreased wholesale note and retail account activity causing a decrease in excess spread.

For the quarter ended October 31, 2007, NFC recorded total expenses 17.0% higher than the quarter ended October 31, 2006. Costs of borrowing for the quarter were 7.2% higher than the fourth quarter of 2006. The increase is primarily driven by rising interest rates. Total costs of borrowing represent approximately 61.9% of total revenues in the fourth quarter of 2007 compared to 51.5% in the fourth quarter of 2006. For the quarter, the average interest rate on Senior and secured borrowings was 5.6% compared to 4.9% in the fourth quarter of 2006. Provision for credit losses in the fourth quarter increased $8.6 million compared to the fourth quarter of 2006 largely as a result of an increase in impaired receivables and increasing economic deterioration in the marketplace. Derivative expense for the quarter increased by $2.3 million over the fourth quarter of 2006, primarily as a result of market impacts on the fair values as forward curves decreased plus an increase in the number of derivatives related to new securitizations.

NFC recorded a loss before taxes of $2.5 million and a net loss of $1.6 million for the fourth quarter, 110.1% lower, and 110.2% lower, respectively, than the fourth quarter of 2006.  The effective tax rate for the quarter was 36.2% compared to 36.7% in the fourth quarter of 2006.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Fluctuating interest rates are our primary market risk.  Interest rate risk arises when we fund a portion of the fixed rate receivables with floating rate debt.  NFC has managed this exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital.  We have reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally securitizing fixed rate receivables and by utilizing derivative financial instruments, primarily swaps, when appropriate.  Since we do not use hedge accounting for our derivatives, the adjustments to the derivative fair values are recorded in the consolidated statements of income which can cause volatility in our earnings. The derivatives do however provide NFC with an economic hedge of the expected future interest cash flows associated with the variable rate debt.  NFC does not use derivative financial instruments for trading purposes.

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2007 and 2006, the estimated fair value of the net assets would decrease by approximately $38.7 million and $31.3 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

INDEX

Item 8.       Financial Statements and Supplementary Data

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner
Navistar Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Navistar Financial Corporation and subsidiaries (the Company) as of October 31, 2007 and 2006, and the related consolidated statements of income, shareowner’s equity and comprehensive income and cash flows for each of the years in the three-year period ended October 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar Financial Corporation and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

                                    /s/  KPMG LLP

Chicago, Illinois
May 29, 2008

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Income
Millions of dollars	For the years ended October 31
	2007	2006	2005
Revenues
Retail notes and finance leases revenue	$262.4	$243.3	$201.0
Operating leases revenue	23.9	29.3	39.6
Wholesale notes interest	28.1	23.7	11.9
Retail and wholesale accounts interest	34.7	22.3	5.5
Securitization income	73.2	73.3	74.5
Other revenues	31.1	25.9	21.5
Total revenues	453.4	417.8	354.0

Expenses
Cost of borrowing:
Interest expense	238.0	194.6	133.3
Other	10.2	10.3	11.0
Credit, collections and administrative	50.6	47.5	45.3
Provision for credit losses	19.6	8.4	5.7
Depreciation on operating leases	18.5	22.1	29.7
Derivative expense (income)	8.9	6.6	(0.3)
Other expenses	2.2	1.1	5.9
Total expenses	348.0	290.6	230.6

Income before taxes	105.4	127.2	123.4
Income tax expense	38.1	47.0	44.2
Net income	$67.3	$80.2	$79.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at October 31, 2004	$1.6	$139.6	$300.4	$(9.7)	$431.9	$73.3
2005 Activity:
Net income	-	-	79.2	-	79.2	79.2
Change in minimum pension liability (net of tax $1.0)	-	-	-	1.8	1.8	1.8
Balance at October 31, 2005	$1.6	$139.6	$379.6	$(7.9)	$512.9	$81.0
2006 Activity:
Net income	-	-	80.2	-	80.2	80.2
Change in minimum pension liability (net of tax $3.8)	-	-	-	6.2	6.2	6.2
Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3	$86.4
2007 Activity:
Net income	-	-	67.3	-	67.3	67.3
Change in minimum pension liability (net of tax $0.2)	-	-	-	0.3	0.3	0.3
Impact of adopting SFAS No. 158 (net of tax $0.6)	-	-	-	1.2	1.2	-
Cash dividend paid to parent company	-	-	(400.0)	-	(400.0)	-
Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1	$67.6

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of October 31
	2007	2006
ASSETS

Cash and cash equivalents	$10.6	$25.6
Finance receivables:
Finance receivables, net of unearned income	3,544.5	3,788.3
Finance receivables from affiliates	212.1	220.4
Allowance for losses	(23.9)	(15.3)
Finance receivables, net	3,732.7	3,993.4

Amounts due from sales of receivables	319.1	706.8
Net accounts due from affiliates	60.1	18.7
Net investment in operating leases	78.3	88.0
Vehicle inventory	23.2	5.2
Restricted cash and cash equivalents	370.5	651.0
Unsecured loans to affiliates	60.0	-
Other assets	81.7	55.4
Total assets	$4,736.2	$5,544.1

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$4,269.1	$4,775.7
Other liabilities	199.0	169.1
Total liabilities	4,468.1	4,944.8

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	139.6	139.6
Retained earnings	127.1	459.8
Accumulated other comprehensive loss	(0.2)	(1.7)
Total shareowner’s equity	268.1	599.3
Total liabilities and shareowner’s equity	$4,736.2	$5,544.1

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
Millions of dollars	For the years ended October 31
	2007	2006	2005
Cash flow from operating activities:
Net income	$67.3	$80.2	$79.2
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	9.3	7.0	2.1
Net loss on sale of equipment	1.5	1.3	0.8
Depreciation and amortization	25.2	29.1	39.1
Provision for credit losses	19.6	8.4	5.7
Net change in amounts due from sales of receivables	387.7	(265.6)	(30.5)
Net change in finance receivables - wholesale notes	140.4	(28.5)	29.7
Net change in finance receivables from affiliates - wholesale	37.7	(147.9)	26.5
Net change in accounts payable to (due from) affiliates	(41.4)	11.0	(98.0)
Net change in other assets and liabilities	7.8	27.9	7.0
Net cash provided by (used in) operating activities	655.1	(277.1)	61.6

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(1,185.6)	(1,587.0)	(1,592.6)
Net change in restricted cash and cash equivalents	280.5	(107.2)	(269.2)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	1,305.7	1,226.9	1,068.3
Net change in finance receivables from affiliates - accounts	(10.4)	(3.4)	(2.1)
Net change in finance receivables - accounts	(105.6)	(87.6)	20.3
Proceeds from sale of repossessed assets	30.1	30.8	70.8
Purchase of equipment leased to others	(24.3)	(49.7)	(31.0)
Proceeds from sale of equipment	15.5	45.3	47.6
Loans to affiliates	(110.0)	-	-
Loan repayment from affiliates	50.0	-	-
Net cash provided by (used in) investing activities	245.9	(531.9)	(687.9)

Cash flow from financing activities:
Net change in bank-revolving credit facility, net of issuance costs	(253.7)	507.0	(117.8)
Proceeds from issuance of senior debt, net of issuance costs	217.2	-	497.1
Principal payments on senior debt	(5.1)	(4.0)	(501.0)
Proceeds from issuance of securitized debt, net of issuance costs	887.0	1,632.1	1,949.6
Payments on securitized debt	(1,361.4)	(1,323.5)	(1,201.4)
Dividends paid to parent company	(400.0)	-	-
Net cash (used in) provided by financing activities	(916.0)	811.6	626.5

Change in cash and cash equivalents	(15.0)	2.6	0.2
Cash and cash equivalents, beginning of year	25.6	23.0	22.8
Cash and cash equivalents, end of year	$10.6	$25.6	$23.0

Supplemental cash flow information:
Interest paid	$237.5	$191.1	$130.8
Income taxes paid, net of refunds	32.4	33.1	34.3
Transfers of loans and leases to vehicle inventory	49.6	28.9	52.6

See Notes to Consolidated Financial Statements

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

Navistar Financial Corporation was incorporated in Delaware in 1949 and is a wholly-owned subsidiary of Navistar, Inc. which is a wholly-owned subsidiary of Navistar International Corporation (“NIC”).  As used herein, “us,” “we,” “our” or “NFC” refers to Navistar Financial Corporation and its wholly-owned subsidiaries unless the context otherwise requires.  NFC is a commercial financing organization that provides retail, wholesale and lease financing of products sold by Navistar, Inc. and its dealers within the United States.  NFC also finances wholesale accounts and selected retail accounts receivable of Navistar, Inc.  Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with Navistar, Inc.’s truck products.

Revenue includes interest revenue from retail notes, finance leases, wholesale notes, retail accounts, wholesale accounts, securitization income and rental income from operating leases. Cost of borrowing includes interest expense on debt financing and amortization of debt issuance costs.

We have traditionally obtained the funds to provide financing to Navistar, Inc.'s dealers and retail customers from the securitization of finance receivables, short and long-term bank borrowings, and medium and senior debt.  We sell wholesale notes through our wholly-owned subsidiary Navistar Financial Securities Corporation (“NFSC”), which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  We finance non-fleet retail notes and finance leases through Navistar Financial Retail Receivables Corporation (“NFRRC”) and Truck Retail Instalment Paper Corporation (“TRIP”), our wholly-owned subsidiaries.  Fleet accounts receivables are financed via Truck Retail Accounts Corporation (“TRAC”), our wholly-owned subsidiary.  Truck Engine Receivables Financial Corporation (“TERFCO”), our wholly-owned subsidiary, had in place a trust that terminated in December 2005 to provide funding of unsecured trade receivables generated by the sale of diesel engines and engine service parts from Navistar, Inc. to Ford Motor Company. International Truck Leasing Corporation, (“ITLC”), our wholly-owned subsidiary, was established to provide for the funding of certain leases.  See Securitization Transactions below.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues, and expenses of Navistar Financial Corporation, its wholly-owned subsidiaries and variable interest entities (“VIEs”), if any, of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts.

To date, the only potential VIEs identified are the retail owner trusts which are consolidated and the bank conduits used in various financing transactions.  We determined we are not the primary beneficiary of any conduit VIEs since our variable interest in the assets in each conduit VIE is significantly less than 50% of the fair value of the conduit VIE’s total assets and therefore is not deemed to be a variable interest in the conduit VIE itself.  The maximum loss exposure relating to these non-consolidated conduit VIEs is limited to our subordinated interests in various securitization transactions and relates to credit risk only.  If, at any time, our interest in the specific assets of a conduit VIE (including any derivative or other indemnification agreement) exceeds 50% of the fair value of the conduit VIE’s total assets, we would perform the required analysis to determine whether we were the primary beneficiary of that conduit VIE and, if so, would include the assets and liabilities of the conduit VIE in our consolidated financial statements.  We make a similar evaluation at the end of each reporting period.

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

Revenue Recognition

Finance Receivables

We recognize revenue from retail notes, finance leases, wholesale notes, retail accounts and wholesale accounts, including amounts received from Navistar, Inc. for reimbursement of interest income for various dealer and buyer incentives, as interest income using the effective interest method. Certain direct origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of interest income over the life of the receivables as specified by Statement of Financial Accounting Standards (“SFAS”) Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customers’ financial performance, payment ability, capital raising potential, management style, economic situation, etc. The accrual of interest is discontinued on all impaired receivables.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest revenue.  We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating Leases

We recognize revenue on operating leases as rental income on a straight-line basis over the life of the lease.  Recognition of revenue is suspended when we determine the collection of future rental revenue is not probable.  Income recognition is resumed if collection doubts are removed.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC sells a pool of finance receivables to a special purpose entity (“SPE”).  The SPE then transfers the receivables to a bankruptcy remote, legally isolated entity, generally a trust, in exchange for proceeds from interest bearing securities.  These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of SFAS No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the type of assets being financed.  TRIP finances retail notes and finance leases on a short term basis.  NFRRC finances retail notes and finance leases on a long term basis; ITLC finances operating leases and certain finance leases.   NFRRC, TRIP and ITLC securitizations are accounted for as secured borrowings.  Wholesale notes are financed through NFSC and retail accounts for parts, special items or large fleet customers of Navistar, Inc. are financed through TRAC.  Financings of receivables by NFSC and TRAC comply with the requirements of SFAS No. 140 and are accounted for as sales.  TERFCO was terminated in December 2005.  When we account for securitizations as sales, we have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables used as over-collateralization, restricted cash held for the benefit of the trust and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust.  Our exposure to credit losses on the transferred receivables is limited to our retained interests. The SPEs’ assets

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are available to satisfy the creditors’ claims against the assets prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies.  Since the transfer constitutes a legal sale, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default.  We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts. We, as seller and the servicer of the finance receivables are obligated to provide certain representations and warranties regarding the receivables.  Should any receivables fail to meet these representations and warranties, we, as servicer, are required to repurchase the receivables.

Off-balance sheet securitizations:

For transactions that qualify as sales under SFAS No. 140, receivables and associated liabilities are removed from the consolidated statements of financial condition. Gains or losses from these sales are recognized at the time of sale based on the relative carrying value of the portion sold and the portions allocated to the retained interests and are included in Securitization income. The gain or loss is determined by the difference between the proceeds received and the allocated carrying value of the sold receivables. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of retained interests is based on these assumptions.  We re-evaluate the fair value of the retained interests on a monthly basis and recognize in current income changes as required.  The retained interests are classified as trading securities.

The trusts used for off-balance sheet sales engage us as servicer for a servicing fee. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables that are used by the trustee to distribute monthly interest and principal payments to investors.  We apply the same servicing policies and procedures that are applied to our owned receivables.  The servicing income received by us is just adequate to compensate us for our servicing responsibilities. Therefore, no servicing asset or liability is recorded.

The following elements of income related to the off-balance sheet securitizations are included in Securitization income in the consolidated statements of income and in operating activities in the consolidated statements of cash flows.

Fair value adjustments –
Gains or losses on changes in the estimated fair value of the retained interests.

Excess spread income –
Income generated by the receivables in off-balance sheet securitization trusts, net of interest expense, credit losses and administrative expenses.

Servicing fee revenue –
Fees charged for collection and reporting on behalf of the investors.

Gains and losses on sale of receivables –
Proceeds less initial relative carrying value calculated in the period of sale.

Investment income –
Interest income on cash reserve accounts.

On-balance sheet securitizations:

For transactions that do not qualify as sales under SFAS No. 140, the financed receivables remain on our balance sheet net of allowance for losses and the associated debt issued is recorded as secured borrowings in the consolidated statements of financial condition under Finance receivables and Senior and secured borrowings, respectively. Interest revenue and expense are recorded as earned or incurred in the consolidated statements of income and debt issuance costs are capitalized and included in Other assets and amortized on a level yield basis over the term of the debt. For these on-balance sheet receivables, a Provision for credit losses is recognized for probable losses.  There are no gains or losses recorded upon transfer and income is earned over the life of the assets transferred.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

NIC and its domestic subsidiaries file a consolidated federal income tax return and both combined and separate state income tax returns.  We determine our provision for income taxes using the asset and liability approach for accounting for income taxes. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income; changes in estimates of future taxable income could affect future evaluations. We recognize an accrual for tax exposures for uncertain tax positions. Income taxes are computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of tax assets.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Finance Receivables

In December 2001, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others. This SOP requires companies to report loans and trade receivables not held for sale on the balance sheet at outstanding principal adjusted for any charge offs, the allowance for losses, fees or costs on origination and any unamortized premiums or discounts on purchased loans. Loans held for sale are to be reported at the lower of cost or fair value. NFC’s retail notes, finance leases, retail accounts and wholesale accounts are not classified as held for sale, and are accounted for net of an allowance for losses.  Upon origination, wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Finance receivables from affiliates include retail and wholesale notes and wholesale accounts.  Our finance receivables consist of the following:

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

Wholesale Notes --
Wholesale notes primarily consist of variable rate loans to Navistar, Inc.'s dealers for the purchase of new and used trucks, trailers and related equipment.

Retail Accounts --
Retail accounts purchased from Navistar, Inc. consist of short-term accounts receivables related to the sale of products to retail customers.

Wholesale Accounts --
Wholesale accounts purchased from Navistar, Inc. consist of short-term accounts receivables primarily related to the sales of items other than trucks, trailers and related equipment (e.g. service parts) to Navistar, Inc.’s dealers.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Losses

The Allowance for losses for finance receivables is established through a charge to the Provision for credit losses.  The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible.  Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible.

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

Under various agreements, Navistar, Inc. and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value.  The amount of losses we record in our Provision for credit losses does not include any amount for receivables covered under these agreements. Allocation of the losses on the portfolio between us, Navistar, Inc. and dealers is generally dependent on the type of collateral being financed and loss sharing percentages established at the date of financing.  Navistar, Inc.’s proportion of total losses is typically higher in poor economic conditions as NFC’s allocation for new trucks financed is limited and in poor economic conditions, recovery values, as a percent of note balances, are lower.

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

In order to establish a specific reserve in the loss allowance for finance receivables, we look at many of the same factors listed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations especially for the dealer, the number of dealers of competitor manufacturers in the market area, type of equipment normally financed (over the road or local use/delivery vehicles) and the seasonality of the business (e.g., primarily a bus dealer). We may continue to collect payments on accounts with specific reserves as the amount of the reserve is reviewed at least quarterly.

Net Investment in Operating Leases

We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements.   These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to its estimated residual value at the end of the lease term.  The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values.  Realization of the residual values is dependent on our future ability to market the vehicles under then prevailing conditions. We review residual values periodically to determine that recorded amounts are appropriate and the equipment on operating leases has not been impaired.  If the value of the equipment has declined, the carrying value is reduced and charged to Other expenses.

Vehicle Inventory

Losses arising from the repossession of collateral supporting finance receivables are recognized upon repossession and charged to the Allowance for losses account.  We recognize repossessed assets at the lower of historical cost or fair value, less estimated costs to sell, and reclassify them from Finance receivables or Net investment in operating leases to Vehicle inventory. Operating lease returns are adjusted to fair market value at the time of return, and the gain or loss is charged to Other expense. The value of the asset is recorded as Vehicle inventory.  Once the repossessed or returned assets are sold, the additional losses or gains, if any, are charged to Other expenses.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are primarily those held in designated bank accounts for our securitization facilities which are accounted for as secured borrowings. These amounts are used to pay interest expense, principal, or other amounts in accordance with the related securitization agreements.   Interest income on short-term marketable securities which are restricted for on-balance sheet securitizations is included in Other revenues.

Pension and Postretirement Benefits

We use actuarial methods and assumptions to account for our defined benefit pension plans and our postretirement benefit plans.  Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses, and adjustments due to plan amendments.  Net actuarial gains and losses are generally amortized over the expected average remaining service period of the employees.

Effective October 31, 2007, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 160 and 132(R), which requires that the consolidated statements of financial condition reflect the funded status of the pension and postretirement plans. The impact of the adoption of SFAS No. 158 decreased accumulated other comprehensive loss by $1.2 million.

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

New Accounting Pronouncements

The following is a summary of the accounting pronouncements effective after October 31, 2006, and their potential impact on us.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on our consolidated financial condition, results of operations or cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  Adoption of SFAS No. 160 will not have an impact on our consolidated financial condition, results of operations or cash flows.

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations, This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  Adoption of SFAS No. 141(Revised) will not have an impact on our consolidated financial condition, results of operations or cash flows.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial condition, results of operations or cash flows.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   SFAS No. 158 requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an off-setting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. SFAS No. 158 requires prospective application, recognition and disclosure. We adopted the provisions of SFAS No. 158 in fiscal 2007.  See Note 9, Postretirement Benefits, for a summary of the impact of adoption.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009 and for interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, of the adoption of SFAS No. 157 on our consolidated financial condition, results of operations or cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 156 - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. The Statement amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006, our fiscal 2007, and it did not have any effect on our consolidated financial condition, results of operations or cash flows because we have no servicing assets or liabilities.

SFAS 154 - In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 applies to all voluntary changes in accounting principle, and it applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that we report such a change as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We adopted this Statement in fiscal 2007 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

FIN No. 48 - In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN No. 48 effective November 1, 2007, and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

SAB 110 - In December 2007, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment. SAB No.110 expresses the views of the Staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SAB No. 110 is effective January 1, 2008 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

SAB 109 - In November 2007, the Staff of the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 provides guidance on the consideration of expected net future cash flows related to the servicing of written loan commitments that are accounted for at fair value. SAB No. 109 is effective for first fiscal quarter beginning after December 15, 2007. We adopted SAB No. 109 as of February 1, 2008, and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

SAB 108 - In September 2006, the Staff of the SEC issued SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of October 31, 2007 and the adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial condition, results of operations or cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and Navistar, Inc. relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from Navistar, Inc. at prevailing market rates applied to the average outstanding balances.  Interest paid by dealers on wholesale notes, if any, plus the payments made by Navistar, Inc. for the typical “interest free” period offered to the dealers equals the total revenues received on wholesale notes.  Substantially all revenues earned on wholesale accounts and retail accounts are received from Navistar, Inc. Receivables purchased by NFC from Navistar, Inc. for the years ended October 31, 2007, 2006 and 2005, were $4.9 billion, $7.4 billion and $6.6 billion, respectively. Aggregate interest revenue from Navistar, Inc. was $118.5 million, $130.9 million and $89.6 million in the years ended October 31, 2007, 2006 and 2005, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest on the consolidated statements of income.

Finance Receivables and Operating Leases

In accordance with agreements between NFC and Navistar, Inc., Navistar, Inc. may be liable for certain losses on finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were $6.8 million, $3.2 million and $3.4 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by NIC’s Mexican finance subsidiaries. Fee amounts are based on outstanding balances.  These guarantee fees in 2007 were $0.6 million.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NIC’s Mexican finance subsidiaries.  No losses on credit default by the Mexican finance subsidiaries were incurred in 2007.  Fees paid by NFC for this backstop guarantee in 2007 were $0.4 million.  These guarantee fee agreements were not in effect in 2006 or 2005.

Unsecured Loans to Affiliates

In 2007, NIC’s finance subsidiaries Arrendadora Financiera  Navistar, S.A. de C.V. SOFOM E.N.R. (“Arrendadora“) merged with Navistar Financial, S.A. de C.V. SOFOM E.N.R. (“NF”) and the resulting entity is known as Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”).  A working capital loan agreement was entered into on October 19, 2007 by and between NFC and NFM.  NFC agreed under this agreement to lend to NFM up to an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month. For any promissory note under this agreement, the maturity date was the earliest of:  upon demand, within 90 days of the date of origination, or one year from the date of the loan agreement.  At October 31, 2007, the unpaid principal on the loans was $60.0 million.  Revenue on these loans in 2007 was $0.1 million.

NFC entered into a loan agreement with Navistar, Inc. on January 23, 2007 for $50.0 million.  The maturity date of the loan was the earlier of January 23, 2008 or upon demand by NFC.  The loan was repaid in April 2007.   Interest revenue on this loan was $1.0 million based on the contractual rate of prime plus one percent.

The interest income on the unsecured loans is reported as Other revenues on the consolidated statements of income.

Support Agreements

Under provisions of certain public and private financing arrangements and agreements, Navistar, Inc. and NIC must make payments to NFC if NFC’s consolidated income before interest expense and income taxes is less than 125.0% of its consolidated interest expense.  No such payments were required during the years ended October 31, 2007, 2006 and 2005.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Expenses

NFC pays a fee to Navistar, Inc. for data processing and other administrative services based on the cost of actual services performed.  The amount of the fee was $2.9 million, $2.3 million, and $2.1 million for the years ended October 31, 2007, 2006 and 2005, respectively.  The fee is reported in Credit, collections and administrative expenses in the consolidated statements of income.

Net accounts due and finance receivables from affiliates

NIC has significant ownership interest, or is primary beneficiary of VIEs related to certain Dealcor dealers at October 31, 2007 and 2006. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of income includes revenue from Dealcor dealers of $13.9 million, $10.4 million and $10.7 million for the years ended October 31, 2007, 2006 and 2005, respectively. Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations.   Included in our consolidated statements of financial condition are the following amounts due from affiliates as of October 31 (in millions):

	2007	2006
Finance receivables from affiliates net of unearned income and dealer reserve (Dealcor retail)	$177.7	$158.7
Finance receivables from affiliates (Dealcor wholesale)	34.4	61.7
Net accounts due from affiliates	60.1	18.7

3. FINANCE RECEIVABLES

Concentration of credit risk

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.

Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivables.  We generally maintain a secured interest in the equipment financed and perform regular credit evaluations of our dealers and customers.  At October 31, 2007 and 2006, respectively, no single customer represented a significant concentration of credit risk.

Finance receivables balances, as of October 31, are summarized as follows (in millions):

	2007	2006
Retail notes, net of unearned income	$3,012.3	$3,208.7
Finance leases, net of unearned income	157.2	169.8
Wholesale notes held for sale	105.6	246.0
Accounts (includes retail and wholesale)	269.4	163.8
Finance receivables from affiliates, net of unearned income	212.1	220.4
Total finance receivables	3,756.6	4,008.7
Allowance for losses	(23.9)	(15.3)
Total finance receivables, net	$3,732.7	$3,993.4

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual maturities of finance receivables as of October 31, 2007, are summarized as follows (in millions):

	Retail notes	Finance leases	Wholesale notes	Accounts	Affiliates
Due in fiscal year:
2008	$1,060.4	$12.2	$105.6	$269.4	$76.6
2009	903.5	27.3	-	-	41.9
2010	683.8	42.5	-	-	37.4
2011	428.8	49.7	-	-	33.4
2012	207.8	41.0	-	-	16.5
Thereafter	60.4	6.9	-	-	7.2
Gross finance receivables	3,344.7	179.6	105.6	269.4	213.0
Unearned finance income	(332.4)	(22.4)	-	-	(0.9)
Finance receivables, net of unearned income	$3,012.3	$157.2	$105.6	$269.4	$212.1

The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions, delinquencies, credit losses, and renewals.  The contractual maturities, therefore, should not be regarded as a forecast of future collections.

4. ALLOWANCE FOR LOSSES

The Allowance for losses for finance receivables is summarized as follows for the fiscal years ended October 31 (in millions):

	2007	2006	2005
Allowance for losses, beginning of year	$15.3	$13.6	$13.6
Provision for credit losses	19.6	8.4	5.7
Charge-offs	(11.0)	(6.7)	(5.7)
Allowance for losses, end of year	$23.9	$15.3	$13.6

Finance receivables include the following amounts relating to impaired receivables as of October 31 (in millions):

	2007	2006	2005
Impaired receivables with specific loss reserves	$28.3	$17.6	$1.3
Impaired receivables without specific loss reserves	0.9	-	-
Impaired receivables guaranteed by Navistar, Inc.	8.9	12.6	1.3
Total impaired receivables	$38.1	$30.2	$2.6

Specific loss reserves on impaired receivables	$3.1	$1.1	$0.3
Average balance of impaired finance receivables	27.5	5.8	7.7
Balances with payments past due over 90 days	3.0	2.4	3.2

Impaired receivables were comprised of customers identified as “Critical Accounts” as a result of financial difficulties.  NFC continued to collect payments on impaired receivables balances.  At October 31, 2007, impaired receivables includes $19.9 million to one dealer with a specific loss reserve of $2.2 million. These receivables were paid off in 2008.  In addition, at October 31, 2007, impaired receivables with specific loss reserves includes $8.4 million of receivables for which losses are the responsibility of both NFC and Navistar, Inc.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables, leases and equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition.  Net losses were $1.5 million, $1.3 million and $1.3 million for the years ended October 31, 2007, 2006 and 2005, respectively, and are included in Other expenses.

The change in NFC’s Vehicle inventory is summarized as follows for the fiscal years ended October 31 (in millions):

	2007	2006
Vehicle inventory, beginning of year	$5.2	$8.4
Net additions	49.6	28.9
Net book value of repossessed assets sold	(31.6)	(32.1)
Vehicle inventory, end of year	$23.2	$5.2

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows as of October 31 (in millions):

	2007	2006
Investment in operating leases	$124.2	$145.6
Less: Accumulated depreciation	(46.3)	(58.0)
Net investment in equipment under operating leases	77.9	87.6
Rent receivable net of reserve for past due operating leases	0.4	0.4
Net investment in operating leases	$78.3	$88.0

Future minimum rentals on operating leases are as follows: 2008, $14.8 million; 2009, $12.8 million; 2010, $11.5 million; 2011, $7.7 million; 2012, $4.3 million, and $2.0 million thereafter.

7. INCOME TAXES

Taxes on income for the years ended October 31 are summarized as follows (in millions):

	2007	2006	2005
Federal	$43.2	$49.8	$47.1
State and local	3.0	4.0	2.7
Total current	46.2	53.8	49.8
Deferred (primarily federal)	(8.1)	(6.8)	(5.6)
Total income tax expense	$38.1	$47.0	$44.2

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended October 31 is as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal income taxes	1.3	2.1	1.0
Other	(0.1)	(0.1)	(0.2)
Effective income tax rate	36.2%	37.0%	35.8%

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NFC and its domestic subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its domestic subsidiaries as if NFC filed its own consolidated return.  Total income tax payments made to NIC during 2007, 2006 and 2005 were $30.8 million, $31.9 million, and $33.7 million, respectively.  The amount of federal and state income taxes payable to NIC as of October 31, 2007 and 2006 were $67.0 million and $54.6 million, respectively.  Accrued income tax is included in Other liabilities on the consolidated statements of financial condition.

Contingent tax liabilities are accounted for separately from deferred tax assets and liabilities. An accrual is recorded when we believe it is probable that additional taxes will be assessed and the amount can be reasonably estimated.  Contingent tax liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings. The amount of reserves for contingent tax liabilities included in Other liabilities on the consolidated statements of financial condition, as of October 31, 2007 and 2006 were $7.9 million and $6.7 million, respectively.

The net deferred tax asset is included in Other assets on the consolidated statements of financial condition.  The components of deferred tax assets and liabilities from operations as of October 31 are as follows (in millions):

	2007	2006
Deferred tax assets:
Pension and other postretirement benefits	$5.5	$6.1
Allowance for losses	8.9	5.6
Secured borrowings	48.2	45.6
Other	13.0	8.3
Less valuation allowance	(1.0)	(0.8)
Total deferred tax assets	74.6	64.8

Deferred tax liabilities:
Lease transactions	(25.8)	(19.0)
Equipment under operating lease	(24.7)	(28.9)
Total deferred tax liabilities	(50.5)	(47.9)
Net deferred tax assets	$24.1	$16.9

We have incurred net operating losses in certain states where we file separately from NIC.  As a result of those losses and our net deferred tax asset position, we assessed the need for a valuation allowance based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.  As a result of that assessment, a valuation allowance was established in the amount of ($1.0) million and ($0.8) million as of October 31, 2007 and 2006, respectively.  We believe that the remaining deferred tax assets will more likely than not be realized.

We implemented SFAS No. 158, as discussed in Note 9, Postretirement Benefits.  As a result, we recognized an after-tax decrease in accumulated other comprehensive loss.   The change in year-end deferred tax balance included the effect of reducing the additional pension and OPEB obligation.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows for the fiscal years ended October 31 (in millions):

			Weighted Average Interest Rate
	2007	2006	2007	2006
Bank credit facility at variable rates due July 2010	$1,028.9	$1,063.0	6.8%	7.0%
Revolving retail warehouse facility at variable rates due June 2010	500.0	500.0	5.4%	5.6%
Borrowings secured by asset-backed securities at various rates, currently between 2.5% to 5.7% due serially through 2014	2,607.7	3,096.5	4.8%	4.4%
Borrowings secured by operating and finance leases at rates currently between 3.4% to 6.6% due serially through June 2011	132.5	116.2	5.2%	4.9%
Total senior and secured borrowings	$4,269.1	$4,775.7	5.4%	5.1%

The bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, a term loan of $620.0 million and a revolving bank loan of $800.0 million.  The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries.

Availability under the revolver portion of the Agreement as of October 31 was as follows (in millions):

	2007	2006
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(419.0)	(668.0)
Mexican sub-revolver loan utilized	(100.0)	(81.0)
Total availability	$281.0	$51.0

Under the terms of the Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6:1, a twelve-month rolling fixed charge coverage ratio of no less than 125%, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Agreement grants security interests in substantially all of NFC’s unsecured assets to the participants in the Agreement.  Compensating cash balances are not required. Annual facility fees of 0.375% are paid in quarterly installments on the revolving loan portion only, regardless of usage.

On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component from $400.0 million to $620.0 million.  The remaining term loan principal payments on the outstanding balance are $6.2 million in each of fiscal 2008 and 2009, and $597.5 million in fiscal 2010.  This amendment increased the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007 and from 6:1 to 6.5:1 for the period from November 1, 2007, through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter.

In addition, the First Amendment increased the amount of dividends permitted to be paid to our parent company to $400.0 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment. As of October 31, 2007, the maximum amount of dividends that were available for distribution to Navistar, Inc., our parent company, was $18.0 million.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain affirmative covenants under the Agreement require that NFC and NIC file the Annual Report on Form 10-K for the fiscal year end on or before the due date outlined in the filing requirements of Section 13 and 15 of the Exchange Act of 1934, as amended, with respect to Annual Reports on Form 10-K.  On January 17, 2006, NFC received a waiver, valid through May 31, 2006, of the existing or potential future defaults under the Agreement for failure to provide financial statements to the lenders.  This waiver permitted NFC to incur additional borrowings under the Agreement through May 31, 2006, provided no other un-waived defaults occurred.  On March 2, 2006, NFC received a Second Waiver and Consent, which extended the January 17, 2006 waiver covering the failure to file the 2005 Annual Reports on Form 10-K with the SEC, and further waived a default, if any, created by the right of the holders of our senior debt to accelerate payment of such debt because of the late filing of required SEC reports.  In November 2006, NFC received a Third Waiver and Consent, which extended through October 31, 2007, the previous waivers with respect to the 2005 Form 10-K and expanded the previous waivers to include any default or event of default that would result solely from NFC and NIC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K 2006 and their quarterly reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.  On October 23, 2007, NFC entered into a Second Amendment to the Agreement and received a Fourth Waiver.  This waiver extended through December 31, 2007, and expanded the First, Second and Third waivers discussed above.  The Amendment increased the interest rate on certain loans under the Agreement by 0.25%, until the Fourth waiver terminates.  In December 2007, NFC entered into a Fifth waiver to the Agreement expanding the scope of certain reporting default conditions to include the Form 10-K for fiscal 2007 and the Forms 10-Q for fiscal 2008.   This waiver expires at the earlier of November 30, 2008, or the date on which NFC and NIC each shall have filed timely a report on Form 10-K or Form 10-Q with the SEC.  The Fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2007 and 2006 NFC had $443.4 and $147.7 million, respectively, in retail notes and finance leases in TRIP.

The asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs.  This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006, respectively.  The carrying amount of the retail notes and finance leases used as collateral was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006, respectively.  Similar to the waivers obtained on the Agreement, we have obtained waivers for the private retail transactions and the variable funding certificate (“VFC”) portion of the wholesale note transaction.  These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008, or the date on which NIC and NFC each shall have filed timely a report on Form 10-K or Form 10-Q with the SEC.

Failure to deliver audited financial statements could be declared a servicer default by the investors of various retail and wholesale securitizations. If default is declared, the remedy could be the replacement as servicer or accelerated debt amortization from assets in the trust. We do not believe the failure to deliver audited financial statements would be a material adverse event to the investors, as required for a servicer default. We have not obtained waivers on certain public securitizations including TRIP. No servicer defaults have been declared on these securitizations. Under the possible scenario of loss of servicing or accelerated amortization of debt, we do not believe these events would have a material adverse impact on us.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers.  The balances are classified under Senior and secured borrowings as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its wholly-owned subsidiary, Navistar Leasing Services Corporation (“NLSC”) have established Navistar Leasing Company (“NLC”), a Delaware business trust.  NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations.  Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC or its creditors.  The balance of the secured borrowings issued by NLC totaled $7.8 million and $23.9 million as of October 31, 2007 and 2006, respectively.  The carrying amount of the finance and operating leases used as collateral was approximately $6.7 million and approximately $20.0 million as of October 31, 2007 and 2006, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, was established in June 2004 to provide NFC with another vehicle to obtain borrowings secured by leases.  The balances are classified under Senior and secured borrowings as borrowings secured by leases.  ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies.  The balance of these secured borrowings issued by ITLC totaled $124.7 million and $92.3 million as of October 31, 2007 and 2006, respectively.  The carrying amount of the finance and operating leases used as collateral was $114.4 million as of October 31, 2007 and $84.4 million as of October 31, 2006.  Restricted cash and cash equivalents used as collateral was $11.2 million as of October 31, 2007 and $11.5 million as of October 31, 2006.

Amortization of debt issue costs included in Cost of borrowing – other were $5.0 million, $5.5 million and $7.8 million for the years ended October 31, 2007, 2006 and 2005, respectively.

The future aggregate annual contractual maturities and required payments of Senior and secured borrowings as of October 31, 2007 are as follows (in millions):

2008	$50.5
2009	69.6
2010	1,792.1
2011	116.0
2012	431.6
Thereafter	1,809.3
Total	$4,269.1

9.  POSTRETIREMENT BENEFITS

Defined Benefits Plans

We provide postretirement benefits to some employees. Costs associated with postretirement benefits include pension and postretirement healthcare expenses for employees, retirees, and surviving spouses and dependents. We use an October 31 measurement date for all of our defined benefit plans.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize a net asset or liability for the overfunded or underfunded status of their postretirement benefit plans in their financial statements effective for fiscal years beginning on or after December 15, 2006.  We recognized the funded status of our postretirement benefit plans at October 31, 2007. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  We have historically measured the plan assets and benefit obligations as of our balance sheet date.

The incremental effects of applying the recognition provisions of SFAS No. 158 on the individual line items net of tax in the consolidated statements of financial condition as of October 31, 2007, are as follows (in millions):

	Prior to Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Total assets	$4,736.2	$-	$4,736.2
Other liabilities	200.2	(1.2)	199.0
Total liabilities	4,469.3	(1.2)	4,468.1
Accumulated other comprehensive loss	(1.4)	1.2	(0.2)
Total shareowner’s equity	266.9	1.2	268.1
Total liabilities and shareowner’s equity	$4,736.2	$-	$4,736.2

Generally, the plans are non-contributory. Our policy is to fund pension plans in accordance with applicable United States government regulations. As of October 31, 2007, all legal funding requirements had been met. We were not required to make contributions to our pension plans for fiscal years 2006 or 2007.

Net periodic postretirement benefits expense (income) included in the consolidated statements of income for the years ended October 31, is comprised of the following (in millions):

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost for benefits earned during the period	$0.3	$0.4	$0.4	$0.1	$0.2	$0.2
Interest on obligation	3.9	3.9	3.9	1.2	1.4	1.4
Amortization of cumulative losses	0.5	0.7	1.5	-	0.4	0.6
Less expected return on assets	(5.3)	(5.0)	(4.8)	(0.7)	(0.7)	(0.7)
Net postretirement benefits expense (income):	$(0.6)	$-	$1.0	$0.6	$1.3	$1.5

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic expense during the next fiscal year are as follows (in millions):

Pension Benefits
Amortization of actuarial loss	$0.2

Cumulative unrecognized gains and losses where substantially all of the plan participants are inactive are amortized over the average remaining life expectancy of the inactive plan participants.  For all other plans, cumulative gains and losses are amortized over the average remaining service life of active employees.  Plan amendments are amortized over the average remaining service lives of active employees.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The overfunded (unfunded) status of our plans as of October 31, 2007 and 2006, and reconciliation with amounts recognized in our consolidated statements of financial condition are provided below (in millions).

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$70.0	$70.9	$26.0	$25.8
Service cost	0.3	0.4	0.1	0.2
Interest on obligation	3.9	3.9	1.2	1.4
Actuarial net (gain) loss	(4.4)	(1.1)	(6.0)	0.3
Plan participants’ contributions	-	-	0.3	-
Benefits paid	(4.3)	(4.1)	(1.2)	(1.7)
Benefit obligation at end of year	$65.5	$70.0	$20.4	$26.0

Change in plan assets
Fair value of plan assets at beginning of year	$60.7	$57.0	$8.0	$7.9
Actual return on plan assets	11.2	7.3	2.0	1.0
Employer contributions	0.5	-	0.1	-
Benefits paid	(4.3)	(3.6)	(0.6)	(0.9)
Fair value of plan assets at end of year	$68.1	$60.7	$9.5	$8.0

Funded (unfunded) status	$2.6	$(9.3)	$(10.9)	$(18.0)
Unrecognized actuarial net loss	-	12.4	-	6.1
Net amount recognized	$2.6	$3.1	$(10.9)	$(11.9)

Amounts recognized in the consolidated statements of financial condition consist of:
Other assets	$9.1	$7.0	$-	$-
Other liabilities	(6.5)	(6.6)	(10.9)	(11.9)
Accumulated other comprehensive loss	-	2.7	-	-
Net amount recognized	$2.6	$3.1	$(10.9)	$(11.9)

Amounts recognized in our accumulated other comprehensive loss (pretax) consist of:
Additional minimum liability	$-	$2.7	$-	$-
Net actuarial loss (gain)	1.6	-	(1.2)	-
Net amount recognized	$1.6	$2.7	$(1.2)	$-

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $63.8 million and $66.6 million as of October 31, 2007 and 2006, respectively.

The amounts included in Accumulated other comprehensive loss are net of deferred income taxes of $0.2 million and $1.0 million at October 31, 2007 and 2006, respectively.

NFC 2007 10K Draft v9 05.26.08  12pm.doc

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31 were:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate used to determine present value of benefit obligation at end of year	6.1%	5.7%	6.1%	5.7%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense for the years ended October 31 were:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.7%	5.6%	5.5%	5.7%	5.7%	5.4%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

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

As of October 31, 2007 and 2006, the weighted average percentage of plan assets by category is as follows:

	Pension Benefits			Other Benefits
Asset Category	Target Range	2007	2006	Target Range	2007	2006
Equity securities
NIC common stock		-	-		13%	7%
Other equity securities		77%	77%		60%	64%
Hedge funds		-	-		11%	11%
Total equity securities	60-80%	77%	77%	75-85%	84%	82%

Debt securities		23%	23%		14%	14%
Other, including cash		-	-		2%	4%
Total debt securities and Other	20-40%	23%	23%	15-25%	16%	18%

For the fiscal years of 2007 and 2006, the asset allocation target was 70% equity and 30% debt.

Our investment strategy is consistent with our policy to maximize returns while considering overall investment risk and the funded status of the plans relative to their benefit obligations. Our investment strategy takes into account the long-term nature of the benefit obligations, the liquidity needs of the plans and the expected risk/return tradeoffs of the asset classes in which the plans may choose to invest.  Asset allocations are established through an investment policy, which is updated periodically and reviewed by a fiduciary committee and the Board of Directors.  We believe that returns on common stock over the long term will be higher than returns from fixed-income securities as the historical broad market indices have shown. Equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry or company.  Under our strategy, hedge fund investments are targeted to be no more than 15% of pension assets.

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

Beginning with 2005 year end valuations, we estimate the discount rate for our pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citibank yield curve to establish a weighted average discount rate for each plan.  This improved methodology, considered a change in estimate, was adopted because it was deemed superior to the previously applied methodology in that it provides for a matching of expected investment yields available considering the timing of future cash outflows.  Using this new methodology, we have established for the pension plans and the OPEB plan discount rates of 6.1% and 6.1%, respectively, for year end 2007.

Healthcare cost trend rates are established through a review of actual recent cost trends and projected future trends.  Our retiree medical trend assumptions are the best estimate of expected inflationary increases to healthcare costs. The assumptions used are based upon both our specific trends and nationally expected trends.  Recently, our average increases have been lower than the nationally expected trends.

The weighted average rate of increase in the per capita cost of post retirement healthcare benefits is projected to be 7.8% in 2008 and was 3.3% in 2007. The rate is projected to decrease to 5% by the year 2012 and remain at that level each year thereafter. The effect of changing the healthcare cost trend rate by one-percentage point for each future year is as follows (in millions):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	2.1	(1.8)

Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2008 through 2012 and the five years ending October 31, 2017, are estimated as follows (in millions):

	Pension Benefit Payments	Other Postretirement Benefit Payments	Postretirement Benefit Subsidy Receipts
2008	$4.7	$1.5	$0.2
2009	4.8	1.6	0.2
2010	4.9	1.7	0.2
2011	5.0	1.8	0.2
2012	5.5	1.8	0.3
2013 through 2017	25.5	9.5	1.5

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of our employees. The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plan receive annual company contributions to their retirement accounts based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $1.0 million, $0.9 million, and $0.6 million in 2007, 2006 and 2005, respectfully, which approximates the amount we fund.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Leases

NFC is obligated under non-cancelable operating leases for the majority of its office facilities.  These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee.  As of October 31, 2007, future minimum lease commitments under non-cancelable operating leases are as follows (in millions):

Year Ended October 31
2008	$1.3
2009	1.1
2010	0.9
2011	0.7
2012	0.7
2013 and beyond	2.6
Total	$7.3

The total operating lease expense was $1.6 million, $1.8 million, and $3.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for the affiliates.  As of October 31, 2007, NFC has numerous guarantees related to NIC's Mexican finance subsidiaries, NFM and Navistar Comercial S.A. de C.V.  As of October 31, 2007, NFC’s maximum exposure under these guarantees is $216.0 million, the total amount outstanding at that date.  NFC was paid $0.6 million for providing these guarantees for Mexico in 2007.  During the years ended October 31, 2006 and 2005, no fees were paid to us for the guarantees. No payments were made to third parties as a result of the guarantees of debt during the three years ended October 31, 2007.

The following table summarizes the borrowings as of October 31, 2007, (in millions):

Type of Funding		Maturity	Maximum Amount of Guaranty	Outstanding Balance
Revolving credit facility	(1)	August 2013	$16.4	$16.4
Revolving credit facility	(1)	October 2008	9.3	9.3
Revolving credit facility	(1)	October 2010	18.7	15.3
Revolving credit facility	(1)	December 2010	22.4	2.5
Revolving credit facility	(1)	December 2010	18.7	3.6
Revolving credit facility	(1)	September 2012	33.6	10.9
Revolving credit facility	(1)	October 2010	9.3	9.3
Revolving credit facility	(1)	March 2009	25.0	23.1
Revolving credit facility	(1)	October 2009	25.7	25.6
Revolving credit facility	(2)	July 2010	100.0	100.0
		Total	$279.1	$216.0
(1)           Peso-denominated.
(2)           Revolving credit facility guaranteed jointly with NIC.

Guarantees of Derivatives

As of October 31, 2007, NFC had guaranteed derivative contracts for forward foreign currency contracts and interest rate swaps related to NFM.  NFC is liable up to the fair market value of these derivative contracts only in cases of default by NFM.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the guaranteed derivative contracts as of October 31, 2007, (in millions):

Instrument	Maturity	Outstanding Notional	Fair Value
Interest rate swaps (1)	December 2010	$73.9	$(0.1)
Interest rate swaps (2)	December 2010	0.7	-

(1) Peso and cross-currency denominated related to NFM
(2) U.S. Dollar – denominated related to NFM

The foreign currency conversion rate at October 31, 2007, of 10.7:1 was used by NFC to convert the peso-denominated guarantees to United States dollars.

NFC has not recognized a liability related to any of these guarantees since FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others does not apply to the measurement of a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

11. SHAREOWNER’S EQUITY

The number of authorized shares of capital stock as of October 31, 2007 and 2006 was 2,000,000, of which 1,600,000 shares were issued and outstanding.  Navistar, Inc. owns all issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

NFC paid dividends to Navistar, Inc. of $400.0 million during fiscal 2007.  Dividends are recorded as a reduction of Retained earnings.  No dividends were paid in 2006 or 2005.

12. DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

NFC has entered into various interest rate swaps agreements in connection with the sale of retail note and lease receivables.   The purpose and structure of these swaps is to convert the floating rate portion of the asset backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility.  Since we do not use hedge accounting for our derivatives, the adjustments to the derivative fair values are recorded in the consolidated statements of income which can cause volatility in our earnings. The derivatives do however provide NFC with an economic hedge of the expected future interest cash flows associated with the variable rate debt.  Our policy prohibits the use of derivative financial instruments for speculative purposes.

In June 2005, TRIP issued Series 2005-1 floating rate, asset backed Notes in the amount of $500.0 million to replace the Series 2000-1 Notes that matured in October 2005.  Under the terms of the related agreements, TRIP uses the proceeds from the Notes to finance retail note and lease receivables.  TRIP purchased an interest rate cap to protect it against the potential of rising interest rates.  To offset future volatility in income as a result of this cap, NFC entered into another interest rate cap which offset that which was purchased by TRIP.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NFC’s derivatives are all accounted for as free standing derivatives with no hedge designation, therefore the change in unrealized gains or losses are recorded to earnings each period. The fair values of unrealized gains and losses are recorded in Other assets and Other liabilities, respectively.

Derivative expense (income) includes swap (gains) and losses of $8.9 million, $6.6 million and $(0.3) million for the years ended October 31, 2007, 2006 and 2005, respectively.

As of October 31, 2007, the notional amounts and fair values of NFC’s derivative financial instruments are summarized as follows (in millions):

Inception	Maturity	Instrument	Notional	Fair Value
February 2006	May 2013	Interest rate swap	$427.4	$(3.0)
February 2006	May 2013	Interest rate swap	427.4	3.0
February 2006	May 2013	Interest rate swap	365.4	(1.9)
September 2006	May 2010	Interest rate swap	276.7	(2.5)
September 2006	January 2014	Interest rate swap	274.6	(2.8)
September 2006	January 2014	Interest rate swap	274.6	2.8
October 2006	October 2013	Interest rate swap	249.8	(2.8)
October 2006	October 2013	Interest rate swap	249.8	2.8
October 2006	May 2010	Interest rate swap	267.0	(2.3)
June 2005	June 2016	Interest rate cap purchased	500.0	(2.1)
June 2005	June 2016	Interest rate cap sold	500.0	2.1
February 2007	January 2011	Interest rate swap	350.4	(3.9)
February 2007	February 2014	Interest rate swap	346.2	3.8
February 2007	February 2014	Interest rate swap	346.2	(3.8)
June 2007	February 2011	Interest rate swap	353.8	(5.6)
June 2007	June 2014	Interest rate swap	353.4	5.6
June 2007	June 2014	Interest rate swap	353.4	(5.6)
July 2007	November 2007	Interest rate swap	50.0	(0.6)
July 2007	November 2007	Interest rate swap	50.0	(0.6)
		Total l		$(17.4)

13. SECURITIZATION TRANSACTIONS

NFC finances receivables using NFRRC, NFSC, TRAC, TRIP, TERFCO (prior to December 2005) and ITLC, all special purpose, wholly-owned subsidiaries of NFC.  In accordance with SFAS No. 140, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as a secured borrowing.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our subordinated interest and relates to credit risk only.

Off-balance sheet securitizations

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $1.1 billion of wholesale notes and $0.1 billion of marketable securities as of October 31, 2007, and $1.7 billion of wholesale notes as of October 31, 2006.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of available wholesale note trust funding certificates as of October 31 were as follows (in millions):

	Maturity	2007	2006
Investor certificate	July 2008	$200.0	$200.0
Investor certificate	February 2010	212.0	212.0
Investor certificate	May 2007	-	212.0
Variable funding certificate	November 2008	800.0	800.0

	Total	$1,212.0	$1,424.0

The utilized portion of the VFC was $570.0 million and $800.0 million as of October 31, 2007 and 2006, respectively. The NFSC seller’s subordinated interest was $200.4 million as of October 31, 2007, and $293.5 million as of October 31, 2006. In January 2007 the expiration date was extended from May 2007 to January 2008. In December 2007, the VFC expiration date was extended from January 2008 to November 2008.

TRAC has financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, which expires on August 8, 2008.  As of October 31, 2007 and 2006, the utilized portion of this facility was $60.3 million and $100.0 million, respectively.  TRAC had a subordinated interest in the facility of $118.7 million as of October 31, 2007 and $413.3 million as of October 31, 2006.

TERFCO had in place a trust to provide funding of $100.0 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from Navistar, Inc. to Ford Motor Company.  On December 15, 2005, the trust terminated and final distribution was made to the noteholders of the trust.

Retained interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum credit exposure under all receivable sale recourse provisions was $319.1 million and $706.8 million as of October 31, 2007 and October 31, 2006, respectively. Our retained interests in the related trusts or assets held by the trusts are reflected in our consolidated statements of financial condition in Amounts due from sales of receivables.

Amounts due from sales of receivables are summarized as follows as of October 31 (in millions):

	2007	2006
Excess seller’s interests	$296.1	$669.9
Interest only strip	11.3	20.0
Restricted cash reserves	11.7	16.9
Total amounts due from sales of receivables	$319.1	$706.8

We estimate the payment speed for the receivables sold, expected net credit losses and the discount rate used to determine the fair value of the retained interests.  Estimates of payment speeds, expected credit losses, and discount rates are based on historical experience, anticipated future portfolio performance and other factors and are made separately for each securitization transaction.  In addition, we estimate the fair value of the retained interests on a monthly basis utilizing updated estimates of these factors.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions as of October 31, 2007, and the sensitivity of the current fair values of residual cash flows to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

		Fair Value Change at October 31, 2007
	2007	Adverse 10%	Adverse 20%
Discount rate (annual)	10.3 to 18.8%	$2.4	$4.8
Estimated credit losses	0 to 0.18%	0.1	0.1
Payment speed (percent of portfolio per month)	9.9 to 69.2%	0.3	0.7

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC retail account securitization. No percentage for estimated credit losses were assumed for TRAC as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another which might magnify or counteract these reported sensitivities.

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of October 31 (in millions):

2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,012.3	$157.2	$1,024.6	$424.2	$383.5	$5,001.8
Less sold receivables – off-balance sheet	-	-	(919.0)	(154.8)	(171.4)	(1,245.2)
Total on-balance sheet	$3,012.3	$157.2	$105.6	$269.4	$212.1	$3,756.6

2006	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,208.7	$169.8	$1,658.6	$616.9	$512.3	$6,166.3
Less sold receivables – off-balance sheet	-	-	(1,412.6)	(453.1)	(291.9)	(2,157.6)
Total on-balance sheet	$3,208.7	$169.8	$246.0	$163.8	$220.4	$4,008.7

For sold receivables, wholesale notes balances past due over 90 days were $2.8 million and $1.3 million, respectively, as of October 31, 2007 and 2006. There were no past due retail balances in TRAC at either date.

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of income (in millions):

	2007	2006	2005
Fair value adjustments	$4.6	$(6.6)	$(6.5)
Excess spread income	53.5	64.4	62.0
Servicing fees revenue	15.3	16.3	14.4
Losses on sales of receivables	(9.3)	(7.0)	(2.1)
Investment income	9.1	6.2	6.7
Securitization income	$73.2	$73.3	$74.5

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows from off-balance sheet securitization transactions are as follows (in millions):

	2007	2006	2005
Proceeds from sales of finance receivables	$5,056.1	$8,160.2	$8,715.6
Servicing fees	15.9	16.1	14.2
Cash from net excess spread	49.7	60.8	63.1
Investment income	7.1	5.1	4.5
Net cash from securitization transactions	$5,128.8	$8,242.2	$8,797.4

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments as of October 31 are shown below (in millions).

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10.6	$10.6	$25.6	$25.6
Finance receivables:
Retail notes	3,012.3	2,776.3	3,208.7	2,926.0
Affiliates	212.1	200.3	220.4	206.9
Accounts (wholesale and retail)	269.4	269.4	163.8	163.8
Wholesale notes	105.6	105.6	246.0	246.0
Restricted cash and cash equivalents	370.5	370.5	651.0	651.0
Amounts due from sales of receivables	319.1	319.1	706.8	706.8

Financial liabilities:
Senior and secured borrowings	4,269.1	4,254.7	4,775.7	4,695.0
Derivative financial instruments	(17.4)	(17.4)	(2.6)	(2.6)

The fair values of retail notes and affiliates are estimated by discounting the future contractual cash flows using an estimated discount rate reflecting interest rates currently being offered for notes with similar terms.

The fair values of the Amounts due from the sales of receivables are estimated by discounting the probable future cash flows using an estimated discount rate that reflects the inherent risk of the underlying assets.

The fair values of Senior and secured borrowings are estimated by discounting the future contractual cash flows using an estimated discount rate reflecting interest rates currently being offered for debt with similar terms since there is no public market for this debt.

Our derivatives are valued by our derivative counterparty.

The estimated fair values for all other financial assets or financial liabilities listed above approximate their carrying values as the result of the short-term nature or variable interest terms inherent in the financial instruments.

15. LEGAL PROCEEDINGS

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our 2004 restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005. We were subsequently informed by the SEC that it was expanding the 2004 investigation to include the 2005 restatement.  We have been providing information to the SEC and are fully cooperating with their investigation.  Based on the status of the investigation, we are not able to predict its final outcome.

16. SUBSEQUENT EVENTS

In December 2007, we entered into a Fifth waiver to the Agreement expanding the scope of certain reporting default conditions to include the Form 10-K for fiscal 2007 and the Forms 10-Q for fiscal 2008.   This waiver expires at the earlier of November 30, 2008, or the date on which NFC and NIC each shall have filed timely, a report on Form 10-K or Form 10-Q with the SEC.  The Fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

In March 2008, we received an Acknowledgement and Consent from the lenders under the Agreement, whereby the filing of the audited financial statements for 2006 on Form 8K or information deemed sufficient by the SEC was deemed to meet the requirements of the Agreement by the lenders.

In April 2008, we received a second Acknowledgement and Consent from the lenders under the Agreement acknowledging that the method used by us in calculating various debt covenants was in accordance with the Agreement.

In November 2007 and December 2007, we obtained waivers for the private retail securitizations and the private portion of the wholesale note securitizations.  These waivers are similar in scope to those of the Agreement and expire on or about November 30, 2008.

On March 3, 2008, we announced the relocation of the regional credit and retail collection functions, currently located in the Atlanta and Dallas areas, to Schaumburg, Illinois.  In addition, we are creating a new wholesale operations group to focus on servicing dealer accounts, as well as a new asset management group to drive the effectiveness of the asset management process.  The expected cost/charge for this relocation is estimated to be $5.5 million.

In May 2008, we received a third Acknowledgement and Consent from the lenders under the Agreement that clarified certain definitions used to measure the fixed charge coverage ratio.

During the first half of fiscal year 2008, we incurred $38.0 million of losses on the mark to market of interest rate swaps.   The derivative losses were a major contributor in us incurring a net loss for the first six months of fiscal 2008.  Also contributing to the loss was an increase in Provision for credit losses relating to an increase in charge-offs to $11.2 million for the first six months of fiscal 2008.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated statements of income data (in millions):

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2007	2006	2007	2006
Financing revenue	$81.8	$65.5	$83.6	$70.0
Securitization income	28.4	14.5	14.3	15.4
Operating leases and other revenue	13.2	13.1	15.4	15.1
Interest expense	58.7	39.1	59.2	48.2
Credit, collection and administrative	11.5	11.6	13.1	12.3
Provision for credit losses	0.6	2.0	4.1	1.6
Depreciation on operating leases	4.9	6.1	4.6	5.9
Net income	33.1	20.0	14.9	19.6

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2007	2006	2007	2006
Financing revenue	$83.2	$75.1	$76.6	$78.7
Securitization income	19.3	23.1	11.2	20.3
Operating leases and other revenue	13.6	13.1	12.8	13.9
Interest expense	60.4	52.2	59.7	55.1
Credit, collection and administrative	13.5	10.3	12.5	13.3
Provision for credit losses	3.6	2.1	11.3	2.7
Depreciation on operating leases	4.4	5.3	4.6	4.8
Net income (loss)	20.9	24.9	(1.6)	15.7

Quarterly condensed consolidated statements of financial condition data (in millions):

	As of January 31,		As of April 30,		As of July 31,
	2007	2006	2007	2006	2007	2006
Finance receivables, net	$4,054.2	$3,653.6	$4,073.1	$3,841.3	$3,807.7	$3,850.2
Amounts due from sales of receivables	352.9	343.6	352.7	652.3	290.3	473.9
Restricted cash and cash equivalents	360.4	455.4	480.0	609.0	592.5	330.7
Total assets	5,013.9	4,644.4	5,122.4	5,340.3	4,883.4	4,880.2
Senior and secured borrowings	4,216.1	3,955.9	4,464.1	4,608.9	4,315.9	4,140.4
Total liabilities and shareowner’s equity	5,013.9	4,644.4	5,122.4	5,340.3	4,883.4	4,880.2

INDEX

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2006, the Audit Committee of the Board of Directors dismissed our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”).

The audit reports of Deloitte on our financial statements as of and for the two years ended October 31, 2004 and October 31, 2003, neither contained any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as described in the following sentence.  The audit report of Deloitte on our consolidated financial statements for the year ended October 31, 2004 indicated that, as described in Note 2 to such consolidated financial statements, the consolidated financial statements for the two years ended October 31, 2003 and October 31, 2002 had been restated.

During the two years ended October 31, 2005 and October 31, 2004, and during the subsequent interim period through April 7, 2006, there was no “Disagreement” as that term is described in Item 304(a)(1)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during the years ended October 31, 2005 and October 31, 2004, or during the subsequent interim period through April 7, 2006, except as described in the following paragraphs.

Deloitte previously identified the following deficiencies in our internal controls that existed on October 31, 2004 and, that in Deloitte’s judgment, were considered to be material weaknesses: (i) the design of internal controls to appropriately apply certain generally accepted accounting principles at NFC that resulted in a restatement of the financial statements; and, (ii) the lack of timely resolution of outstanding reconciling items in NFC’s collection (suspense) account reconciliations.

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

In its letter, Deloitte stated that there was no disagreement as that term is described in Item 304(a)(l)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

Deloitte also made certain statements in its letter regarding “reportable events” as that term is described in Item 304(a)(l)(v) of Regulation S-K.  Deloitte stated in its letter that our disclosure contained “inaccurate or incomplete descriptions of significant matters which had already led us to substantially expand our audit scope prior to our dismissal.”  Those statements are summarized below under Accounting Matters:

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

In April 2006, the Audit Committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm.  We did not consult with KPMG in the past regarding the application of accounting principles to a specified transaction to the type of audit opinion that might be rendered on our consolidated financial statements, or as to any disagreement or reportable event as described in Item 304(a)(l)(iv) of Regulation S-K.

We authorized Deloitte to respond fully to the inquiries of KPMG concerning the subject matter of the foregoing.

Item 9A.  Controls and Procedures

Introduction

In connection with preparing our Annual Report on Form 10-K for each of the years in the three year period ended October 31, 2005, we began undertaking efforts to strengthen our disclosure controls and procedures as well as our internal control over financial reporting. We continue to invest significant time and resources in this regard and continue to engage in thoughtful and deliberate actions to understand and remediate weaknesses in both our procedures and our internal control over financial reporting. Some of the more significant actions we have implemented, or are in the process of implementing, include:

•
We re-emphasized the importance of internal controls and ethical behavior through more visible and consistent messaging across the organization. Under the direction of our Chief Executive Officer, our Chief Financial Officer and other members of our senior management are actively engaged in implementing efforts to address our control deficiencies and in promoting the importance of conducting business and accounting activities in compliance with our code of conduct.

•
We have made leadership changes, increased communication across the organization, increased our staff levels and changed accountabilities to better align with skills and experience. We are focused on developing the competency of our finance and accounting team by updating GAAP-compliant policies and procedures, increasing formal and informal training, and augmenting our staff with outside expertise.

INDEX

•
We availed ourselves of the heavy investment made by NIC in Sarbanes-Oxley compliance function to enable a more effective assessment and remediation process over the internal control over financial reporting. While investing in our own internal resources with respect to the Sarbanes-Oxley compliance function, NIC also outsourced fully the internal audit function to a nationally recognized public accounting firm to further the goal of increasing the function’s monitoring effectiveness.

•
We have continued the quarter governance meeting over information systems and the design of controls around those systems.  Under the guidance of NIC’s new Chief Information Officer (“CIO”), they have adopted and implemented Control Objectives for Information and related Technology (COBIT®), a recognized industry standard control framework, as the foundation of our design of information technology (“IT”) general controls and instilled more guidance and discipline regarding IT logical access and program changes.  The new CIO has responsibility for our IT function as well.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting. In addition to more systemic changes, we also have been targeting improvements in areas that require more tailored actions. These actions involve detailed processes and controls over specific accounting and reporting matters as more fully discussed in Management’s Report on Internal Control over Financial Reporting below.

The implementation of these organizational and other improvements has been valuable to our organization; however, not all of the actions discussed had occurred prior to October 31, 2007. Those actions that had occurred prior to that time led to remediation of some of the material weaknesses that were reported in our 2005 Annual Report Form 10-K.

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

Based on the material weaknesses identified below in Management’s Report on Internal Control over Financial Reporting, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, our disclosure controls and procedures were not effective.

To strengthen our disclosure controls and procedures, we, with the assistance of Navistar International Corporation (“NIC”), re-designed our management certification process to better identify matters that might require disclosure and to encourage accountability with respect to the accuracy of our disclosures. Our new process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to our SOX liaison, Chief Executive and Chief Financial Officer for assessment and resolution. We utilized this process in preparing this Annual Report on Form 10-K.  Our Chief Executive and Chief Financial Officer then make a representation to NIC on behalf of NFC.

Changes in Internal Control over Financial Reporting

As of October 31, 2007, we have remediated the following two previously reported material weaknesses:

Accounting Personnel.  Our remediation actions included:

•	strengthening our finance and accounting leadership team by replacing certain leaders, creating new positions, and changing reporting lines;

•
increasing the number of accounting personnel with appropriate levels of accounting knowledge, experience, and training to properly apply GAAP. Specifically, between October 31, 2005 and October 31, 2007, we hired 6 incremental finance and accounting staff.

INDEX

•	continued to retain outside consultants with appropriate expertise and training to supplement our accounting and finance staff;

•
engaging an independent organization that specializes in the creation of financial models to assist us in the development of various models necessary to value the various assets created as a result of securitization transactions; and

•
conducting or attending training provided by Navistar, Inc. and others on critical accounting matters such as securitization accounting, account reconciliations, intercompany reconciliations, fixed assets, internal controls, and others during 2006 and 2007.

Income Taxes.  Our remediation actions included:

•
In 2007, Navistar, Inc.’s tax group implemented procedures to improve their internal control effectiveness which included retaining the detailed schedules supporting our tax liability requirements; and

•
In 2007, an outside consulting firm was engaged by Navistar, Inc. to assist with the redesign of the process and controls and along with the internal audit function, to test the effectiveness of the redesigned and implemented controls.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company.

•
Provide reasonable assurance that (i)transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and provide reasonable assurance that (ii)receipts and expenditures of the company are being made in accordance with our management’s and our Board of Directors’ authorization.

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Our assessment identified material weaknesses, as described below.

INDEX

Therefore, we have concluded that our internal control over financial reporting was not effective as of October 31, 2007.  KPMG LLP has not audited the effectiveness of the company's internal control over financial reporting as of October 31, 2007, as Management’s report is not subject to attestation pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit us to provide only Management’s report in this Annual Report on Form 10-K.

We identified the following material weaknesses as of October 31, 2007:

•
Control Environment: Based on NIC’s shortfall in this area, we were not able to establish an adequately strong consciousness regarding ethics across all areas of the company and the importance of internal controls over financial reporting including adherence to GAAP. Because the control environment influences the control consciousness throughout the consolidated enterprise and is the foundation of all other components of internal control over financial reporting, this weakness in the overall control environment likely contributed to many of the other material weaknesses disclosed herein.

•	Accounting Policies and Procedures: We did not have an effective process for implementing, updating, disseminating, and monitoring GAAP-compliant accounting policies and procedures.

•	Internal Audit: Our internal audit department was not an effective monitoring control.

•
Information Technology: We did not consistently operate our newly designed IT general controls throughout the year. Specifically, controls were not operating sufficiently to consistently ensure computer operations functioned as designed, that access to certain financial applications and data was adequately restricted to authorized personnel and that program changes to particular financial applications were documented, tested, and moved into the production environment by individuals separate from the development function.

•
Journal Entries: We did not effectively operate our controls over the review, and approval of journal entries. Specifically, effective controls were not in place to verify that all journal entries were prepared with sufficient supporting documentation reviewed and approved by an appropriate level of management to ensure the completeness, accuracy, and appropriateness of the entries recorded in the accounting records.

•
Pension and Other Postretirement Benefits Accounting: We utilize the services of the pension and benefits group of Navistar, Inc. to address our pension accounting needs.  This group did not have sufficient monitoring controls and effective communications among the constituents responsible for providing underlying data, managing investments, reporting, and accounting for postretirement benefits.

If unremediated, our material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our financial statements in future financial periods.

Management’s Remediation Initiatives

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes-Oxley compliance function is responsible for working with NIC’s Sarbanes-Oxley compliance function by helping to develop and to monitor our short-term and long-term remediation plans. In addition, we will be assisting members of Navistar, Inc.’s Executive Council in their oversight of the necessary remedial changes to the overall design of our internal control environment and their evaluation of the root causes of all material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

INDEX

•
Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•
We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting training program.

•
We will continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•
We will continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access and program change.

•
We will continue to support our internal Management Representation Letter process to ensure the timely assessment of accounting and disclosure matters requiring our attention and to support our notification of matters to NIC.

Throughout our remediation process, we continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures include, but are not limited to:

•
Extending the financial reporting process, thereby allowing us to conduct additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting, and

•
Hiring additional resources and retaining outside consultants with relevant accounting experience, skills, and knowledge, working under our supervision and direction to assist with the account closing and financial statement preparation process.

With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2007 Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Item 9B.  Other Information

None

INDEX

PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

All fees payable to KPMG related to the audit of the consolidated financial statements for the years ended October 31, 2007 and 2006 were paid by Navistar, Inc.  NFC is charged an administrative fee by Navistar for administrative services.  Fees paid to KPMG relating to audit related fees rendered to us for the year ending October 31, 2007 and 2006 were $158.0 thousand and $116.0 thousand, respectively.

Audit Committee pre-approval policy

Information required by Item 14 of this Form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant related to our various receivable sales are incorporated herein by reference from NIC’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the caption “Audit Committee Report – Independent Auditor Fees”.

As part of this pre-approval process, our audit committee reviews the type of and fees for agreed upon procedures to be performed by our principal accountants and makes recommendations to NIC’s audit committee.

INDEX

PART IV

Item 15.  Exhibits, and Financial Statement Schedules and Report on Form 8K

Exhibits, Including Those Incorporated By Reference and Financial Statement Schedules

                       Exhibits Index:

3	Articles of Incorporation and By-Laws	E-1
4	Instruments Defining Rights of Security Holders, including Indentures	E-2
10	Material Contracts	E-3
12	Calculation of Ratio of Earnings to Fixed Charges	E-19
15	Financial Statement Schedules	E-20
21	Subsidiaries of the Registrant	E-23
31.1	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-24
31.2	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-26
32	CEO and CFO Certification Pursuant to Section 1350 of Chapter 1350 of Chapter 63 of Title 18 of the United States Code	E-28

Financial Statements

See Index to Financial Statements in Item 8.

Reports on Form 8-K

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: May 29, 2008	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	JOHN V. MULVANEY, SR. John V. Mulvaney, Sr.	Vice President, Chief Financial Officer and Treasurer; Director (Principal Financial Officer)	May 29, 2008

/s/	DAVID L. DERFELT David L. Derfelt	Vice President and Controller (Principal Accounting Officer)	May 29, 2008

/s/	PAMELA J. TURBEVILLE Pamela J. Turbeville	Chief Executive Officer; Director (Principal Executive Officer)	May 29, 2008

/s/	TERRY M. ENDSLEY Terry M. Endsley	Director	May 29, 2008

/s/	RICHARD C. TARAPCHAK Richard C. Tarapchak	Director	May 29, 2008

/s/	WILLIAM A. CATON William A. Caton	President; Director	May 29, 2008

/s/	ALICE M. PETERSON Alice M. Peterson	Director	May 29, 2008

INDEX