Form 10-Q
period 2008-01-31
NAVISTAR FINANCIAL CORP
filed 2008-06-27
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.            Yes          No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated filer	Accelerated filer
Non-Accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes                      No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2008, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Statements of Operations - Three Months Ended January 31, 2008 and 2007	3

	Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss) – Three Months Ended January 31, 2008 and 2007	4

	Consolidated Statements of Financial Condition - January 31, 2008 and October 31, 2007	5

	Consolidated Statements of Cash Flows - Three Months Ended January 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

	Signature	25

	Exhibit Index	26

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited )
Millions of dollars	For the Three Months Ended January 31
	2008	2007
Revenues
Retail notes and finance leases revenue	$61.3	$65.6
Operating leases revenue	5.6	6.1
Wholesale notes interest	4.5	9.8
Retail and wholesale accounts interest	7.4	6.4
Securitization income	9.9	28.4
Other revenues	8.3	7.1
Total revenues	97.0	123.4

Expenses
Cost of borrowing:
Interest expense	62.3	58.7
Other	2.3	2.2
Credit, collections and administrative	12.2	11.5
Provision for credit losses	4.6	0.6
Depreciation on operating leases	4.5	4.9
Derivative expense (income)	40.2	(6.0)
Other expenses (income)	0.7	(0.3)
Total expenses	126.8	71.6

Income (loss) before taxes	(29.8)	51.8
Income tax (benefit) expense	(10.6)	18.7
Net income (loss)	$(19.2)	$33.1

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3
2007 Activity:
Net income	-	-	33.1	-	33.1	$33.1
Balance at January 31, 2007	$1.6	$139.6	$492.9	$(1.7)	$632.4	$33.1

Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(19.2)	-	(19.2)	$(19.2)
Pension adjustment, (net of tax $0.2)	-	-	-	0.4	0.4	0.4
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at January 31, 2008	$1.6	$139.6	$90.6	$0.2	$232.0	$(18.8)

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of January 31, 2008	As of October 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$23.9	$10.6
Finance receivables, net of unearned income:
Finance receivables	3,541.6	3,544.5
Finance receivables from affiliates	194.0	212.1
Allowance for losses	(24.7)	(23.9)
Finance receivables, net	3,710.9	3,732.7

Amounts due from sales of receivables	205.8	319.1
Net accounts due from affiliates	87.4	60.1
Net investment in operating leases	75.0	78.3
Vehicle inventory	29.8	23.2
Restricted cash and cash equivalents	817.7	370.5
Unsecured loans to affiliates	25.0	60.0
Other assets	129.9	81.7
Total assets	$5,105.4	$4,736.2

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$4,653.5	$4,269.1
Other liabilities	219.9	199.0
Total liabilities	4,873.4	4,468.1

Shareowner’s equity
Capital stock (par value $1, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	139.6	139.6
Retained earnings	90.6	127.1
Accumulated other comprehensive income (loss), net of tax	0.2	(0.2)
Total shareowner’s equity	232.0	268.1
Total liabilities and shareowner’s equity	$5,105.4	$4,736.2

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Millions of dollars	For the Three Months Ended January 31
	2008	2007

Cash flow from operating activities:
Net income (loss)	$(19.2)	$33.1
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	2.9	2.9
Net loss on sale of equipment	0.9	0.3
Depreciation and amortization	5.4	6.0
Provision for credit losses	4.6	0.6
Net change in amounts due from sales of receivables	113.3	353.9
Net change in finance receivables - wholesale notes	(105.7)	43.1
Net change in finance receivables from affiliates - wholesale	(0.1)	9.8
Net change in net accounts due from affiliates	(27.3)	(61.5)
Net change in other assets and liabilities	(27.5)	(5.8)
Net cash (used in) provided by operating activities	(52.7)	382.4

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(192.4)	(342.6)
Net change in restricted cash and cash equivalents	(447.2)	290.6
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	322.8	325.7
Net change in finance receivables from affiliates - accounts	1.8	(4.3)
Net change in finance receivables - accounts	(31.6)	(104.1)
Proceeds from sale of vehicle inventory	12.0	3.9
Purchase of equipment leased to others	(5.3)	(10.0)
Proceeds from sale of equipment	4.1	5.6
Loan repayment from affiliates	35.0	-
Net cash (used in) provided by investing activities	(300.8)	164.8

Cash flow from financing activities:
Net change in bank credit facility, net of issuance costs	207.2	(260.5)
Principal payments on senior debt	(1.6)	(1.0)
Proceeds from issuance of secured borrowings, net of issuance costs	508.1	39.2
Payments on secured borrowings	(332.1)	(337.6)
Dividends paid to parent company	(14.8)	-
Net cash provided by (used in) financing activities	366.8	(559.9)

Change in cash and cash equivalents	13.3	(12.7)
Cash and cash equivalents, beginning of year	10.6	25.6
Cash and cash equivalents, end of period	$23.9	$12.9

Supplemental cash flow information:
Interest paid	$61.9	$59.7
Income taxes paid, net of refunds	54.0	7.4
Transfers of loans and leases to vehicle inventory	19.5	8.1

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the period ended January 31, 2008 are not necessarily indicative of the results for the full year. The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the NFC’s 2007  Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not have any earning assets located in foreign countries, nor do we derive revenues from any single customer that represents 10% or more of our total revenues.

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

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements

As of November 1, 2007, we have adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.  See Note 7, Income Taxes, for more information.

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations and cash flows:

SFAS 161 - In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 relates to disclosure requirements only and as such will not have an impact on our consolidated financial condition, results of operations or cash flows.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations, This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  Adoption of SFAS No. 141(Revised) is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

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

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

Receivables purchased by NFC from Navistar, Inc. for the quarters ended January 31, 2008, and 2007, were $0.9 billion and $1.5 billion, respectively.  Aggregate interest revenue from Navistar, Inc. was $21.3 million and $36.8 million in the quarters ended January 31, 2008 and 2007, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest on the consolidated statements of operations.

Finance Receivables and Operating Leases

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were $3.9 million and $0.2 million for the quarters ended January 31, 2008 and 2007, respectively.

Unsecured Loans to Affiliates

A working capital loan agreement was entered into on October 19, 2007, by and between NFC and Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”).  NFC agreed to lend up to an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month.  The unpaid principal balance was $25.0 million and $60.0 million at January 31, 2008 and at October 31, 2007, respectively.  Interest revenue on this loan recognized in the quarter ended January 31, 2008 was $1.0 million and there was no revenue recognized in the quarter ended January 31, 2007.  The interest income on the unsecured loans is reported as Other revenues on the consolidated statements of operations.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is primary beneficiary of variable interest entities related to certain Dealcor dealers at January 31, 2008 and 2007. These dealers’ operations are consolidated by NIC.  Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $3.0 million and $3.3 million for the quarters ended January 31, 2008 and 2007, respectively.  Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges.  Included in our consolidated statements of financial condition are the following net accounts due and finance receivables from affiliates (in millions):

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	January 31, 2008	October 31, 2007
Finance receivables from affiliates (Dealcor retail)	$161.2	$177.7
Finance receivables from affiliates (Dealcor wholesale)	32.8	34.4
Net accounts due from affiliates	87.4	60.1

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.   At January 31, 2008 and October 31, 2007, respectively no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):
	January 31, 2008	October 31, 2007
Retail notes, net of unearned income	$2,883.1	$3,012.3
Finance leases, net of unearned income	146.2	157.2
Wholesale notes held for sale	211.3	105.6
Accounts (includes retail and wholesale)	301.0	269.4
Finance receivables from affiliates, net of unearned income	194.0	212.1
Total finance receivables	3,735.6	3,756.6
Allowance for losses	(24.7)	(23.9)
Total finance receivables, net	$3,710.9	$3,732.7

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):
	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Year Ended October 31, 2007
Allowance for losses, beginning of period	$23.9	$15.3	$15.3
Provision for credit losses	4.6	0.6	19.6
Charge-offs charged to allowance	(3.8)	(0.2)	(11.0)
Allowance for losses, end of period	$24.7	$15.7	$23.9

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance receivables include the following amounts relating to impaired receivables (in millions):

	January 31, 2008	October 31, 2007
Impaired receivables with specific loss reserves	$41.1	$28.3
Impaired receivables without specific loss reserves	6.2	0.9
Impaired receivables guaranteed by Navistar, Inc.	22.3	8.9
Total impaired receivables	$69.6	$38.1

Specific loss reserves on impaired receivables	$3.6	$3.1
Average balance of impaired finance receivables	47.3	27.5
Balances with payment past due over 90 days	4.9	3.0

Impaired receivables include customers identified as “Critical Accounts” as a result of financial difficulties and other receivables on which earnings were suspended.  NFC continued to collect payments on certain impaired receivable balances.   At January 31, 2008, and October 31, 2007, respectively, impaired receivables included $13.3 million and $19.9 million for one dealer, with a specific loss reserve of $2.2 million at the end of both periods.   Final resolution of this dealer’s account was reached in the second quarter of 2008 and there was no additional loss recorded upon settlement.  Of the $47.3 million in impaired receivables not guaranteed by Navistar, Inc. as of January 31, 2008, $14.6 million is solely the responsibility of NFC and losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately on the consolidated statements of financial condition.  Net losses on the sale of these assets were $0.9 million and $0.3 million for the quarters ended January 31, 2008 and 2007, respectively, and are included in Other expenses (income).

The change in Vehicle inventory is summarized as follows (in millions):
	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Year Ended October 31, 2007
Vehicle inventory, beginning of period	$23.2	$5.2	$5.2
Net additions	19.5	8.1	49.6
Net book value of repossessed assets sold	(12.9)	(4.2)	(31.6)
Vehicle inventory, end of period	$29.8	$9.1	$23.2

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):
	January 31, 2008	October 31, 2007
Investment in operating leases	$122.0	$124.2
Less: Accumulated depreciation	(47.7)	(46.3)
Net investment in equipment under operating leases	74.3	77.9
Rent receivable net of reserve for past due operating leases	0.7	0.4
Net investment in operating leases	$75.0	$78.3

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  INCOME TAXES

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense.  Ordinary income refers to income (loss) from continuing operations before income tax expense excluding significant unusual or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates and adjustments to our valuation allowance due to a change in judgment concerning the realizability of deferred tax assets in future years.

Effective November 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), which prescribes a more-likely-than-not threshold for financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting on interim periods. The cumulative effect of applying this interpretation resulted in an increase to our liability for unrecognized tax benefits of $2.5 million with a corresponding decrease to retained earnings as of November 1, 2007.

As of November 1, 2007, after adoption of FIN No. 48, the amount of the liability for unrecognized tax benefits was $11.7 million, which, if recognized would favorably affect the income tax rate.

We continued our policy of recognizing interest and penalties as part of income tax expense.  Total interest and penalties accrued for in the consolidated statements of financial condition as of November 1, 2007 was $2.1 million.

While it is probable that the liability for unrecognized tax benefits may increase or decrease during the twelve months after adoption of FIN No. 48, we do not expect any such change would have a material effect on our financial condition and results of operations.

NFC and its subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its subsidiaries as if NFC filed its own consolidated return.  Income tax (benefit) expense  includes federal, state and foreign income taxes.

As of January 31, 2008 and October 31, 2007, we, as a subsidiary of NIC, are subject to examination in the United States federal tax jurisdiction for the years 1993 to 2007.  Also, as a subsidiary of NIC or as a separate filing entity, we are subject to examination in various state and foreign jurisdictions over a similar period.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	January 31, 2008	October 31, 2007	January 31, 2008	October 31, 2007
Bank credit facility at variable rates due July 2010	$1,235.8	$1,028.9	5.9%	6.8%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	4.5%	5.4%
Borrowings secured by asset-backed securities at various rates, currently between 2.5% to 5.7%, due serially through 2015	2,779.5	2,607.7	4.9%	4.8%
Borrowings secured by operating and finance leases due serially through November 2012 at rates, currently between 3.4% to 6.6%	138.2	132.5	5.1%	5.2%
Total senior and secured borrowings	$4,653.5	$4,269.1	5.1%	5.4%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of January 31, 2008, all legal funding requirements had been met.  We were not required to make contributions to our pension plans for fiscal year 2007 and did not make contributions for the three months ended January 31, 2008.  We currently do not anticipate additional contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits expense included on the consolidated statements of operations for the three months ended January 31 is comprised of the following (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	1.0	1.0	0.3	0.3
Amortization of cumulative losses	0.6	0.1	-	-
Less expected return on assets	(1.5)	(1.3)	(0.2)	(0.2)
Net postretirement benefits expense (income)	$0.2	$(0.1)	$0.1	$0.1

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of our employees.  The defined contribution plans contain a 401(k) feature and provides a company match.  Many participants covered by the plan receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million and $0.3 million for the three months ended January 31, 2008 and 2007, respectively.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of January 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $206.1 million, the total amount outstanding at that date.  As of October 31, 2007, NFC’s maximum guarantee exposure to this outstanding debt was $216.0 million, the total amount outstanding at that date.

Guarantees of Derivatives

NFC guaranteed derivative contracts for forward foreign currency contracts and interest rate swaps related to NFM.  NFC’s exposure is limited to the fair market value of these derivative contracts only in cases of default by NIC’s Mexican finance subsidiaries. The fair market value of the guaranteed derivatives as of January 31, 2008 and October 31, 2007, was $(0.2) million and $(0.1) million, respectively.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.   This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt with derivative financial instruments to convert the variable rate debt to fixed. These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with the change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on the consolidated statements of financial condition in Other assets and Other liabilities, respectively.

In connection with securitization transactions of retail notes completed during the three month period ended January 31, 2008, NFC entered into additional interest rate swap agreements.   The purpose and structure of these swaps is to convert the floating rate portion of the asset backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods and to protect NFC from interest rate volatility.

The fair value of NFC’s derivative financial instruments was comprised of derivative assets of $63.5 million and $20.2 million as of January 31, 2008 and October 31, 2007, respectively and derivative liabilities of $118.5 million and $37.6 million as of January 31, 2008 and October 31, 2007, respectively.

12. SECURITIZATION TRANSACTIONS

NFC finances receivables through various wholly-owned subsidiaries of NFC.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as a secured borrowing.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our retained interest and relates to credit risk only.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-balance sheet securitizations

NFC securitizes wholesale notes receivables and retail accounts receivables through off-balance sheet funding facilities.

The wholesale notes owner trust owned $900.1 million of wholesale notes and $90.9 million of marketable securities as of January 31, 2008, and $1.1 billion of wholesale notes and $85.2 million of marketable securities as of October 31, 2007.

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	January 31, 2008	October 31, 2007
Investor certificate	July 2008	$200.0	$200.0
Investor certificate	February 2010	212.0	212.0
Variable funding certificate (“VFC”)	November 2008	800.0	800.0
Total		$1,212.0	$1,212.0

The utilized portion of the VFC was $420.0 million and $570.0 million as of January 31, 2008, and October 31, 2007, respectively.  Our retained interest was $164.0 million as of January 31, 2008, and $200.4 million as of October 31, 2007.  In December 2007, the VFC expiration date was extended from January 2008 to November 2008.

The retail accounts facility owned $65.0 million of retail accounts and $17.5 million of marketable securities as of January 31, 2008, and $154.8 million of retail accounts and $26.0 million of marketable securities as of October 31, 2007.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	January 31, 2008	October 31, 2007
Conduit funding facility	August 2008	$100.0	$100.0
Funding utilized		(40.0)	(60.3)
Total availability		$60.0	$39.7

Our retained interest was $41.8 million as of January 31, 2008, and $118.7 million as of October 31, 2007.

For the three months ended January 31, 2008 and 2007, proceeds from the sale of wholesale notes receivables and retail accounts receivables were $809.5 million and $1.6 billion, respectively.

Amounts due from sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers a pool of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.   The maximum credit exposure under all receivable sale recourse provisions was $205.8 million and $319.1 million as of January 31, 2008 and October 31, 2007, respectively.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Amounts due from the sales of receivables are summarized as follows (in million):

	January 31, 2008	October 31, 2007
Excess seller’s interest	$188.0	$296.1
Interest only strip	7.9	11.3
Restricted cash reserves	9.9	11.7
Total amounts due from sales of receivables	$205.8	$319.1

The key economic assumptions used in valuing our retained interests are as follows:
	January 31, 2008	October 31, 2007
Discount rate (annual)	10.3 to 18.0%	10.3 to 18.8%
Estimated credit losses	0 to 0.18%	0 to 0.18%
Payment speed (percent of portfolio per month)	8.8 to 57.0%	9.9 to 69.2%

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the retail accounts facility securitization. No percentage for estimated credit losses were assumed for retail accounts facility as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of January 31, 2008 and October 31, 2007 (in millions):

January 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,883.1	$146.2	$956.1	$366.0	$349.3	$4,700.7
Less sold receivables – off-balance sheet	-	-	(744.8)	(65.0)	(155.3)	(965.1)
Total on-balance sheet	$2,883.1	$146.2	$211.3	$301.0	$194.0	$3,735.6

October 31, 2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,012.3	$157.2	$1,024.6	$424.2	$383.5	$5,001.8
Less sold receivables – off-balance sheet	-	-	(919.0)	(154.8)	(171.4)	(1,245.2)
Total on-balance sheet	$3,012.3	$157.2	$105.6	$269.4	$212.1	$3,756.6

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of  operations as follows (in millions):

	Quarter ended January 31, 2008	Quarter ended January 31, 2007

Fair value adjustments	$3.1	$6.5
Excess spread income	4.7	18.9
Servicing fees revenue	3.1	4.0
Losses on sales of receivables	(2.9)	(2.9)
Investment income	1.9	1.9
Securitization income	$9.9	$28.4

13. LEGAL PROCEEDINGS

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

14. SUBSEQUENT EVENTS

On March 3, 2008, we announced the relocation of the regional credit and retail collection functions from the Atlanta and Dallas areas to Schaumburg, Illinois.  In addition, we created a new wholesale operations group to focus on servicing dealer accounts, as well as a new asset management group to drive the effectiveness of the asset management process.  The expected cost/charge for this relocation is estimated to be $3.6 million.

In March 2008, we received an Acknowledgement and Consent from the lenders under the bank credit agreement (“Agreement”), whereby the filing of the audited financial statements for 2006 on Form 8K or information deemed sufficient by the SEC was deemed satisfactory to meet the requirements of the Agreement by the lenders.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our Annual Report on Form 10-K for the year ended October 31, 2007, including the consolidated financial statements and the accompanying notes presented therein. The information contained herein is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements during the period reported, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material impact on our future performance, as well as how certain accounting principles affect our consolidated financial statements.  [See Item 1A, Risk Factors, of our Annual Report on Form 10-K for year ended October 31, 2007, for a description of risks and uncertainties that could have a material impact on our results of operations, financial condition and liquidity.]

We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not have any earning assets located in foreign countries, nor do we derive revenues from any single customer that represents 10% or more of our total revenues.

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

During the quarter ended January 31, 2008, the traditional truck retail industry was depressed which negatively impacted unit volumes for Navistar, Inc.  As a result, our retail note and finance lease originations decreased by 21% from the first quarter 2007 originations and our total serviced receivable portfolio decreased by $301.1 million from October 31, 2007 balances.  We expect some improvement in the industry in the latter part of fiscal 2008.

Consolidated Comparison of Business Results

Balances as of January 31, 2008 compared to balances as of October 31, 2007.

Finance receivables (net of unearned income) decreased $21.0 million for the first quarter to a balance of $3.7 billion as of January 31, 2008.  Of the $21.0 million decrease, retail notes and finance leases decreased $140.2 million.  This was partially offset by wholesale notes which increased $105.7 million to a balance of $211.3 million as a result of fewer receivables being eligible to be sold into the wholesale notes owner trust because of dealer concentration limits.  Other net receivables increased $13.5 million for the same period.  Impaired receivables increased to $69.6 million at January 31, 2008 from $38.1 million at October 31, 2007 as the number of retail critical accounts increased as a result of the economic deterioration in the marketplace.

Amounts due from the sale of receivables was $205.8 million and $319.1 million as of January 31, 2008 and October 31, 2007, respectively.   The decrease was primarily a result of the decrease in retail accounts and wholesale notes sold into our securitization facilities and corresponding decreases to other assets and liabilities held by the facilities.

Restricted cash and cash equivalents were $817.7 and $370.5 as of January 31 2008 and October 31, 2007, respectively.   Of the $447.2 million increase, $55.7 million resulted from an increase in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) and $390.5 million from the increase in marketable securities in Truck Retail Instalment Paper Corporation (TRIP”).  There was a retail note securitization at the end of the first quarter of 2008 which resulted in fewer retail notes in the TRIP facility.  The facility is required to maintain a balance of $500.0 million of receivables and cash equivalents at all times.

Senior and secured borrowings were $4.7 billion and $4.3 billion as of January 31, 2008 and October 31, 2007, respectively.   Of the $384.4 million increase, $206.9 million was related to the increase in the use of the bank credit facility and the remainder was a result of $490.0 million in additional borrowings secured by asset backed securities partially offset by payments on existing borrowings.

Three month period ended January 31, 2008 compared to the three month period ended January 31, 2007.

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts that are accounted for on-balance sheet.    The $8.6 million decrease in financing revenue was a result of lower portfolio rates and lower average portfolio balances, particularly in wholesale, as originations decreased.   Wholesale notes interest continued to decline as dealer inventories returned to a more normal level after the 2006 engine emission pre-buy.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests.  Total Securitization income decreased by $18.5 million.   Fair value adjustments on retained interests decreased $3.4 million and excess spread income decreased by $14.2 million.  This was a result of a smaller average portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2008 was $3.7 million  higher resulting primarily from higher average debt balances.   Our weighted average interest rates on Senior and secured borrowings were 5.1%  and 5.4% for the respective periods in 2008 and 2007, which was the result of a 33% decline in LIBOR rates for that period which was partially offset by an increase in borrowing credit spreads.  In addition to the above items, we experienced a reduction in the net interest rate spread between our financing rates and the cost of our borrowings due to the timing of customer financing compared to our funding of our debt.

Provision for credit losses on receivables increased $4.0 million reflecting higher charge-offs plus increasing economic deterioration in the marketplace and an increase in specific reserves for high-risk accounts.  For the first quarter the portfolio statistics were as follows:  the retail three month rolling past dues over sixty days were 1.03% compared to .34% in the first quarter in 2007.  Repossessions as a percentage of average gross balances were 2.43% compared to .84% while the three month rolling losses to liquidation were 1.36% compared to 0.34%, all compared to the first quarter of 2007.  During the quarter, wholesale three month rolling past dues over 60 days were 1.20% compared to .32% in the first quarter of 2007 while twelve month rolling losses to liquidations were insignificant in both the first quarters of 2008 and 2007.  The allowance to finance receivable coverage ratio was .67%, .68% and .41% at January 31, 2008, October 31, 2007 and January 31, 2007, respectively.

Derivative expense (income) increased by $46.2 million primarily as a result of the decline in fair value of our interest rate swaps associated with the secured borrowings. The decline in fair value is the result of adverse changes in interest rate forward curves.  These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the decline in fair value is recorded as a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.

Other expense (income) increased by $1.0 million primarily as a result of increased losses on vehicle inventory disposals.

Income tax (benefit) expense includes federal, state and foreign income taxes.  Our effective tax rate was 35.6%, a decrease from 36.1 % as a result of reduced state income tax benefits.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $197.6 million and $249.3 during the three months ended January 31, 2008 and January 31, 2007, respectively.  NFC provided 11.1% and 11.8% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the three months ended January 31, 2008 and January 31, 2007, respectively.  NFC experienced a slight decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

Serviced wholesale notes balances, including portion from affiliates, were $1.1 billion and $1.2 billion as of January 31, 2008 and October 31, 2007, respectively.

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

Funding Facilities

NFC finances receivables through Navistar Financial Retail Receivables Corporation (“NFRRC”), Navistar Financial Security Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), Truck Retail Instalment Paper Corporation (“TRIP”) and International Truck Leasing Corporation (“ITLC”), all special purpose, wholly-owned subsidiaries of NFC.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our retained interest and relates to credit risk only.

We securitized through NFRRC $491.5 million of retail notes and finance leases and issued secured borrowings of $490.0 million during the three months ended January 31, 2008.  There were no retail note and finance lease securitizations in the first quarter of 2007.  Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $900.1 million of wholesale notes as of January 31, 2008, and $1.1 billion of wholesale notes as of October 31, 2007.

TRAC has financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, which expires on August 8, 2008.   The utilized portion of the TRAC funding facility was $40.0 million and $60.3 million, as of January 31, 2008 and October 31, 2007, respectively.

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. Prior to the end of first quarter there was a securitization out of TRIP resulting in the retail note and finance lease balance being reduced to zero as of January 31, 2008.   The retail note and finance lease balance was $443.4 million as of October 31, 2007.

ITLC was established to provide for the funding of certain leases.  During the three months ended January 31, 2008, ITLC received proceeds of $19.6 million in the form of on-balance sheet collateralized borrowings. As of January 31, 2008, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $133.1 million as compared to $124.7 million on October 31, 2007.

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

Availability under the revolver portion of the Agreement was as follows (in millions):

	January 31, 2008	October 31, 2007
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(627.5)	(419.0)
Mexican sub-revolver loan utilized	(80.0)	(100.0)
Total availability	$92.5	$281.0

NFC has obtained waivers, the most recent in November and December 2007, from the lenders who participate in the Agreement and from the banks in the private retail securitizations and the VFC portion of the wholesale note securitizations.  These waivers expire upon the earlier of November 30, 2008, or the date on which NIC and NFC each shall have timely filed a report on Form 10-K or Form 10-Q with the SEC, which will not occur prior to filing of the Form 10-Q for the third quarter of 2008.

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

In connection with our retail securitization transactions we enter into various derivative instruments (primarily swaps and caps) to convert our interest rate exposure on both the receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure from a floating rate to a fixed rate in order to better match the cash flow of the fixed rate receivables being hedged, and so that the net margin spreads over the life of the securitization are more predictable.  Given the dramatic decrease in interest rates from October 31, 2007 to April 30, 2008, the required periodic mark to market of the derivatives resulted in unfavorable non-cash adjustments of approximately $40.0 million and $38.0 million recorded in our consolidated statements of operations through the first quarter of fiscal 2008 and the first half of fiscal 2008, respectively.  While these derivatives provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost. Further movement in interest rates could change the mark-to-market adjustments of the fair values of the derivatives in future periods.

Credit Ratings

NFC’s credit ratings as of January 31, 2008, were as follows:
	Fitch	Standard and Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of February 2008	Negative	Negative

In July 2006, Moody’s withdrew its credit rating for both NIC and NFC.  In January 2006, Standard and Poor’s changed its outlook to Negative from Stable. During February and May 2008, Standard and Poor’s and Fitch, respectively, removed both NIC and NFC from the credit watch with negative implications while outlook remains Negative.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31, 2008 and October 31, 2007, the estimated fair value of the net assets would decrease by approximately $26.5 million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Item 4.  Controls and Procedures

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures.  Specifically, we are continuing our remediation efforts as described below under “Management’s Remediation Initiatives”.

Management’s Remediation Initiatives

We continue to make progress towards achieving the effectiveness of our disclosure controls and procedures.  Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediation our material weaknesses. Our Sarbanes-Oxley compliance function is responsible for working with NIC’s Sarbanes-Oxley team by helping to develop and monitor our short-term and long-term remediation plans.  In addition, we continue assisting members of Navistar, Inc.’s Executive Council in their oversight of the necessary remedial changes to the overall design of our internal control environment and their evaluation of the root causes of all material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•
Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

•
We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting training program.

•
We continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access and program change.

•
We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•
We continue to support our internal Management Representation Letter process to ensure the timely assessment of accounting and disclosure matters requiring our attention and to support our notification of matters to NIC.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.       Exhibits

Any exhibits filed herewith are listed in the accompanying index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: June 27, 2008	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

Exhibit index

3 3.1 3.2 3.3
Articles of Incorporation and By-Laws (incorporated by reference):

Restated Certificate of Incorporation of Navistar Financial Corporation (as amended and in effect on December 15, 1987).  Filed on Form 8-K dated December 17, 1987.  Commission File No.  001-04146.

The By-Laws of Navistar Financial Corporation (as amended February 29, 1988).  Filed on Form 10-K dated January 19, 1989.  Commission File No.  001-04146.

Amendment to the By-Laws of Navistar Financial Corporation.  Filed as Exhibit 3.1 on Form 10-K dated December 18, 2003.  Commission File No.  001-04146.

10	Material Contracts The following documents of Navistar Financial Corporation (“the Corporation”) are incorporated herein by reference:
10.1
Waiver dated November 20, 2007 to the Master Purchase Agreement dated as of June 30, 2004 between Banc of America  Leasing & Capital, LLC and International Truck Leasing Corporation.   Filed as Exhibit 10.10 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.2
Note Purchasing Agreement, dated as of November 28, 2007, among Navistar Financial Retail Receivables Corporation, as Seller, Navistar Financial Corporation, individually and as Servicer, Citicorp North America, Inc., as Agent for the Investors, CAFCO, LLC and CRC Funding, LLC as the Conduit Investors, and Citibank, N.A., as Committed Investor.   Filed as Exhibit 10.1 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146

10.3
Pooling Agreement dated as of November 28, 2007 between Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2007-C Owner Trust, as Issuer.  Filed as Exhibit 10.2 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146.

10.4
Indenture dated as of November 28, 2007, between Navistar Financial 2007-C Owner Trust, as Issuer, and The Bank of New York, as the Indenture Trustee.   Filed as Exhibit 10.3 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146.

10.5
Trust Agreement, dated as of November 28, 2007, between Navistar Financial Retail Receivables Corporation, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee.   Filed as Exhibit 10.4 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146.

10.6
Purchase Agreement, dated November 28, 2007, among Navistar Financial Retail Receivables Corporation, The Bank of New York, as Indenture Trustee, Navistar Financial 2007-C Owner Trust, as Issuer, and Navistar Financial Corporation, as Servicer.  Filed as Exhibit 10.5 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146.

10.7
Servicing Agreement, dated November 28, 2007, among Navistar Financial Retail Receivables Corporation, The Bank of New York, as Indenture Trustee, Navistar Financial 2007-C Owner Trust, as Issuer and Navistar Financial Corporation, as Servicer.  Filed as Exhibit 10.6 to the Corporation’s Form 8-K on November 28, 2007. Commission File No. 001-04146.

10.8
Fourth Waiver dated November 28, 2007 to the Receivable Sale Agreement dated April 8, 2004, among Navistar Financial Corporation, as Transferor, and Truck Retail Accounts Corporation, as Transferee.  Filed as Exhibit 10.11 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.9
FIFTH WAIVER, dated as of November 28, 2007 (this “Waiver”), to the Amended and Restated Credit Agreement, dated as of July 1, 2005 (as heretofore amended, supplemented or otherwise modified, the “Credit Agreement”), among Navistar Financial Corporation, a Delaware corporation, Arrendadora Financiera Navistar, S.A. de C.V., Organizacion Auxiliar del Credito, a Mexican corporation, Servicios Financieros Navistar, S.A. de C.V., Sociedad Financiera de Objeto Limitado, a Mexican corporation, and Navistar Comercial, S.A. de C.V., a Mexican corporation (each, a “Borrower” and collectively, the “Borrowers”), the several lenders from time to time parties thereto (the “Lenders”), JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), Bank of America, N.A., as syndication agent (in such capacity, the “Syndication Agent”), and The Bank of Nova Scotia, as documentation agent (in such capacity, the “Documentation Agent”).   Filed as Exhibit 10.01 to the Corporation’s Form 8-K on December, 14, 2007.   Commission File No. 001-04146.

10.10
Ninth Waiver (this “Waiver”), dated November 28, 2007 to the Receivable Purchase Agreement dated April 8, 2004, among Truck Retail Accounts Corporation, a Delaware corporation (“Seller”), Navistar Financial Corporation, a Delaware corporation (“Navistar”), as initial Servicer (Navistar, together with Seller, the “Seller Parties” and each a “Seller Party”), the entities set forth on the signature pages to this Agreement (together with any of their respective successors and assigns hereunder, the “Financial Institutions”), JS Siloed Trust as assignee of Jupiter Securitization Company LLC (“Trust”), and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers.    Filed as Exhibit 10.11 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.11
Waiver dated December 6, 2007 to the Receivables Purchase Agreement dated as of July 30, 2004 among Navistar Retail Receivables Corporation, as Seller, Navistar Financial Corporation, as Servicer, Thunder Bay Funding LLC, as Company, and Royal Bank of Canada, as Agent.   Filed as Exhibit 10.7 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.12
Waiver dated December 6, 2007 to the Receivables Purchase Agreement dated as of April 29, 2005 among Navistar Financial Retail Receivables Corporation, as Seller, Navistar Financial Corporation, as Servicer, Thunder Bay Funding LLC, as Company, and Royal Bank of Canada, as Agent.  Filed as Exhibit 10.8 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.13
Waiver dated December 6, 2007 to the Indenture dated as of  September 1, 2006 (as amended, the "Indenture") between Navistar Financial 2006-ARC Owner Trust, a Delaware statutory trust, and LaSalle Bank National Association, a national banking association, as indenture trustee (in such capacity, the "Indenture Trustee"), (b) the Note Purchase Agreement dated as of September 1, 2006 (the "Note Purchase Agreement"), among Navistar Financial Retail Receivables Corporation (the "Seller"), Navistar Financial Corporation ("NFC"), Amsterdam Funding Corporation, as a Conduit Investor, and ABN AMRO Bank, N.V., as Funding Agent and an Alternate Investor , (c) the Servicing Agreement dated as of September 1, 2006 (the "Servicing Agreement"), among Navistar Leasing Company, Harco Leasing Company, Inc., Navistar Financial Retail Receivables Corporation, The Bank of New York Trust Company, N.A., as Collateral Agent, JP Morgan Trust Company, National Association (as successor-in-interest to Bank One, National Association), as Portfolio Trustee, Navistar Financial 2006-ARC Owner Trust, as Issuer, NFC, as Servicer, and  LaSalle Bank, National Association, as Indenture Trustee, and (d) the ISDA Master Agreement dated as of September 1, 2006 between LaSalle Bank National Association (in such capacity, the "Swap Counterparty") and Navistar Financial Corporation. Filed as Exhibit 10.9 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.14
Waiver dated December  6, 2007 to the Note Purchase Agreement, dated as of October 20, 2006 (as in effect on the date hereof, the “Note Purchase Agreement”) among Navistar Financial Retail Receivables Corporation (“NFRRC”), as Seller, Navistar Financial Corporation, individually (“NFC”) and as Servicer, Thunder Bay Funding, LLC, as Conduit Investor, and Royal Bank of Canada, as Agent and (ii) the Servicing Agreement, dated as of October 20, 2006, among NFRRC, Navistar Financial 2006-RBC Owner Trust, as Issuer, NFC, as Servicer, and The Bank of New York, as Indenture Trustee.  Filed as Exhibit 10.4 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.15
Waiver dated December  6, 2007 to the Note Purchase Agreement, dated as of February 16, 2007 between Navistar Financial Retail Receivables Corporation ("NFRRC"), as Seller, Navistar Financial Corporation, as Servicer, Falcon Asset Securitization Company, LLC, and Park Avenue Receivables Company, LLC (as assignee of Jupiter Securitization Company, LLC), collectively, as the Conduit Investor, and JP Morgan Chase Bank, National Association, as Agent for the Investors and (ii) the Servicing Agreement, dated as of February 16, 2007, between NFRRC, Navistar Financial 2007-JPM Owner Trust, as Issuer, NFC, as Servicer, and The Bank of New York, as Indenture Trustee.  Filed as Exhibit 10.02 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.16
Waiver dated December 6, 2007 to the Note Purchase Agreement, dated as of June 22, 2007 (as in effect on the date hereof, the “Note Purchase Agreement”) among Navistar Financial Retail Receivables Corporation (“NFRRC”), as Seller, Navistar Financial Corporation, individually (“NFC”) and as Servicer, Liberty Street Funding, LLC, as the Conduit Investor, and The Bank of Nova Scotia, as Agent for the Investors and (ii) the Servicing Agreement, dated as of June 22, 2007, among NFRRC, Navistar Financial 2007-BNS Owner Trust, as Issuer, NFC, as Servicer, and The Bank of New York, as Indenture Trustee.  Filed as Exhibit 10.03 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.17
Waiver and Extension dated December 7, 2007 to the Amended and Restated Certificate Purchase Agreement, dated December 27, 2004 (this “Amendment”)  among Navistar Financial Securities Corporation (the “Seller”),  Navistar Financial Corporation (“Servicer”), Kitty Hawk Funding Corporation, (“KHFC”), as a Conduit Purchaser, Liberty Street Funding LLC (f/k/a Liberty Street Funding Corp. “Liberty Street”), as a Conduit Purchaser, The Bank of Nova Scotia (“BNS”), as a Managing Agent and a Committed Purchaser, and Bank of America, National Association (“Bank of America”), as a Managing Agent, the Administrative Agent and a Committed Purchaser.  Filed as Exhibit 10.6 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

10.18
Amendment dated December 7, 2007 to the Note Purchase Agreement, (this “Amendment”), among Navistar Financial Retail Receivables Corporation (the “Seller”), Navistar Financial Corporation (“Servicer”), Kitty Hawk Funding Corporation, (“KHFC”), as a Conduit Investor, and Bank of America, National Association (“Bank of America”), as Agent, the Administrator and an Alternate Investor.  Filed as Exhibit 10.5 to the Corporation’s Form 8-K on December 14, 2007.   Commission File No. 001-04146.

31 31.1 31.2	Rule 13a-14(a) and 15d-14(a) Certifications: Certification of Principal Executive Officer Certification of Principal Financial Officer

32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code