Form 10-Q
period 2008-04-30
NAVISTAR FINANCIAL CORP
filed 2008-06-27
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008
or
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

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Statements of Operations - Three Months and Six Months Ended April 30, 2008 and 2007	3

	Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss) – Six Months Ended April 30, 2008 and 2007	4

	Consolidated Statements of Financial Condition - April 30, 2008 and October 31, 2007	5

	Consolidated Statements of Cash Flows - Six Months Ended April 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

	Signature	26

	Exhibit Index	27

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Millions of dollars	For the Three Months Ended April 30		For the Six Months Ended April 30
	2008	2007	2008	2007
Revenues
Retail notes and finance leases revenue	$57.4	$65.9	$118.7	$131.5
Operating leases revenue	5.4	6.2	11.0	12.3
Wholesale notes interest	4.4	7.8	8.9	17.6
Retail and wholesale accounts interest	8.0	9.9	15.4	16.3
Securitization income	8.1	14.3	18.0	42.7
Other revenues	7.3	9.2	15.6	16.3
Total revenues	90.6	113.3	187.6	236.7

Expenses
Cost of borrowing:
Interest expense	46.8	59.2	109.1	117.9
Other	3.1	2.5	5.4	4.7
Credit, collections and administrative	18.0	13.1	30.2	24.6
Provision for credit losses	6.0	4.1	10.6	4.7
Depreciation on operating leases	4.0	4.6	8.5	9.5
Derivative expense (income)	(1.7)	6.2	38.5	0.2
Other expenses (income)	2.3	0.2	2.9	(0.1)
Total expenses	78.5	89.9	205.2	161.5

Income (loss) before taxes	12.1	23.4	(17.6)	75.2
Income tax (benefit) expense	4.8	8.5	(5.8)	27.2
Net income (loss)	$7.3	$14.9	$(11.8)	$48.0

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive
Income (Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3
2007 Activity:
Net income	-	-	48.0	-	48.0	$48.0
Pension liability adjustment	-	-	-	0.1	0.1	0.1
Cash dividend paid to parent company	-	-	(175.0)	-	(175.0)	-
Balance at April 30, 2007	$1.6	$139.6	$332.8	$(1.6)	$472.4	$48.1

Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(11.8)	-	(11.8)	$(11.8)
Pension adjustment, (net of tax $0.2)	-	-	-	0.4	0.4	0.4
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at April 30, 2008	$1.6	$139.6	$98.0	$0.2	$239.4	$(11.4)

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of April 30, 2008	As of October 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$26.1	$10.6
Finance receivables, net of unearned income:
Finance receivables	3,402.9	3,544.5
Finance receivables from affiliates	176.5	212.1
Allowance for losses	(23.3)	(23.9)
Finance receivables, net	3,556.1	3,732.7

Amounts due from sales of receivables	240.1	319.1
Net accounts due from affiliates	46.3	60.1
Net investment in operating leases	68.3	78.3
Vehicle inventory	46.7	23.2
Restricted cash and cash equivalents	691.2	370.5
Unsecured loans to affiliates	-	60.0
Other assets	117.3	81.7
Total assets	$4,792.1	$4,736.2

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$4,352.7	$4,269.1
Other liabilities	200.0	199.0
Total liabilities	4,552.7	4,468.1

Shareowner’s equity
Capital stock (par value $1, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	139.6	139.6
Retained earnings	98.0	127.1
Accumulated other comprehensive income (loss), net of tax	0.2	(0.2)
Total shareowner’s equity	239.4	268.1
Total liabilities and shareowner’s equity	$4,792.1	$4,736.2

See Notes to Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Millions of dollars	For the Six Months Ended April 30
	2008	2007

Cash flow from operating activities:
Net income (loss)	$(11.8)	$48.0
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	6.7	4.8
Net loss on sale of equipment	1.6	0.7
Depreciation and amortization	12.1	12.6
Provision for credit losses	10.6	4.7
Net change in amounts due from sales of receivables	79.0	354.1
Net change in finance receivables - wholesale notes	(187.2)	14.9
Net change in finance receivables from affiliates - wholesale	(3.2)	29.9
Net change in net accounts due from affiliates	13.8	(17.6)
Net change in other assets and liabilities	(36.9)	13.7
Net cash (used in) provided by operating activities	(115.3)	465.8

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(406.9)	(647.5)
Net change in restricted cash and cash equivalents	(320.7)	171.0
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	668.9	643.4
Net change in finance receivables from affiliates - accounts	5.1	(9.6)
Net change in finance receivables - accounts	26.0	(134.3)
Proceeds from sale of vehicle inventory	31.5	3.5
Purchase of equipment leased to others	(9.6)	(12.6)
Proceeds from sale of equipment	11.1	9.6
Loans to affiliates	(10.0)	(50.0)
Loan repayment from affiliates	70.0	50.0
Net cash provided by investing activities	65.4	23.5

Cash flow from financing activities:
Net change in bank credit facility, net of issuance costs	251.0	(339.0)
Proceeds from issuance of senior debt, net of issuance costs	-	217.2
Principal payments on senior debt	(3.1)	(2.0)
Proceeds from issuance of secured borrowings, net of issuance costs	811.3	825.4
Payments on secured borrowings	(979.0)	(1,016.7)
Dividends paid to parent company	(14.8)	(175.0)
Net cash provided by (used in) financing activities	65.4	(490.1)

Change in cash and cash equivalents	15.5	(0.8)
Cash and cash equivalents, beginning of year	10.6	25.6
Cash and cash equivalents, end of period	$26.1	$24.8

Supplemental cash flow information:
Interest paid	$113.8	$118.0
Income taxes paid, net of refunds	54.7	8.0
Transfers of loans and leases to vehicle inventory	56.6	22.1

See Notes to Consolidated Financial Statements

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the period ended April 30, 2008 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the NFC’s 2007  Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
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

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

 Receivables purchased by NFC from Navistar, Inc. for the six months ended April 30, 2008, and 2007, were $2.0 billion and $2.7 billion, respectively.  Aggregate interest revenue from Navistar, Inc. was $38.6 million and $69.2 million in the six months ended April 30, 2008 and 2007, respectively and $17.3 million and $32.4 million for the three months ended April 30, 2008 and 2007, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest on the consolidated statements of operations.

Finance Receivables and Operating Leases

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were $4.8 million and $2.4 million for the six months ended April 30, 2008 and 2007, respectively and $4.4 million and $1.9 million for the three months ended April 30, 2008 and 2007, respectively.

Unsecured Loans to Affiliates

A working capital loan agreement was entered into as of October 19, 2007, by and between NFC and Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”).  NFC agreed to lend up to an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month.

At April 30, 2008, the loan was fully repaid and at October 31, 2007 the unpaid principal balance was $60.0 million.  Interest revenue on this loan in the second quarter and six months ended April 30, 2008 was $0.5 million and $1.5 million, respectively.   There was no revenue recognized in the second quarter or in the six months ended April 30, 2007.  The interest income on the unsecured loan is reported as Other revenues on the consolidated statements of operations.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is primary beneficiary of variable interest entities related to certain Dealcor dealers at April 30, 2008 and 2007. These dealers’ operations are consolidated by NIC.  Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $5.1 million and $7.3 million for the six months ended April 30, 2008 and 2007, respectively and $2.1 million and $4.0 million for the three months ended April 30, 2008 and 2007, respectively.  Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates (in millions):

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

	April 30, 2008	October 31, 2007
Finance receivables from affiliates (Dealcor retail)	$144.0	$177.7
Finance receivables from affiliates (Dealcor wholesale)	32.5	34.4
Net accounts due from affiliates	46.3	60.1

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.  At April 30, 2008 and October 31, 2007, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	April 30, 2008	October 31, 2007
Retail notes, net of unearned income	$2,735.2	$3,012.3
Finance leases, net of unearned income	131.5	157.2
Wholesale notes held for sale	292.8	105.6
Accounts (includes retail and wholesale)	243.4	269.4
Finance receivables from affiliates, net of unearned income	176.5	212.1
Total finance receivables	3,579.4	3,756.6
Allowance for losses	(23.3)	(23.9)
Total finance receivables, net	$3,556.1	$3,732.7

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	Year Ended October 31, 2007
Allowance for losses, beginning of period	$24.6	$15.7	$23.9	$15.3	$15.3
Provision for credit losses	6.0	4.1	10.6	4.7	19.6
Charge-offs charged to allowance	(7.3)	(4.3)	(11.2)	(4.5)	(11.0)
Allowance for losses, end of period	$23.3	$15.5	$23.3	$15.5	$23.9

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

Finance receivables include the following amounts relating to impaired receivables (in millions):
	April 30, 2008	October 31, 2007
Impaired receivables with specific loss reserves	$26.5	$28.3
Impaired receivables without specific loss reserves	5.5	0.9
Impaired receivables guaranteed by Navistar, Inc.	8.6	8.9
Total impaired receivables	$40.6	$38.1

Specific loss reserves on impaired receivables	$3.0	$3.1
Average balance of impaired finance receivables	40.5	27.5
Balances with payment past due over 90 days	4.1	3.0

Impaired receivables include customers identified as “Critical Accounts” as a result of financial difficulties and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  At April 30, 2008 and October 31, 2007, respectively, impaired receivables included $3.0 million and $19.9 million for one dealer, with a specific loss reserve of $2.2 million at the end of both periods.  Final resolution of this dealer’s account was reached in the second quarter of 2008 and there was no additional loss recorded upon settlement.  Of the $32.0 million in impaired receivables not guaranteed by Navistar, Inc. as of April 30, 2008, $6.5 million is solely the responsibility of NFC and losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately on the consolidated statements of financial condition.  Net losses on the sale of these assets were $0.7 million and $0.4 million for the three month periods ended April 30, 2008 and 2007 and $1.6 million and $0.7 million for the six month periods ended April 30, 2008 and 2007, respectively, and are included in Other expenses (income).

The change in Vehicle inventory is summarized as follows (in millions):

	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	Year Ended October 31, 2007
Vehicle inventory, beginning of period	$23.2	$5.2	$5.2
Net additions	56.6	22.1	49.6
Net book value of repossessed assets sold	(33.1)	(12.3)	(31.6)
Vehicle inventory, end of period	$46.7	$15.0	$23.2

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	April 30, 2008	October 31, 2007
Investment in operating leases	$110.7	$124.2
Less: Accumulated depreciation	(43.0)	(46.3)
Net investment in equipment under operating leases	67.7	77.9
Rent receivable net of reserve for past due operating leases	0.6	0.4
Net investment in operating leases	$68.3	$78.3

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

Effective November 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), which prescribes a more-likely-than-not threshold for financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting on interim periods.  The cumulative effect of applying this interpretation resulted in an increase to our tax liability for unrecognized tax benefits of $2.5 million with a corresponding decrease to retained earnings as of November 1, 2007.

As of November 1, 2007, after adoption of FIN No. 48, the amount of the liability for unrecognized tax benefits was $11.7 million which, if recognized, would favorably affect the income tax rate.

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

As of April 30, 2008 and October 31, 2007, we, as a subsidiary of NIC, are subject to examination in the United States federal tax jurisdiction for the years 1993 to 2007. Also, as a subsidiary of NIC or as a separate filing entity, we are subject to examination in various state and foreign jurisdictions over a similar period.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	April 30, 2008	October 31, 2007	April 30, 2008	October 31, 2007
Bank credit facility at variable rates due July 2010	$1,276.8	$1,028.9	5.7%	6.8%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	3.0%	5.4%
Borrowings secured by asset-backed securities at various rates, currently between 2.5% to 5.7%, due serially through 2015	2,442.6	2,607.7	4.4%	4.8%
Borrowings secured by operating and finance leases due serially through June 2011 at rates, currently between 3.4% to 6.6%	133.3	132.5	4.9%	5.2%
Total senior and secured borrowings	$4,352.7	$4,269.1	4.6%	5.4%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of April 30, 2008, all legal funding requirements had been met.  We were not required to make contributions to our pension plans for fiscal year 2007 and did not make contributions for the three and six months ended April 30, 2008.  We currently do not anticipate additional contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits expense included on the consolidated statements of operations is comprised of the following (in millions):

	Three Months ended April 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	1.0	0.9	0.3	0.4
Amortization of cumulative losses	-	0.2	-	-
Less expected return on assets	(1.5)	(1.3)	(0.2)	(0.2)
Net postretirement benefits expense (income)	$(0.4)	$(0.1)	$0.1	$0.2

	Six Months ended April 30
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost for benefits earned during the period	$0.2	$0.2	$-	$-
Interest on obligation	2.0	1.9	0.6	0.7
Amortization of cumulative losses	0.6	0.2	-	-
Less expected return on assets	(3.0)	(2.6)	(0.4)	(0.4)
Net postretirement benefits expense (income)	$(0.2)	$(0.3)	$0.2	$0.3

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provides a company match.  Many participants covered by the plan receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.2 million and $0.2 million for the three months ended April 30, 2008 and 2007, respectively, and $0.5 million and $0.5 million for the six months ended April 30, 2008 and 2007, respectively.

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of April 30, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $174.6 million, the total amount outstanding at that date.  As of October 31, 2007, NFC’s maximum guarantee exposure to this outstanding debt was $216.0 million, the total amount outstanding at that date.

Guarantees of Derivatives

As of April 30, 2008, NFC guaranteed derivative contracts for forward foreign currency contracts and interest rate swaps related to NFM.  NFC’s exposure is limited to the fair market value of these derivative contracts only in cases of default by NIC’s Mexican finance subsidiaries. The fair market value of the guaranteed derivatives as of April 30, 2008 and October 31, 2007, was less than $0.1 million and $(0.1) million, respectively.

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

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with the change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on the consolidated statements of financial conditions in Other assets and Other liabilities, respectively.

In connection with securitization transactions of retail notes completed during the six month period ended April 30, 2008, NFC entered into additional interest rate swap agreements.  The purpose and structure of these swaps is to convert the floating rate portion of the asset backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods and to protect NFC from interest rate volatility.

The fair value of NFC’s derivative financial instruments was comprised of derivative assets of $48.8 million and $20.2 million as of April 30, 2008 and October 31, 2007, respectively and derivative liabilities of $94.5 million and $37.6 million as of April 30, 2008 and October 31, 2007, respectively.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

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

The wholesale notes owner trust owned $955.8 million of wholesale notes and $35.2 million of marketable securities as of April 30, 2008, and $1.1 billion of wholesale notes and $85.2 million of marketable securities as of October 31, 2007.

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	April 30, 2008	October 31, 2007
Investor certificate	July 2008	$200.0	$200.0
Investor certificate	February 2010	212.0	212.0
Variable funding certificate (“VFC”)	November 2008	800.0	800.0
Total		$1,212.0	$1,212.0

The utilized portion of the VFC was $420.0 million and $570.0 million as of April 30, 2008, and October 31, 2007, respectively.  Our retained interest was $163.9 million as of April 30, 2008, and $200.4 million as of October 31, 2007.  In December 2007, the VFC expiration date was extended from January 2008 to November 2008.

The retail accounts facility owned $110.9 million of retail accounts and $8.9 million of marketable securities as of April 30, 2008, and $154.8 million of retail accounts and $26.0 million of marketable securities as of October 31, 2007.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	April 30, 2008	October 31, 2007
Conduit funding facility	August 2008	$100.0	$100.0
Funding utilized		(43.0)	(60.3)
Total availability		$57.0	$39.7

Our retained interest was $76.2 million as of April 30, 2008, and $118.7 million as of October 31, 2007.

For the three months ended April 30, 2008 and 2007, proceeds from the sale of wholesale notes receivables and retail accounts receivables were $1.0 billion and $1.2 billion, respectively.   For the six months ended April 30, 2008 and 2007, proceeds from the sale of wholesale notes receivables and retail accounts receivables were $1.8 billion and $2.8 billion, respectively.

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

Amount due from the sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers a pool of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum credit exposure under all receivable sale recourse provisions was $240.1 million and $319.1 million as of April 30, 2008 and October 31, 2007, respectively.

The Amounts due from the sales of receivables are summarized as follows (in millions):

	April 30, 2008	October 31, 2007
Excess seller’s interest	$222.1	$296.1
Interest only strip	8.1	11.3
Restricted cash reserves	9.9	11.7
Total amounts due from sales of receivables	$240.1	$319.1

The key economic assumptions used in valuing our retained interests are as follows:

	April 30, 2008	October 31, 2007
Discount rate (annual)	10.5 to 16.5%	10.3 to 18.8%
Estimated credit losses	0 to 0.18%	0 to 0.18%
Payment speed (percent of portfolio per month)	10.0 to 75.0%	9.9 to 69.2%

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of April 30, 2008 and October 31, 2007 (in millions):

April 30, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,735.2	$131.5	$1,113.0	$354.3	$312.1	$4,646.1
Less sold receivables – off-balance sheet	-	-	(820.2)	(110.9)	(135.6)	(1,066.7)
Total on-balance sheet	$2,735.2	$131.5	$292.8	$243.4	$176.5	$3,579.4

October 31, 2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,012.3	$157.2	$1,024.6	$424.2	$383.5	$5,001.8
Less sold receivables – off-balance sheet	-	-	(919.0)	(154.8)	(171.4)	(1,245.2)
Total on-balance sheet	$3,012.3	$157.2	$105.6	$269.4	$212.1	$3,756.6

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANANCIAL STATEMENTS
(Unaudited)

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of operations as follows (in millions):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007

Fair value adjustments	$2.0	$(0.9)	$5.1	$5.6
Excess spread income	6.2	11.7	10.9	30.6
Servicing fees revenue	2.7	3.7	5.8	7.7
Losses on sales of receivables	(3.8)	(1.9)	(6.7)	(4.8)
Investment income	1.0	1.7	2.9	3.6
Securitization income	$8.1	$14.3	$18.0	$42.7

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

14. SUBSEQUENT EVENTS

In May 2008, we received a third Acknowledgement and Consent from the lenders under the bank credit agreement (“Agreement”) that clarified certain definitions used to measure the fixed charge coverage ratio.

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

During the first half of the fiscal year 2008, the traditional truck retail industry was depressed which negatively impacted unit volumes for Navistar, Inc.  As a result, our retail note and finance lease originations decreased by 31% from the fiscal year 2007 originations and our total serviced receivable portfolio decreased by $355.7 million from October 31, 2007 balances.  We expect some improvement in the industry in the latter part of fiscal 2008.

Consolidated Comparison of Business Results

Balances as of April 30, 2008 compared to balances as of October 31, 2007

Finance receivables (net of unearned income) decreased $177.2 million to a balance of $3.6 billion as of April 30, 2008.  Of the $177.2 million decrease, retail notes and finance leases decreased $302.8 million which was the result of fewer acquisitions combined with customer payments.  This was partially offset by wholesale notes which increased $187.2 million to a balance of $292.8 million as a result of fewer receivables being eligible to be sold into the wholesale notes owner trust because of dealer concentration limits.  Other net receivables decreased $61.6 million for the same period.  Impaired receivables increased to $40.6 million at April 30, 2008 from $38.1 million at October 31, 2007.

Amounts due from the sale of receivables was $240.1 million and $319.1 million as of April 30, 2008 and October 31, 2007, respectively.   The decrease was primarily a result of the decrease in retail accounts and wholesale notes sold into our securitization facilities and corresponding decreases to other assets and liabilities held by the facilities.

Restricted cash and cash equivalents were $691.2 million and $370.5 million as of April 30, 2008 and October 31, 2007, respectively.  Of the $320.7 million increase, $10.0 million resulted from an increase in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) and $310.2 million from the increase in marketable securities in Truck Retail Instalment Paper Corporation (TRIP”). There was a retail note securitization at the end of the first quarter of 2008 which resulted in fewer retail notes in the TRIP facility.  The facility is required to maintain a balance of $500.0 million of receivables and cash equivalents at all times.

Senior and secured borrowings were $4.4 billion and $4.3 billion as of April 30, 2008 and October 31, 2007, respectively.  The increase was related to a $247.9 million increase in the use of the bank credit facility partially offset by a net decrease of $164.3 million in borrowings secured by asset backed securities.  The decrease was the net effect of $783.4 million in additional borrowings secured by asset backed securities which was offset by normal payments.  The payments included a repurchase of one securitization transaction for $55.7 million and other payments on existing borrowings.

Three month period ended April 30, 2008 compared to the three month period ended April 30, 2007

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts that are accounted for on-balance sheet.  Financing revenue was $13.8 million lower resulting from lower portfolio rates and lower average portfolio balances, particularly in wholesale, as originations decreased.  Wholesale note interest continued to decline as dealer inventories returned to a more normal level after the 2006 engine emission pre-buy.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Total Securitization income decreased by $6.2 million. Fair value adjustments on retained interests increased $2.9 million and excess spread income decreased by $5.5 million.  This was a result of a smaller average portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets.  Servicing fees and investment income also declined as a result of a smaller average portfolio.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2008 was $11.8 million lower as a result of lower average debt balances and lower borrowing rates.  Our weighted average interest rates on Senior and secured borrowings were 4.6% and 5.4% for the respective periods in 2008 and 2007 driven by lower LIBOR rates.  In addition to the above items, we experienced a reduction in the net interest rate spread between our financing rates and the cost of our borrowings due to the timing of customer financing compared to our funding of our debt.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $4.9 million primarily as a result of an accrual for costs related to relocation of the regional offices to Schaumburg of $3.6 million and an increase in consultant fees of $1.3 million for the quarter.

Provision for credit losses on receivables increased $1.9 million reflecting higher charge-offs plus increasing economic deterioration in the marketplace and an increase in specific reserves for high-risk accounts.  For the second quarter the portfolio statistics were as follows:  the retail three month rolling past dues over sixty days were .92% compared to .49% in the second quarter in 2007.  Repossessions as a percentage of average gross balances were 4.44% compared to 1.24% while the three month rolling losses to liquidation were 3.34% compared to 1.06%, all compared to the second quarter of 2007.  During the quarter, wholesale three month rolling past dues over sixty days were 1.06% compared to .21% in the second quarter of 2007 while twelve month rolling losses to liquidations were insignificant in both the second quarters of 2008 and 2007.  The allowance to finance receivable coverage ratio was .66%, .68%, and .41% at April 30, 2008 and October 31, 2007, and April 30, 2007, respectively.

Derivative expense (income) decreased $7.9 million primarily as a result of the required mark to market of our interest rate swaps associated with the secured borrowings which resulted in favorable non-cash adjustments as forward interest curves increased.  These curves take into consideration spot rates which significantly declined during the second quarter. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.

Other expenses (income) increased $2.1 million in 2008 primarily related to repossessed inventory write-downs of $2.0 million.  The write-downs reflect the declining values of certain used truck models as a result of the deteriorating economic environment and increasing fuel costs.

Income tax (benefit) expense includes federal, state and foreign income taxes.  Our effective tax rate increased from 36.2% to 39.7% as a result of increased state income and foreign tax expense.

 Six month period ended April 30, 2008 compared to the six month period ended April 30, 2007

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts that are accounted for on-balance sheet.  Financing revenue was $22.4 million lower resulting from lower portfolio rates and lower average portfolio balances, particularly in wholesale, as originations decreased.  Wholesale note interest continued to decline as dealer inventories returned to a more normal level after the 2006 engine emission pre-buy.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests.  Total Securitization income decreased by $24.7 million.  Decreased excess spread income based on a smaller average portfolio as well as margin compression from interest rate changes and the continued challenging credit markets contributed to the decline.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2008 was $8.1 million lower as a result of lower average debt balances and lower borrowing rates.  Our weighted average interest rates on Senior and secured borrowings were 4.6% and 5.4% for the respective periods in 2008 and 2007 driven by lower LIBOR rates.  In addition to the above items, we experienced a reduction in the net interest rate spread between our financing rates and the cost of our borrowings due to the timing of customer financing compared to our funding of our debt.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $5.6 million as a result of an accrual for costs related to relocation of the regional offices to Schaumburg of $3.6 million and an increase in consultant fees of $1.3 million.

Provision for credit losses on receivables increased $5.9 million for the six months ended April 30, 2008 reflecting higher charge-offs plus increasing economic deterioration in the marketplace.

Derivative expense (income) increased $38.3 million primarily as a result of the required mark to market of our interest rate swaps associated with the secured borrowings which resulted in unfavorable non-cash adjustments as forward curves decreased and additional swaps related to new transactions were entered into. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.

Other expenses increased $3.0 million in 2008 primarily related to repossessed inventory write-downs of $2.0 million.   The write-downs were the result of declining values to certain used truck models as a result of the deteriorating economic environment and increasing fuel costs.  In addition, $1.1 million of losses on the disposal of vehicle inventory was recognized in the first six months of fiscal year 2008.

Income tax (benefit) expense includes federal, state and foreign income taxes.  Our effective tax rate decreased from 36.2% to 32.9% as a result of reduced state income tax benefits and additonal foreign tax expense.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases was $416.5 million and $605.0 million during the six months ended April 30, 2008 and April 30, 2007, respectively.  NFC provided 11.4% and 11.8% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the six months ended April 30, 2008 and April 30, 2007, respectively.  NFC experienced a decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

Serviced wholesale notes balances, including portion from affiliates, were $1.3 billion and $1.2 billion as of April 30, 2008 and October 31, 2007, respectively.

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

Funding Facilities

NFC finances receivables through Navistar Financial Retail Receivables Corporation (“NFRRC”), Navistar Financial Security Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), NFC uses Truck Retail Instalment Paper Corporation (“TRIP”) and International Truck Leasing Corporation (“ITLC”), all special purpose, wholly-owned subsidiaries of NFC.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our retained interest and relates to credit risk only.

We securitized through NFRRC $305.5 million of retail notes and finance leases and issued secured borrowings of $293.4 million during the three months ended April 30, 2008.    Year-to-date we securitized $797.0 million of retail notes and finance leases and issued secured borrowings of $783.4 million. Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $955.8 million of wholesale notes as of April 30, 2008, and $1.1 billion of wholesale notes as of October 31, 2007.

TRAC has financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, which expires on August 8, 2008 The utilized portion of the TRAC funding facility was $43.0 million and $60.3 million as of April 30, 2008, and October 31, 2007, respectively.

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP therefore; TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of April 30, 2008 and October 31, 2007 NFC had $92.1 and $443.4 million, respectively, in retail notes and finance leases in TRIP.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During the three months ended April 30, 2008, ITLC received proceeds of $11.8 million in the form of on-balance sheet collateralized borrowings.  Year-to-date ITLC received proceeds of $31.4 million in the form of on-balance sheet collateralized borrowings. As of April 30, 2008, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $129.7 million as compared to $124.7 million on October 31, 2007.
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

Availability under the revolver portion of the Agreement was as follows (in millions):

	April 30, 2008	October 31, 2007
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(670.0)	(419.0)
Mexican sub-revolver loan utilized	-	(100.0)
Total availability	$130.0	$281.0

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

In connection with our retail securitization transactions we enter into various derivative instruments (primarily swaps and caps) to convert our interest rate exposure on both the receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure from a floating rate to a fixed rate in order to better match the cash flow of the fixed rate receivables being hedged, and so that the net margin spreads over the life of the securitization are more predictable.  Given the dramatic decrease in interest rates from October 31, 2007 to April 30, 2008, the required periodic mark to market of the derivatives resulted in (favorable) unfavorable non-cash adjustments of approximately ($2.0) million and $38.0 million recorded in our consolidated statements of operations for the second quarter of fiscal 2008 and the first half of fiscal 2008, respectively.  While these derivatives provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost. Further movement in interest rates could change the mark-to-market adjustments of the fair values of the derivatives in future periods.

Credit Ratings

NFC’s credit ratings as of April 30, 2008, were as follows:
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

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of April 30, 2008 and October 31, 2007, the estimated fair value of the net assets would decrease by approximately $24.3 million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment to the By-Laws of Navistar Financial Corporation.  Filed as Exhibit 3.1 on Form 10-K dated December 18, 2003.  Commission File No.  001-04146.

10 10.1 10.3 10.4 10.5 10.6 10.7
Material Contracts (incorporated by reference):

Note Purchase Agreement, dated as of April 25, 2008, among the Seller, Navistar Financial Corporation, individually and as servicer, JPMorgan Chase Bank, N.A., as agent for the investors, and JS Siloed Trust, as the conduit investor.  Filed as Exhibit 10.1 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146

Pooling Agreement dated as of April 25, 2008, between Navistar Financial Retail Receivables Corporation, as seller, and Navistar Financial 2008-A Owner Trust, as issuer.  Filed as Exhibit 10.2 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146.

Indenture, dated as of April 25, 2008, between Navistar Financial 2008-A Owner Trust, as issuer, and The Bank of New York, as indenture trustee.  Filed as Exhibit 10.3 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146.

Trust Agreement, dated as of April 25, 2008, between Navistar Financial Retail Receivables Corporation, as seller, and Deutsche Bank Trust Company Delaware, as owner trustee.  Filed as Exhibit 10.4 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146.

Purchase Agreement, dated as of April 25, 2008, between Navistar Financial Retail Receivables Corporation and Navistar Financial Corporation.  Filed as Exhibit 10.5 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146.

Servicing Agreement, dated April 25, 2008, among Navistar Financial Retail Receivables Corporation, The Bank of New York, as indenture trustee, Navistar Financial 2008-A Owner Trust, as issuer, and Navistar Financial Corporation, as servicer.  Filed as Exhibit 10.6 to the Corporation’s Form 8-K on May 1, 2008.   Commission File No. 001-04146.

31	Rule 13a-14(a) and 15d-14(a) Certifications: 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code