Form 10-Q
period 2008-07-31
NAVISTAR FINANCIAL CORP
filed 2008-09-04
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]          No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2008, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX

INDEX

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Millions of dollars	For the Three Months Ended July 31		For the Nine Months Ended July 31
	2008	2007	2008	2007
Revenues
Retail notes and finance leases revenue	$53.3	$66.5	$172.0	$198.0
Operating leases revenue	5.2	5.9	16.2	18.2
Wholesale notes interest	3.7	6.8	12.5	24.4
Retail and wholesale accounts interest	4.8	9.9	20.2	26.2
Securitization income	2.7	19.3	20.0	62.0
Other revenues	4.4	7.7	20.8	24.0
Total revenues	74.1	116.1	261.7	352.8

Expenses
Cost of borrowing:
Interest expense	38.3	60.4	147.4	178.3
Other	3.4	2.9	8.8	7.6
Credit, collections and administrative	13.4	13.5	43.6	38.1
Provision for credit losses	13.3	3.6	23.9	8.3
Depreciation on operating leases	4.3	4.4	12.8	13.9
Derivative expense (income)	1.1	(1.9)	39.6	(1.7)
Other expenses	2.2	0.5	5.1	0.4
Total expenses	76.0	83.4	281.2	244.9

Income (loss) before taxes	(1.9)	32.7	(19.5)	107.9
Income tax (benefit) expense	(0.5)	11.8	(6.3)	39.0
Net income (loss)	$(1.4)	$20.9	$(13.2)	$68.9

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive
Income (Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3
2007 Activity:
Net income	-	-	68.9	-	68.9	$68.9
Pension adjustment	-	-	-	0.1	0.1	0.1
Cash dividend paid to parent company	-	-	(275.0)	-	(275.0)
Balance at July 31, 2007	$1.6	$139.6	$253.7	$(1.6)	$393.3	$69.0

Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(13.2)	-	(13.2)	$(13.2)
Pension adjustment, (net of tax $0.3)	-	-	-	0.5	0.5	0.5
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)
Capital contribution from parent company	-	25.0	-	-	25.0
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)
Balance at July 31, 2008	$1.6	$164.6	$96.6	$0.3	$263.1	$(12.7)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of July 31, 2008	As of October 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$77.1	$10.6
Finance receivables, net of unearned income:
Finance receivables	2,996.0	3,544.5
Finance receivables from affiliates	166.6	212.1
Allowance for losses	(26.4)	(23.9)
Finance receivables, net	3,136.2	3,732.7

Amounts due from sales of receivables	263.4	319.1
Net accounts due from affiliates	19.0	60.1
Net investment in operating leases	77.3	78.3
Vehicle inventory	40.2	23.2
Restricted cash and cash equivalents	636.7	370.5
Unsecured loans to affiliates	-	60.0
Other assets	109.4	81.7
Total assets	$4,359.3	$4,736.2

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$3,926.2	$4,269.1
Other liabilities	170.0	199.0
Total liabilities	4,096.2	4,468.1

Shareowner’s equity
Capital stock (par value $1, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	164.6	139.6
Retained earnings	96.6	127.1
Accumulated other comprehensive income (loss), net of tax	0.3	(0.2)
Total shareowner’s equity	263.1	268.1
Total liabilities and shareowner’s equity	$4,359.3	$4,736.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Millions of dollars	For the Nine Months Ended July 31
	2008	2007

Cash flow from operating activities:
Net income (loss)	$(13.2)	$68.9
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	11.4	6.4
Net loss on sale of equipment	0.4	1.0
Depreciation and amortization	18.7	18.8
Provision for credit losses	23.9	8.3
Net change in amounts due from sales of receivables	55.7	416.5
Net change in finance receivables - wholesale notes	(49.4)	133.2
Net change in finance receivables from affiliates - wholesale	(3.3)	37.8
Net change in net accounts due from affiliates	41.1	(9.4)
Net change in other assets and liabilities	(58.8)	0.5
Net cash provided by operating activities	26.5	682.0

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(609.1)	(923.6)
Net change in restricted cash and cash equivalents	(266.2)	58.5
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	1,030.0	971.1
Net change in finance receivables from affiliates - accounts	10.9	(13.6)
Net change in finance receivables - accounts	103.2	(65.0)
Proceeds from sale of vehicle inventory	61.5	20.2
Purchase of equipment leased to others	(23.6)	(15.3)
Proceeds from sale of equipment	11.8	12.8
Loans to affiliates	(10.0)	(50.0)
Loan repayment from affiliates	70.0	50.0
Net cash provided by investing activities	378.5	45.1

Cash flow from financing activities:
Net change in bank credit facility, net of issuance costs	251.0	(500.9)
Proceeds from issuance of senior debt, net of issuance costs	-	217.2
Principal payments on senior debt	(219.7)	(3.6)
Proceeds from issuance of secured borrowings, net of issuance costs	1,049.9	884.0
Payments on secured borrowings	(1,429.9)	(1,060.0)
Dividends paid to parent company	(14.8)	(275.0)
Capital contribution from parent company	25.0	-
Net cash used in financing activities	(338.5)	(738.3)

Change in cash and cash equivalents	66.5	(11.2)
Cash and cash equivalents, beginning of period	10.6	25.6
Cash and cash equivalents, end of period	$77.1	$14.4

Supplemental cash flow information:
Interest paid	$153.3	$177.5
Income taxes paid, net of refunds	56.3	40.5
Transfers of loans and leases to vehicle inventory	78.9	31.1

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the three and nine month periods ended July 31, 2008 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the NFC’s 2007  Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current quarter’s financial statement presentation.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.   Adoption of SFAS No. 141(Revised) will not have an impact on our consolidated financial condition, results of operations or cash flows.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year and also elects to apply the provisions of SFAS No. 157.  We have not adopted SFAS 159 or SFAS 157 early.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial condition, results of operations or cash flows.

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

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

Receivables purchased by NFC from Navistar, Inc. for the three months ended July 31, 2008 and 2007, were $1.0 billion and $1.0 billion, respectively.  Receivables purchased by NFC from Navistar, Inc. for the nine months ended July 31, 2008, and 2007, were $2.9 billion and $3.8 billion, respectively.  Aggregate interest revenue from Navistar, Inc. was $13.3 million and $26.0 million in the three months ended July 31, 2008 and 2007, respectively, and $51.9 million and $95.1 million for the nine months ended July 31, 2008 and 2007, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations.

Finance Receivable,  Operating Leases and Vehicle Inventory

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were $6.7 million and $3.6 million for the nine months ended July 31, 2008 and 2007, respectively and $1.9 million and $1.1 million for the three months ended July 31, 2008 and 2007, respectively.  Impairment losses recorded by Navistar, Inc. on vehicle inventory for the three and nine months ended July 31, 2008 were $0.3 million and $1.5 million, respectively.   There were no impairment losses recorded on vehicle inventory in 2007.  Navistar, Inc. recorded losses on sales of vehicle inventory for the three months ended July 31, 2008 and 2007 of $2.3 million and $ $0.3 million, respectively.  Navistar, Inc. recorded losses on sales of vehicle inventory for the nine months ended July 31, 2008 and 2007 of $6.2 million and $ $1.0 million, respectively.

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances.  These guarantee fees for the three months and the nine months ended July 31, 2008 were $0.3 million and $0.6 million, respectively.  These guarantee fees for the three months and the nine months ended July 31, 2007, were $0.1 million and $0.4 million, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NIC’s Mexican finance subsidiaries.  Fees paid to NIC for the three and nine months periods ended July 31, of both 2008 and 2007, were $0.1 million and $0.3 million, respectively. No losses were incurred relating to the guarantees in 2008 or 2007.

Unsecured Loans to Affiliates

A working capital loan agreement was entered into as of October 19, 2007, by and between NFC and NFM.  NFC agreed to lend up to an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement would expire.

At July 31, 2008, no amounts were outstanding and at October 31, 2007 the unpaid principal balance was $60.0 million.  Interest revenue on this loan for the three months and nine months ended July 31, 2008 was $0.1 million

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $1.6 million, respectively.   There was no revenue recognized for the nine months ended July 31, 2007.  The interest income on the unsecured loan is reported as Other revenues in the consolidated statements of operations.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125.0% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders that confirmed that capital contributions from Navistar, Inc., if any, would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation.  A capital contribution of $25.0 million was made by Navistar, Inc. to NFC during the three months ended July 31, 2008 to maintain compliance with the 125% Fixed Charge Coverage Ratio.  No such contributions were made during the three and nine month periods ended July 31, 2007.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is primary beneficiary of variable interest entities related to certain Dealcor dealers at July 31, 2008 and 2007. These dealers’ operations are consolidated by NIC.  Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $11.3 million and $10.6 million for the nine months ended July 31, 2008 and 2007, respectively and $6.2 million and $3.3 million for the three months ended July 31, 2008 and 2007, respectively.  Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates (in millions):

	July 31, 2008	October 31, 2007
Finance receivables from affiliates (Dealcor retail)	$139.7	$177.7
Finance receivables from affiliates (Dealcor wholesale)	26.9	34.4
Net accounts due from affiliates	19.0	60.1

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.  At July 31, 2008 and October 31, 2007, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	July 31, 2008	October 31, 2007
Retail notes, net of unearned income	$2,549.0	$3,012.3
Finance leases, net of unearned income	125.8	157.2
Wholesale notes held for sale	155.0	105.6
Accounts (includes retail and wholesale)	166.2	269.4
Finance receivables from affiliates, net of unearned income	166.6	212.1
Total finance receivables	3,162.6	3,756.6
Allowance for losses	(26.4)	(23.9)
Total finance receivables, net	$3,136.2	$3,732.7

INDEX

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Year Ended October 31, 2007
Allowance for losses, beginning of period	$23.2	$15.4	$23.9	$15.2	$15.3
Provision for credit losses	13.3	3.6	23.9	8.3	19.6
Charge-offs charged to allowance	(10.1)	(3.2)	(21.4)	(7.7)	(11.0)
Allowance for losses, end of period	$26.4	$15.8	$26.4	$15.8	$23.9

Finance receivables include the following amounts relating to impaired receivables (in millions):

	July 31, 2008	October 31, 2007
Impaired receivables with specific loss reserves	$31.5	$28.3
Impaired receivables without specific loss reserves	4.0	0.9
Impaired receivables guaranteed by Navistar, Inc.	8.2	8.9
Total impaired receivables	$43.7	$38.1

Specific loss reserves on impaired receivables	$1.7	$3.1
Average balance of impaired finance receivables	39.8	27.5
Finance receivables over 60 days delinquent	36.8	23.3

Impaired receivables include customers identified as “Critical Accounts” as a result of financial difficulties and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  At October 31, 2007, impaired receivables included $19.9 million for one dealer, with a specific loss reserve of $2.2 million at the end of the year.  Final resolution of this dealer’s account was reached in the second quarter of 2008 and there was an additional $0.1 million loss recorded upon settlement in the third quarter.  At July 31, 2008, impaired receivables included $15.3 million for one retail customer, with a specific loss reserve of $0.1 million recorded by NFC and $4.8 million recorded by Navistar, Inc. Of the $35.5 million in impaired receivables not guaranteed by Navistar, Inc. as of July 31, 2008, $6.0 million is solely the responsibility of NFC and losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition.  Impairment losses recorded by NFC for the three and nine months ended July 31, 2008 were $1.7 million and $3.7 million, respectively.  There were no impairment losses recorded on vehicle inventory in 2007.  Certain impairment losses are allocated between NFC and Navistar, Inc. based on pre-established ratios.   Net gains (losses) on the sale of vehicles were $0.6 million and $(0.3) million for the three months ended July 31, 2008 and 2007, respectively.   Net losses on the sale of vehicles were $0.4 million and $1.0 million for the nine months ended July 31, 2008 and 2007, respectively.  Impairment losses and losses on the sale of vehicles are included in Other expenses in the consolidated statements of operations.

The change in Vehicle inventory is summarized as follows (in millions):

	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Year Ended October 31, 2007
Vehicle inventory, beginning of period	$23.2	$5.2	$5.2
Net additions	78.9	31.1	49.6
Net book value of assets sold	(61.9)	(21.2)	(31.6)
Vehicle inventory, end of period	$40.2	$15.1	$23.2

6.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	July 31, 2008	October 31, 2007
Investment in operating leases	$122.0	$124.2
Less: Accumulated depreciation	(45.6)	(46.3)
Net investment in equipment under operating leases	76.4	77.9
Rent receivable net of reserve for past due operating leases	0.9	0.4
Net investment in operating leases	$77.3	$78.3

7.  INCOME TAXES

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense.  Ordinary income refers to income (loss) from continuing operations before income tax expense excluding significant unusual or infrequently occurring items.  Beginning in the third quarter, we determined that we cannot reliably estimate annual projected taxes based on the potentially distortive effect of projected ordinary income.   Therefore year-to-date taxes on ordinary income are reported based upon results of operations through the third quarter.   The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.  Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates and adjustments to our valuation allowance following change in judgments concerning the realizability of deferred tax assets in future years.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our tax liability for unrecognized tax benefits of $2.5 million with a corresponding decrease to retained earnings as of November 1, 2007.

As of November 1, 2007, after adoption of FIN No. 48, the amount of the liability for unrecognized tax benefits was $11.7 million which, if recognized, would favorably affect the income tax rate.

Our policy is to recognize interest and penalties as part of income tax expense.  Total interest and penalties accrued for in the consolidated statements of financial condition as of November 1, 2007 were $2.1 million.

While it is probable that the liability for unrecognized tax benefits may increase or decrease during the twelve months after adoption of FIN No. 48, we do not expect any such change would have a material effect on our financial condition and results of operations.  Through the third quarter the liability for unrecognized tax benefits increased by $1.0 million for additions to tax, penalty and interest on existing uncertain tax positions.

NFC and its subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its subsidiaries as if NFC filed its own consolidated return.  Income tax (benefit) expense includes federal, state and foreign income taxes.   As a subsidiary of NIC or as a separate filing entity, we are subject to examination under federal and in various state and foreign jurisdictions for the years 1993 to 2007.

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	July 31, 2008	October 31, 2007	July 31, 2008	October 31, 2007
Bank credit facility at variable rates due July 2010	$1,060.2	$1,028.9	4.8%	6.8%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	2.5%	5.4%
Borrowings secured by asset-backed securities at various rates, currently between 3.5% to 5.7%, due serially through 2015	2,238.3	2,607.7	5.0%	4.8%
Borrowings secured by operating and finance leases due serially through June 2011 at rates, currently between 3.4% to 6.6%	127.7	132.5	4.9%	5.2%
Total senior and secured borrowings	$3,926.2	$4,269.1	4.6%	5.4%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of July 31, 2008, all legal funding requirements had been met.  We were not required to make contributions to our pension plans for fiscal year 2007 and did not make contributions for the three and nine months ended July 31, 2008.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits expense included in the consolidated statements of operations is comprised of the following (in millions):

	Three Months ended July 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	1.0	1.0	0.3	0.3
Amortization of cumulative losses	0.1	0.1	-	-
Less expected return on assets	(1.5)	(1.3)	(0.2)	(0.2)
Net postretirement benefits (income) expense	$(0.3)	$(0.1)	$0.1	$0.1

	Nine Months ended July 31
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost for benefits earned during the period	$0.3	$0.3	$-	$-
Interest on obligation	3.0	2.9	0.9	1.0
Amortization of cumulative losses	0.7	0.3	-	-
Less expected return on assets	(4.5)	(3.9)	(0.6)	(0.6)
Net postretirement benefits (income) expense	$(0.5)	$(0.4)	$0.3	$0.4

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provides a company match.  Many participants covered by the plan receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.2 million and $0.2 million for the three months ended July 31, 2008 and 2007, respectively, and $0.7 million and $0.7 million for the nine months ended July 31, 2008 and 2007, respectively.

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of July 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $213.4 million, the total amount outstanding at that date.  As of October 31, 2007, NFC’s maximum guarantee exposure to this outstanding debt was $216.0 million, the total amount outstanding at that date.

Guarantees of Derivatives

As of July 31, 2008, NFC guaranteed derivative contracts for forward foreign currency contracts and interest rate swaps of NFM.  NFC’s exposure is limited to any unfavorable fair market value of these derivative contracts only in cases of default by NFM.   There was no unfavorable fair market value of the guaranteed derivatives at July 31, 2008  and the unfavorable fair market value was $0.1 million at October 31, 2007.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with any change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded in the consolidated statements of financial conditions in Other assets and Other liabilities, respectively.

In connection with securitization transactions of retail notes completed during the nine month period ended July 31, 2008, NFC entered into additional interest rate swap agreements.  The purpose and structure of these swaps is to convert the floating rate portion of the asset backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods and to protect NFC from interest rate volatility.

The fair value of NFC’s derivative financial instruments was comprised of derivative assets of $38.8 million and $20.2 million as of July 31, 2008 and October 31, 2007, respectively, and derivative liabilities of $74.9 million and $37.6 million as of July 31, 2008 and October 31, 2007, respectively.

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

The wholesale notes owner trust owned $848.3 million of wholesale notes and $65.6 million of marketable securities as of July 31, 2008, and $1.1 billion of wholesale notes and $85.2 million of marketable securities as of October 31, 2007. On the maturity date, July 25, 2008, the wholesale note trust repaid $200.0 million of the investor certificate.

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	July 31, 2008	October 31, 2007
Investor certificate	July 2008	$-	$200.0
Investor certificate	February 2010	212.0	212.0
Variable funding certificate (“VFC”)	November 2008	800.0	800.0
Total		$1,012.0	$1,212.0

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The utilized portion of the VFC was $550.0 million and $570.0 million as of July 31, 2008, and October 31, 2007, respectively.  Our retained interest was $151.7 million as of July 31, 2008, and $200.4 million as of October 31, 2007.   In December 2007, the VFC expiration date was extended from January 2008 to November 2008.

The retail accounts facility owned $125.3 million of retail accounts and $23.3 million of marketable securities as of July 31, 2008, and $154.8 million of retail accounts and $26.0 million of marketable securities as of October 31, 2007.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	July 31, 2008	October 31, 2007
Conduit funding facility	October 2008	$100.0	$100.0
Funding utilized		(35.4)	(60.3)
Total availability		$64.6	$39.7

Our retained interest was $111.7 million as of July 31, 2008, and $118.7 million as of October 31, 2007.

In August 2008, the conduit funding facility expiration date was extended from August 2008 to October 2008.

For the three months ended July 31, 2008 and 2007, proceeds from the sale of wholesale notes receivables and retail accounts receivables were $1.2 billion and $1.1 billion, respectively.   For the nine months ended July 31, 2008 and 2007, proceeds from the sale of wholesale notes receivables and retail accounts receivables were $3.0 billion and $3.9 billion, respectively.

Amount due from the sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers a pool of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum credit exposure under all receivable sale recourse provisions was $263.4 million and $319.1 million as of July 31, 2008 and October 31, 2007, respectively.

The Amounts due from the sales of receivables are summarized as follows (in millions):

	July 31, 2008	October 31, 2007
Excess seller’s interest	$248.2	$296.1
Interest only strip	6.2	11.3
Restricted cash reserves	9.0	11.7
Total amounts due from sales of receivables	$263.4	$319.1

The key economic assumptions used in valuing our retained interests are as follows:

	July 31, 2008	October 31, 2007
Discount rate (annual)	10.6 to 18.5%	10.3 to 18.8%
Estimated credit losses	0.0 to 0.18%	0.0 to 0.18%
Payment speed (percent of portfolio per month)	10.3 to 83.0%	9.9 to 69.2%

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of July 31, 2008 and October 31, 2007 (in millions):

July 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,549.0	$125.8	$881.4	$291.5	$288.5	$4,136.2
Less sold receivables – off-balance sheet	-	-	(726.4)	(125.3)	(121.9)	(973.6)
Total on-balance sheet	$2,549.0	$125.8	$155.0	$166.2	$166.6	$3,162.6

October 31, 2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,012.3	$157.2	$1,024.6	$424.2	$383.5	$5,001.8
Less sold receivables – off-balance sheet	-	-	(919.0)	(154.8)	(171.4)	(1,245.2)
Total on-balance sheet	$3,012.3	$157.2	$105.6	$269.4	$212.1	$3,756.6

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income in the consolidated statements of operations as follows (in millions):

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007

Fair value adjustments	$0.3	$5.0	$5.4	$10.6
Excess spread income	3.6	10.5	14.5	41.1
Servicing fees revenue	2.5	3.0	7.6	10.7
Losses on sales of receivables	(4.7)	(1.6)	(11.4)	(6.4)
Investment income	1.0	2.4	3.9	6.0
Securitization income	$2.7	$19.3	$20.0	$62.0

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risk Factors

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward–looking statements only speak as of the date of this report and the company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions.  These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions.   For a further description of these factors, see Item 1A, Risk Factors included within our Form 10-K for year ended October 31, 2007, which was filed on May 29, 2008.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our Annual Report on Form 10-K for the year ended October 31, 2007, including the consolidated financial statements and the accompanying notes presented therein. The information contained herein is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements during the period reported, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material impact on our future performance, as well as how certain accounting principles affect our consolidated financial statements.

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

During the first nine months of the fiscal year 2008, the traditional truck retail industry was depressed which negatively impacted unit volumes for Navistar, Inc.  As a result, our retail note and finance lease originations decreased by 34.1% or $314.5 million from the fiscal year 2007 originations and our total serviced receivable portfolio decreased by 17.3% or $865.6 million from October 31, 2007 balances.  In addition, overall asset quality declined during the first nine months of fiscal year 2008 as charge-offs totaled $21.4 million, an increase of $13.7 million from fiscal year 2007, while the interest margin remained flat compared to fiscal year 2007.    Net repossessions increased 153.7% or $47.8 million compared to the first nine months of fiscal 2007.  We expect limited improvement in the industry in the fourth quarter of fiscal 2008.

INDEX

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the quarters and nine month periods ended July 31, 2008 and 2007, as prepared in accordance with U.S. GAAP for interim financial information (in millions).

	Three Months Ended July 31
	2008	2007	Change	% Change
Revenues
Financing revenue	$61.8	$83.2	$(21.4)	(25.7%)
Securitization income	2.7	19.3	(16.6)	(86.0%)
Operating leases and other revenue	9.6	13.6	(4.0)	(29.4%)
Total revenues	74.1	116.1	(42.0)	(36.2%)

Expenses
Cost of borrowing	41.7	63.3	(21.6)	(34.1%)
Credit, collections and administrative	13.4	13.5	(0.1)	(0.7%)
Provision for credit losses	13.3	3.6	9.7	269.4%
Depreciation on operating leases	4.3	4.4	(0.1)	(2.3%)
Derivative expense (income)	1.1	(1.9)	3.0	157.9%
Other expenses	2.2	0.5	1.7	340.0%
Total expenses	76.0	83.4	(7.4)	(8.9%)

Income (loss) before taxes	(1.9)	32.7	(34.6)	(105.8%)
Income tax (benefit) expense	(0.5)	11.8	(12.3)	(104.2%)
Net income (loss)	$(1.4)	$20.9	$(22.3)	(106.7%)

	Nine Months Ended July 31
	2008	2007	Change	% Change
Revenues
Financing revenue	$204.7	$248.6	$(43.9)	(17.7%)
Securitization income	20.0	62.0	(42.0)	(67.7%)
Operating leases and other revenue	37.0	42.2	(5.2)	(12.3%)
Total revenues	261.7	352.8	(91.1)	(25.8%)

Expenses
Cost of borrowing	156.2	185.9	(29.7)	(16.0%)
Credit, collections and administrative	43.6	38.1	5.5	14.4%
Provision for credit losses	23.9	8.3	15.6	188.0%
Depreciation on operating leases	12.8	13.9	(1.1)	(7.9%)
Derivative expense (income)	39.6	(1.7)	41.3	2,429.4%
Other expenses	5.1	0.4	4.7	1,175.0%
Total expenses	281.2	244.9	36.3	14.8%

Income (loss) before taxes	(19.5)	107.9	(127.4)	(118.1%)
Income tax (benefit) expense	(6.3)	39.0	(45.3)	(116.2%)
Net income (loss)	$(13.2)	$68.9	$(82.1)	(119.2%)

INDEX

Financing Revenue

Financing revenues is comprised of interest revenue from the following interest earning assets (in millions):

	Three Months Ended July 31
	2008	2007	Change	% Change

Retail notes and finance leases	$53.3	$66.5	$(13.2)	(19.8%)
Wholesale notes	3.7	6.8	(3.1)	(45.6%)
Retail and wholesale accounts	4.8	9.9	(5.1)	(51.5%)
Total financing revenue	$61.8	$83.2	$(21.4)	(25.7%)

	Nine Months Ended July 31
	2008	2007	Change	% Change

Retail notes and finance leases	$172.0	$198.0	$(26.0)	(13.1%)
Wholesale notes	12.5	24.4	(11.9)	(48.8%)
Retail and wholesale accounts	20.2	26.2	(6.0)	(22.9%)
Total financing revenue	$204.7	$248.6	$(43.9)	(17.7%)

Three month period ended July 31, 2008 compared to the three month period ended July 31, 2007

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts, as well as interest revenue from finance receivables from affiliates, that is accounted for on-balance sheet.  Financing revenue was $21.4 million lower resulting from a 1.1% decrease in portfolio rates as well as a $585.1 million decrease in the average portfolio balance, as originations decreased resulting from declines in industry demand from both the wholesale and retail sides of the business.

Securitization income represents all revenue components associated with off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Total Securitization income decreased by $16.6 million.  Excess spread income decreased by $6.9 million, losses on sales of receivables increased by $3.1 million and fair value adjustments on retained interests decreased $4.7 million.  These decreases were a result of a 27.8% decrease in the average sold portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets.  Servicing fees and investment income also declined as a result of the decrease in the average sold portfolio.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2008 was $21.6 million lower as a result of lower average debt balances and lower borrowing rates.  Our weighted average interest rates on Senior and secured borrowings were 3.7% and 5.5% for the respective periods in 2008 and 2007 primarily driven by lower LIBOR rates.  The average debt outstanding decreased by $250.5 million as funding needs decreased.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs decreased $0.1 million for the quarter.

Provision for credit losses on receivables increased $9.7 million reflecting increasing economic deterioration in the marketplace as delinquencies, impaired receivables and charge-offs increased, partially offset by a decrease in specific reserves for high-risk accounts and a decrease in retail notes and finance leases balances.

Derivative expense (income) increased $3.0 million primarily as a result of the required mark to market of our interest rate swaps associated with the secured borrowings which resulted in unfavorable non-cash adjustments as forward interest rate curves decreased.  These curves take into consideration spot rates which declined during the third quarter. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period

INDEX

cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.

Other expenses increased $1.7 million in 2008 primarily related to repossessed and residual inventory write-downs net of gains on sale of repossessed inventory.  The write-downs reflect the declining values of certain used truck models as a result of the deteriorating economic environment and increasing fuel costs.

Income tax (benefit) expense includes federal, state and foreign income taxes.  Our effective tax rate decreased from 36.1% to 26.3% primarily as a result of state income taxes.

 Nine month period ended July 31, 2008 compared to the nine month period ended July 31, 2007

Financing revenue includes interest revenue from retail notes, finance leases, wholesale notes and retail and wholesale accounts, as well as interest revenue from finance receivables from affiliates, that is accounted for on-balance sheet.  Financing revenue was $43.9 million lower resulting from a 0.7% decrease in portfolio rates as well as a $439.1 million decrease in the average portfolio balance, as originations decreased resulting from declines in industry demand from both the wholesale and retail sides of the business.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests.  Total Securitization income decreased by $42.0 million. Excess spread income decreased by $26.6 million, losses on sales of receivables increased by $5.0 million and fair value adjustments on retained interests decreased $5.2 million.  These decreases were a result of a 36.3% decrease in the average sold portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets.  Servicing fees and investment income also declined as a result of the decrease in the average sold portfolio.

Cost of borrowing primarily includes interest expense on debt financing. Cost of borrowing in 2008 was $29.7 million lower as a result of lower average debt balances and lower borrowing rates.  Our weighted average interest rates on Senior and secured borrowings were 4.6% and 5.4% for the respective periods in 2008 and 2007 driven by lower LIBOR rates.  The average debt outstanding decreased by $142.6 million as funding needs decreased.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $5.5 million  primarily as a result of an accrual for costs related to relocation of the regional offices to Schaumburg and an increase in consultant fees.

Provision for credit losses on receivables increased $15.6 million for the nine months ended July 31, 2008 reflecting increasing economic deterioration in the marketplace as delinquencies, impaired receivables and charge-offs increased, partially offset by a decrease in specific reserves for high-risk accounts and a decrease in retail notes and finance leases balances.

Derivative expense (income) increased $41.3 million primarily as a result of the required mark to market of our interest rate swaps associated with the secured borrowings which resulted in unfavorable non-cash adjustments as forward interest rate curves decreased and additional swaps related to new transactions were entered into. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost.  The swaps do provide us, however, with an economic hedge of the expected future interest cash flows associated with the secured borrowings.

Other expenses increased $4.7 million in 2008 primarily related to repossessed and residual inventory write-downs and losses.  The write-downs were the result of declining values of certain used truck models as a result of the deteriorating economic environment and increasing fuel costs.

Income tax (benefit) expense includes federal, state and foreign income taxes.  Our effective tax rate decreased from 36.1% to 32.3% primarily as a result of state income taxes.

INDEX

Asset Quality

	As of
	July 31, 2008	October 31, 2007	Change
Delinquencies
Retail notes & finance leases greater than 60 days.	1.0%	0.6%	0.4%
Wholesale notes greater than 60 days	0.4%	0.3%	0.1%
Wholesale accounts greater than 60 days	5.7%	5.8%	(0.1%)

Allowance to finance receivable coverage ratio	0.9%	0.7%	0.2%

Millions of dollars	Period Ended July 31
	2008	2007	Change
Charge-offs
Retail notes & finance leases charge-offs – Quarter to Date	$7.8	$2.2	$5.6
Retail notes & finance leases charge-offs – Year to Date	19.1	6.7	12.4

Wholesale notes charge-offs – Quarter to Date	$1.8	$1.0	$0.8
Wholesale notes charge-offs – Year to Date	1.8	1.0	0.8

Wholesale accounts charge-offs – Quarter to Date	$0.5	$0.0	$0.5
Wholesale accounts charge-offs – Year to Date	0.5	0.0	0.5

Retail notes & finance leases charge-offs to liquidations - Quarter to Date	0.5%	0.3%	0.2%
Retail notes & finance leases charge-offs to liquidations - Year to Date	1.0%	0.5%	0.5%

Wholesale notes charge-offs to liquidations - Quarter to Date	0.2%	0.1%	0.1%
Wholesale notes charge-offs to liquidations - Year to Date	0.1%	0.0%	0.1%

Retail notes and finance leases delinquencies greater than 60 days as of July 31, 2008 increased by 36 basis points from April 30, 2008 as a result of the continued deterioration in the marketplace.  Repossessions for the quarter totaled $29.5 million and retail notes and finance leases charge-offs recognized were $7.8 million.   Impaired receivables also increased by $3.1 million during the quarter.  As a result of these trends, we increased our general allowance coverage on the retail notes and finance leases portfolio by 21 basis points for the quarter ended July 31, 2008.

Charge-offs for the quarter related to wholesale notes and wholesale accounts were $2.3 million which related to the write off of amounts owed by one dealer.  A specific reserve for this dealer had been previously established at October 31, 2007.  The wholesale account general allowance coverage was increased by 48 basis points for the quarter ended July 31, 2008 as a result of an increase in over 90 day accounts.

The overall allowance to finance receivable coverage ratio was 0.7% as of October 31, 2007 and 0.9% at July 31, 2008.  The increase in the coverage ratio is a result of continued deterioration in asset quality.

INDEX

Financial Condition (in millions):

	As of
Millions of dollars	July 31, 2008	October 31, 2007	Change	% Change

Cash and cash equivalents	$77.1	$10.6	$66.5	627.4%
Finance receivables, net	3,136.2	3,732.7	(596.5)	(16.0%)
Amounts due from sales of receivables	263.4	319.1	(55.7)	(17.5%)
Net accounts due from affiliates	19.0	60.1	(41.1)	(68.4%)
Net investment in operating leases	77.3	78.3	(1.0)	(1.3%)
Vehicle inventory	40.2	23.2	17.0	73.3%
Restricted cash and cash equivalents	636.7	370.5	266.2	71.8%
Unsecured loans to affiliates	0.0	60.0	(60.0)	(100.0%)
Other assets	109.4	81.7	27.7	33.9%
Total assets	$4,359.3	$4,736.2	$(376.9)	(8.0%)

Senior and secured borrowings	$3,926.2	$4,269.1	$(342.9)	(8.0%)
Other liabilities	170.0	199.0	(29.0)	(14.6%)
Total liabilities	4,096.2	4,468.1	(371.9)	(8.3%)

Total shareowner’s equity	263.1	268.1	(5.0)	(1.9%)

Total liabilities and shareowner’s equity	$4,359.3	$4,736.2	$(376.9)	(8.0%)

Balances as of July 31, 2008 compared to balances as of October 31, 2007

Finance receivables (net of unearned income) decreased $596.5 million to a balance of $3.1 billion as of July 31, 2008.  Of the $596.5 million decrease, retail notes and finance leases decreased $494.7 million which was the result of fewer acquisitions combined with customer payments.  Accounts decreased an additional $103.2 million as a result of a decrease in production of Ford engines driven by industry demand. The retail declines were partially offset by an increase of $49.4 million in wholesale notes as dealer concentration limits restricted the level of receivables eligible for sale into the wholesale notes owner trust.  Other receivables decreased $48.0 million for the same period.  Impaired receivables increased to $43.7 million at July 31, 2008 from $38.1 million at October 31, 2007.

Amounts due from the sale of receivables were $263.4 million and $319.1 million as of July 31, 2008 and October 31, 2007, respectively.   The decrease was primarily a result of the decrease in retail accounts and wholesale notes sold into our securitization facilities and corresponding decreases to other assets and liabilities held by the facilities.

Restricted cash and cash equivalents were $636.7 million and $370.5 million as of July 31, 2008 and October 31, 2007, respectively.  Of the $266.2 million increase, $305.4 million resulted from an increase in cash and marketable securities in Truck Retail Instalment Paper Corporation ("TRIP”) partially offset by a $38.7 million decrease in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) resulting from lower trust balances outstanding.  We closed a retail note securitization transaction at the end of the third quarter of 2008 which reduced the amount of retail notes and increased the amount of marketable securities in the TRIP facility.  The facility is required to maintain a balance of $500.0 million of receivables and cash equivalents at all times.

Senior and secured borrowings were $3.9 billion and $4.3 billion as of July 31, 2008 and October 31, 2007, respectively.  The decrease was related to a net decrease of $369.4 million in borrowings secured by asset backed securities.  The decrease was the net effect of $1.0 billion in additional borrowings secured by asset backed securities which was offset by normal payments.  The payments included a repurchase of one securitization transaction for $59.5 million and other payments on existing borrowings.

Shareholder’s equity during the first nine months of fiscal 2008 was impacted by three major factors: 1) $14.8 million in dividends paid in January; 2) net loss of $13.2 million; 3) Capital contribution of $25.0 million in July.

INDEX

The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $609.1 million and $923.6 million during the nine months ended July 31, 2008 and July 31, 2007, respectively.  NFC provided 10.1% and 12.2% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the nine months ended July 31, 2008 and July 31, 2007, respectively.  NFC experienced a decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

Serviced wholesale notes balances, including portion from affiliates, were $1.0 billion and $1.2 billion as of July 31, 2008 and October 31, 2007, respectively.

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

Funding Facilities

NFC finances receivables through NFRRC, Navistar Financial Security Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), TRIP and International Truck Leasing Corporation (“ITLC”), all special purpose, wholly-owned subsidiaries of NFC.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our retained interest and relates to credit risk only.

We securitized $279.6 million of retail notes through NFRRC and issued secured borrowings of $239.0 million during the three months ended July 31, 2008.    Year-to-date we securitized $1,076.6 million of retail notes and issued secured borrowings of $1.0 billion. Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  During July 2008, $200.0 million or public owned trust notes, issued in 1998, matured and were repaid.  We are evaluating the timing and form (public or private) to be used to replace their liquidity.  The trust owned $848.3 million of wholesale notes as of July 31, 2008, and $1.1 billion of wholesale notes as of October 31, 2007.  As discussed in Note 12 Securitization Transactions, a portion of the wholesale trust is funded by an $800.0 million bank conduit which expires in November 2008.   We are in discussions with the banks supplying this funding and expect to renew the facility prior to the November 2008 expiration date.   We expect the new facility’s borrowing costs will be higher.

TRAC has financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, which expires on October 8, 2008.  The utilized portion of the TRAC funding facility was $35.4 million and $60.3 million as of July 31, 2008, and October 31, 2007, respectively.  We expect to extend this annual facility for one year prior to its current expiration date.  We expect the new facility’s borrowing costs will be higher.

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP therefore; TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of July 31, 2008 and October 31, 2007 NFC had $91.6 million and $443.4 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $430.9 million and $125.5 million of marketable securities as of July 31, 2008 and October 31, 2007, respectively.

INDEX

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During the three months ended July 31, 2008, ITLC received proceeds of $1.9 million in the form of on-balance sheet collateralized borrowings.  Year-to-date ITLC received proceeds of $33.3 million in the form of on-balance sheet collateralized borrowings. As of July 31, 2008, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $124.4 million as compared to $124.7 million on October 31, 2007.

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

Availability under the revolver portion of the Agreement was as follows (in millions):

	July 31, 2008	October 31, 2007
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(455.0)	(419.0)
Mexican sub-revolver loan utilized	(30.0)	(100.0)
Total availability	$315.0	$281.0

NFC has obtained waivers, the most recent in November and December 2007, from the lenders who participate in the Agreement and from the banks in the private retail securitizations and the VFC portion of the wholesale note securitizations.  These waivers expire simultaneously with the filing of this form 10-Q.   A capital contribution of $25.0 million was made to NFC by Navistar, Inc. during the three months ended July 31, 2008 to maintain compliance with the 125% Fixed Charge Coverage Ratio.

Other Considerations

Beginning in the late summer and early fall of 2007, the financial markets experienced a major correction linked primarily to the “sub-prime” mortgage lending market.  The asset backed securitization market used by us and our lending conduit banks was affected by this correction.  Substantial increases in the spreads on borrowing rates were seen at all credit rating levels.

High quality and highly rated issuers saw their previous rates rise from 0 to 15 basis points over LIBOR or US Treasuries (“the base”) to 30 to 50 basis points over the base.  As a result, future borrowings could be more costly than in the past.  Our three securitizations in fiscal 2008 have been priced at 180 to 200 basis points over the base.  Historically, our pricing reflected a spread of 50 to 60 points.

In connection with our retail securitization transactions we enter into various derivative instruments (primarily swaps and caps) to convert our interest rate exposure on both the receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure from a floating rate to a fixed rate in order to better match the cash flow of the fixed rate receivables being hedged, and so that the net margin spreads over the life of the securitization are more predictable.  Given the dramatic decrease in interest rates from October 31, 2007 to July 31, 2008, the required periodic mark to market of the derivatives resulted in unfavorable non-cash adjustments of $1.1 million and $39.6 million recorded in our consolidated statements of operations for the three month and nine month periods ended July 31, 2008, respectively.  While these derivatives provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash adjustment is a period cost. Further movement in interest rates could change the mark-to-market adjustments of the fair values of the derivatives in future periods.

INDEX

Credit Ratings

NFC’s credit ratings as of July 31, 2008, were as follows:
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

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of July 31, 2008 and October 31, 2007, the estimated fair value of the net assets would decrease by approximately $27.3` million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

INDEX

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

•
We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting development program.

•
We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•
We continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access program change and computer operations.

•	We plan to redesign our period end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

•
We continue to support our internal Management Representation Letter process to ensure the timely assessment of accounting and disclosure matters requiring our attention and to support our notification of matters to NIC.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As of the quarter ended July 31, 2008, we completed remediation of the following two previously reported material weaknesses:

•	Control Environment. Our remediation actions included:

--	Executive and senior management at Navistar, Inc. have increased their communications about the importance of internal controls, ethics and acting with integrity across the Company.

--
Executive and senior management at Navistar, Inc. are directly sponsoring the remediation of the company’s material weaknesses through regular discussions with action owners about the short and long-term remediation plans and the progress to sustain solid internal control over financial reporting.

--	Navistar, Inc. restructured and realigned their accounting and finance organization.

--
Navistar, Inc. significantly invested in their accounting and finance resources to strengthen their expertise, including hiring new leadership and experienced employees as well as implementing a formal accounting training program.

Navistar, Inc. established and filled the role of Chief Ethics Officer to focus on implementing best practices for communications and activities related to ethics company-wide.

•	Internal Audit. Our remediation action included:

--
Under the direction of the Audit Committee of its Board of Directors, Navistar, Inc. fully outsourced the internal audit function to improve the function’s effectiveness.  An independent public accounting firm is

INDEX

responsible for the internal audit risk assessment and planning process, performing monitoring of our key business risks under the direction of NIC’s Audit Committee and utilizing resources with the appropriate skill sets and expertise.

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II

Item 6.       Exhibits

Any exhibits filed herewith are listed in the accompanying index.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: September 3, 2008	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX

Exhibit index

3
Articles of Incorporation and By-Laws (incorporated by reference):

3.1        Restated Certificate of Incorporation of Navistar Financial Corporation (as amended and in effect on December 15, 1987).  Filed on Form 8-K dated December 17, 1987.
Commission File  No.  001-04146.

3.2        The By-Laws of Navistar Financial Corporation (as amended February 29, 1988).  Filed on Form 10-K dated January 19, 1989.  Commission File No.  001-04146.

3.3        Amendment to the By-Laws of Navistar Financial Corporation.  Filed as Exhibit 3.1 on Form 10-K dated December 18, 2003.  Commission File No.  001-04146.

10
Material Contracts (incorporated by reference) :

10.1       Note Purchase Agreement dated as of July 28, 2008, among the Seller, Navistar Financial Corporation, individually and as servicer, Credit Suisse, New York Branch, as agent for the investors, Alpine Securitization Corp., as the conduit investor, and Credit Suisse, Cayman Islands Branch, as the committed investor.  Filed as Exhibit 10.1 to the Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

10.2       Pooling Agreement dated as of July 28, 2008, between Navistar Financial Retail Receivables Corporation, as seller, and Navistar Financial 2008-B Owner Trust, as issuer.  Filed as Exhibit 10.2 to the Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

10.3        Indenture, dated as of July 28, 2008, between Navistar Financial 2008-B Owner Trust, as issuer, and The Bank of New York Mellon, as indenture trustee.  Filed as Exhibit 10.3 to the Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

10.4       Trust Agreement, dated as of July 28, 2008, between Navistar Financial Retail Receivables Corporation, as seller, and Deutsche Bank Trust Company Delaware, as owner trustee.
 Filed as Exhibit 10.4 to the Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

10.5       Purchase Agreement, dated as of July 28, 2008, between Navistar Financial Retail Receivables Corporation and Navistar Financial Corporation.  Filed as Exhibit 10.5 to the
Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

10.6      Servicing Agreement, dated July 28, 2008, among Navistar Financial Retail Receivables Corporation, The Bank of New York Mellon, as indenture trustee, Navistar Financial 2008-B Owner Trust, as issuer, and Navistar Financial Corporation, as servicer.  Filed as Exhibit 10.6 to the Corporation’s Form 8-K on July 31, 2008.   Commission File No. 001-04146.

31	Rule 13a-14(a) and 15d-14(a) Certifications: 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code

INDEX