Form 10-K
period 2008-10-31
NAVISTAR FINANCIAL CORP
filed 2008-12-30
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes [  ]                                No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes [  ]                                No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes [_]                    No [X]

As of November 30, 2008, the number of shares outstanding of the registrant's common stock was 1,600,000.

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

We are a commercial financing organization that provides wholesale, retail and lease financing in the United States for sales of new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers.  We also finance wholesale accounts and selected retail accounts receivable of Navistar, Inc. (“accounts”).  Sales of new products (including trailers) of other manufacturers are also financed by NFC regardless of whether they are designed or customarily sold for use with Navistar, Inc.’s truck products.

We typically sell our finance receivables to various special purpose entities while continuing to service the receivables thereafter.  Some of these transactions qualify for off-balance sheet accounting whereby an initial gain or loss is recorded and revenues are recorded primarily for servicing fees and excess spread income over the remaining life of the finance receivables.  For transactions receiving on-balance sheet treatment, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.  (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for an explanation of securitized receivables).

Periodic Reports Access

NIC maintains a website with the address www.navistar.com.  NFC is not including the information contained on NIC’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available, free of charge, through NIC’s website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, if any, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

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

Strategic Decisions of NIC

As an indirect wholly-owned subsidiary of NIC, we are subject to the effects of strategic decisions made from time to time by NIC. The major share of our business consists of financing Navistar, Inc. vehicles and supporting their dealers.  Any extended reduction or suspension of Navistar, Inc.’s production or sale of vehicles for reasons discussed below would have an adverse effect on our business. An absence or reduction in special-rate financing programs supported by Navistar, Inc. may reduce our financing volume or market share of financing sales relating to Navistar, Inc. vehicles. In addition, we are dependent on NIC for certain administrative support services as well as capital contributions needed from time to time in order for NFC to maintain compliance with performance related debt covenants. Significant changes in NIC’s overall business strategy, sales volume, work stoppages, ability to provide administrative support services or ability to contribute capital as needed, could have a material adverse effect on our results of operations, financial condition and liquidity.

Economic Condition of the Trucking Industry

The markets in which NIC competes are subject to considerable cyclicality.  NIC’s ability to generate business for us depends in part on the varying conditions in the truck, school bus, mid-range diesel engine, and service parts markets which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled.  Truck and engine demand is also dependent on general economic conditions, credit availability, interest rate levels and fuel costs, among other factors.

The North American truck market in which NIC operates is highly competitive.  This competition results in price discounting and margin pressures throughout the industry and could adversely affect our business.

The value of our lease and loan portfolio and the underlying collateral and our ability to generate new business at competitive rates depend substantially on the economic condition of the trucking industry. To the extent events such as high fuel prices, fuel shortages or general economic downturn adversely affect the trucking industry, there could be decreased demand for vehicles, an increase in customer defaults, impaired asset values and less competitive interest and lease rates. These events could have a material adverse impact on our results of operations, financial condition and liquidity.

Access to Capital

We traditionally obtain the funds to provide financing from sales of receivables, medium and senior debt, equity capital and from short and long-term bank borrowings.  Our ability to sell our receivables may be dependent on the following factors: the volume and credit quality of receivables, the performance of previously securitized receivables, general demand for the type of receivables we offer, market capacity for our sponsored investments, accounting and tax changes, our debt ratings and our ability to maintain back-up liquidity facilities for certain securitization programs.  NFC’s inability to access capital could adversely affect our ability to finance our parent company’s products.  If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding was no longer available, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Market Conditions

The capital and credit markets have been experiencing uncertainty, volatility and disruption for more than 12 months and access to liquidity has been significantly reduced. This market volatility has produced downward pressure on credit availability for certain issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy and liquidity position of NFC has been adversely affected by the ongoing stress in the credit markets that began in mid-2007 and reached unprecedented levels during recent months.

INDEX

The asset backed securitization market used by NFC and its lending conduit banks continues to be adversely affected by substantial credit tightening: access to capital, securitization markets and other forms of financing have been constricted. Substantial increase in the credit spreads and borrowing rates were seen at all credit rating levels. Even high quality and highly rated issuers saw their previous rates increase significantly.  As a result, our future borrowings could be more costly than in the past. Our recent securitizations are priced higher than in the past but consistent with market pricing for similar rated securitizations. The market for wholesale floorplan securitizations has experienced similar increases in pricing. If current levels of market volatility and disruption continue or worsen, these conditions could adversely affect our results of operations, financial condition and liquidity.

In addition to the volatility and disruption in the asset-backed securitization markets, continued volatility in market interest rates may cause material fluctuations in the fair value of our derivatives associated with secured borrowings and our retained interest in off-balance sheet securitizations. These fair value fluctuations could have an adverse impact on NFC’s results of operations, financial condition and liquidity.

Credit Risk

We actively manage the credit risk of our receivables to balance our level of risk and return. The allowance for credit losses reflected on our consolidated statements of financial condition is our estimate of the probable credit losses inherent in the receivables at the date of our consolidated statements of financial condition. Increases in our delinquencies and vehicle repossessions typically result in higher charge-offs and increases in the Provision for credit losses. If delinquencies and vehicle repossessions continue to increase it could have a material adverse impact on the results of operations, financial condition and liquidity of NFC.

Collection and Servicing Problems

Disruption of our billing and collection processes, such as failure to maintain accurate account records or to maintain access to such records could have a significant negative impact on our ability to collect on our receivables and satisfy our customers. This could have a material adverse impact on our results of operations, financial condition and liquidity.

Potential or Possible Lawsuits or Governmental Investigations in Relations to the Restatement of our Financial Statements

The 2004 and 2005 restatement of our financial results may lead to lawsuits and/or additional governmental investigations. NFC and NIC continue to be subject to formal SEC investigation for both our 2004 and 2005 restatements.  Adverse results of any litigation or governmental investigation could have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding this matter see Item 3, Legal Proceedings.

Changes in Laws or Regulations

Aspects of our business as a lender and lessor are subject to state and federal laws and regulations including, but not limited to, (a) establishment of maximum interest rates, (b) collection, foreclosure and repossession procedures, (c) financial transaction structures and (d) the use and reporting of information relating to a borrower’s or lessee’s credit experience. Changes to such laws or regulations could have a material adverse effect on our results of operations, financial condition and liquidity because such changes may impair our ability to originate or securitize receivables or maximize the value of a receivable upon foreclosure or repossession.

Reduction in our Credit Rating

If we experience a reduction in our credit rating, it could have a material adverse effect on us by reducing our revenues if existing or potential customers decide not to retain us, and by increasing our borrowing costs or limiting our ability to obtain new financings on acceptable terms.

INDEX

Item 1B.     Unresolved Staff Comments

None

Item 2.     Properties

NFC’s properties principally consist of office equipment and leased office space in Schaumburg, Illinois. The office equipment owned and in use by us is not significant in relation to the total assets of NFC. In March 2008, we announced our intention to close our Duluth, Georgia and Frisco, Texas locations.  In March 2008, NFC also announced the relocation of its regional credit and retail collection functions, located in the Atlanta and Dallas areas, to Schaumburg, Illinois.  In addition, we created a new wholesale operations group to focus on servicing dealer accounts, as well as a new asset management group.  In May 2008, we completed the relocation of our employees to the leased office space in Schaumburg. The total estimated cost for this relocation was approximately $3.9 million.

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

INDEX

PART II

Item 5.      Market for the Registrant’s Common Equity and Related Stockholder Matters

As of October 31, 2008, Navistar, Inc. owned all shares of our issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.  We paid Navistar, Inc. dividends of $14.8 million and $400.0 million in fiscal 2008 and 2007, respectively. Navistar, Inc. made capital contributions of $60.0 million to NFC in fiscal 2008.

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

During fiscal year 2008, the traditional truck industry continued to be under pressure from substantial credit tightening commonly linked to distress in the “sub-prime” mortgage lending market, increased capital reserve requirements for lending institutions, and uncertainty surrounding increased volatility in equity markets. The value of our lease and loan portfolio and the underlying collateral and our ability to generate new business at competitive rates depend substantially on the economic condition of the trucking industry. Events such as high fuel prices and the general economic downturn adversely affected the trucking industry. There was decreased demand for vehicles, an increase in customer defaults, impaired asset values and less competitive interest and lease rates. These conditions have negatively impacted unit sales volumes for Navistar, Inc. Both retail and wholesale portfolio balances reflect the decline in the traditional truck industry volume.  With the decline in the truck market, the retail portfolio is liquidating faster than new acquisitions can be financed. On the wholesale side, dealers have been delaying the purchase of new trucks until the demand for trucks returns to more normalized levels. NFC’s ability to raise rates has not been enough to counterbalance the entire impact of the lower volume and the increase in credit spreads in the asset backed securitization market. In 2009, spreads are expected to increase on all receivables purchased from Navistar, Inc. NFC’s costs have increased dramatically, particularly over the last year, and a large portion of the increase will be passed on to Navistar, Inc. Dealer wholesale spreads have also been increased. There has also been a decrease in Ford shipments due to a reduction in the production of heavy duty pickup trucks built by Ford that contain diesel engines.  NFC purchases these receivables from our parent.  We believe our parent’s sales of engines to Ford are unlikely to return to historical volumes and therefore it is probable that our future revenues from Ford receivables will decline.

INDEX

Our ability to obtain financing at competitive rates depends substantially on the funding opportunities available. In general, liquidity has been reduced for all sectors and many lenders have exited the finance business. The outlook for the trucking industry is not expected to improve dramatically for the next several quarters, as freight volume continues to decline. Many problems the trucking industry is facing are the result of, or have been compounded by, recent uncertainty in the financial markets. The government’s recently enacted Emergency Economic Stabilization Act of 2008 is intended to restore confidence in the credit markets. However, it is not clear how much impact this will have on incremental freight volume or commercial vehicle demand.

NFC recognized a substantial increase in Derivative expense during fiscal 2008 relating to the decline in fair value of our interest rate swaps as forward interest rate curves decreased, periodic settlement payments increased, and additional swaps related to new securitizations were entered into. The swaps are used as an economic hedge on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the fair value adjustment is a period cost.

Consolidated Comparison of Business Results

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the comparative fiscal years ended October 31, 2008 and 2007 (dollars in millions):

	2008	2007	Change	% Change
Revenues
Financing revenue	$263.3	$325.2	$(61.9)	(19.0)
Securitization income	12.2	73.2	(61.0)	(83.3)
Operating leases and other revenue	49.1	55.0	(5.9)	(10.7)
Total revenues	324.6	453.4	(128.8)	(28.4)

Expenses
Cost of borrowing	199.1	248.2	(49.1)	(19.8)
Credit, collections and administrative	56.9	50.6	6.3	12.5
Provision for credit losses	32.2	19.6	12.6	64.3
Depreciation on operating leases	17.0	18.5	(1.5)	(8.1)
Derivative expense	55.0	8.9	46.1	518.0
Other expenses	9.2	2.2	7.0	318.2
Total expenses	369.4	348.0	21.4	6.1

Income (loss) before taxes	(44.8)	105.4	(150.2)	N.M.
Income tax (benefit) expense	(14.1)	38.1	(52.2)	N.M.
Net income(loss)	$(30.7)	$67.3	$(98.0)	N.M.

Percentage changes deemed to be not meaningful are designated N.M.

Financing revenue is comprised of interest revenue from the following interest earning assets (dollars in millions):

	2008	2007	Change	% Change

Retail notes and finance leases	$221.4	$262.4	$(41.0)	(15.6)
Wholesale notes	15.9	28.1	(12.2)	(43.4)
Retail and wholesale accounts	26.0	34.7	(8.7)	(25.1)
Total financing revenue	$263.3	$325.2	$(61.9)	(19.0)

The year ended October 31, 2008 compared to the year ended October 31, 2007

Financing revenue was lower as a result of the decrease in portfolio interest rates and a decrease in the average portfolio balance across all products, as originations decreased resulting from declines in industry demand from both the wholesale and retail sides of the business.

INDEX

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income decreased by $33.9 million, as a result of a decrease in the average sold portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets. Losses on sales of receivables increased by $14.5 million and the fair value of retained interests decreased $3.3 million as the discount rate used to value those retained interests increased approximately 430 basis points as a result of disruption in the credit markets. Servicing fees and investment income also declined as a result of the decrease in the average sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases and interest earned on cash accounts. Operating leases revenue decreased by 6.7% in 2008 reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases. Additionally, interest earned on cash accounts decreased as rates declined, even though average invested cash levels increased.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing was lower as a result of lower average debt balances and lower borrowing rates.  Our weighted average interest rates on Senior and secured borrowings were 4.7% and 5.3% for the respective periods in 2008 and 2007 driven by lower LIBOR rates.  The outstanding debt balance decreased by $590.0 million, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $3.9 million as a result of the relocation of the regional offices to Schaumburg. Additionally, consultant fees relating to accounting and information systems support increased $2.7 million.

Provision for credit losses on receivables increased reflecting economic deterioration in the marketplace as delinquencies, impaired receivables, specific reserves for high-risk accounts and charge-offs increased. This was partially offset by the impact of a lower total balance of retail notes and finance leases. As a result of these factors, our allowance to finance receivables coverage ratio increased from 0.7% to 1.0%.

Depreciation on operating leases decreased reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases.  Net investment in operating leases decreased from $78.3 million in 2007 to $72.9 million in 2008.

Derivative expense increased as a result of the decline in fair value of our interest rate swaps as forward interest rate curves decreased, periodic settlement payments increased, and additional swaps related to new securitizations were entered into. The swaps are used as an economic hedge on the future cash flows of our secured borrowings. The decrease in the forward interest rates curves created an increase in both the current and future monthly swap settlements resulting in the increase in derivative expense. Additionally, within the current credit market environment, new retail secured borrowings were closed at higher spreads. These higher spreads coupled with declining interest rates also contributed to the increase. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the fair value adjustment is a period cost.

Other expenses increased primarily as a result of repossessed and residual inventory write-downs and losses.  The write-downs reflect declining values of certain used truck models which are sensitive to the deteriorating economic environment.

Income tax (benefit) expense includes federal, state and foreign taxes.  Our effective tax rate decreased from 36.2% to 31.5% primarily as a result of state income taxes. In addition, the increase in 2008 over prior years in components reported as “Other” in the reconciliation of the statutory federal income tax rate to the effective income tax rate in Note 7, Income Taxes, is primarily attributable to the FASB interpretation No. 48 reserve adjustment and foreign withholding taxes.

INDEX

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the comparative fiscal years ended October 31, 2007 and 2006 (dollars in millions):

	2007	2006	Change	% Change
Revenues
Financing revenue	$325.2	$289.3	$35.9	12.4
Securitization income	73.2	73.3	(0.1)	(0.1)
Operating leases and other revenue	55.0	55.2	(0.2)	(0.4)
Total revenues	453.4	417.8	35.6	8.5

Expenses
Cost of borrowing	248.2	204.9	43.3	21.1
Credit, collections and administrative	50.6	47.5	3.1	6.5
Provision for credit losses	19.6	8.4	11.2	133.0
Depreciation on operating leases	18.5	22.1	(3.6)	(16.3)
Derivative expense	8.9	6.6	2.3	34.8
Other expenses	2.2	1.1	1.1	100.0
Total expenses	348.0	290.6	57.4	19.8

Income before taxes	105.4	127.2	(21.8)	(17.1)
Income tax expense	38.1	47.0	(8.9)	(18.9)
Net income	$67.3	$80.2	$(12.9)	(16.1)

Financing revenue is comprised of interest revenue from the following interest earning assets (dollars in millions):

	2007	2006	Change	% Change

Retail notes and finance leases	$262.4	$243.3	$19.1	7.9
Wholesale notes	28.1	23.7	4.4	18.6
Retail and wholesale accounts	34.7	22.3	12.4	55.6
Total financing revenue	$325.2	$289.3	$35.9	12.4

The year ended October 31, 2007 compared to the year ended October 31, 2006

Financing revenue was 12.4% higher, resulting from increased portfolio rates and higher average portfolio balances, particularly in wholesale, despite lower originations.

Securitization income represents all revenue components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments to retained interests. Total Securitization income remained constant as fair value increases on retained interests were offset by lower servicing fees and excess spreads on a smaller average portfolio.

Operating leases and other revenue primarily includes rental income on operating leases and interest earned on cash accounts. Operating leases revenue decreased by 18.4% in 2007 reflecting the shift to a more attractive purchase financing environment for equipment users, driven by better incentives, stronger used vehicle values, and better finance rates. The decrease in operating lease revenue was substantially offset by increased interest income resulting from higher rates and higher invested cash levels.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing in 2007 was 21.1% higher than 2006.  In 2007, wider debt spreads on higher LIBOR rates versus 2006 were partially offset by lower average debt balances.  Our average interest rate on Senior and secured borrowings was 5.3% and 4.5% in 2007 and 2006, respectively. The outstanding debt balance decreased by $506.6 million as funding needs decreased.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased 6.5% as a result of an increase in headcount and fees driven by the audit and IT related projects partially offset by decreases in benefits and incentives related expenses.

INDEX

Provision for credit losses on receivables totaled $19.6 million in 2007, an increase of $11.2 million from the $8.4 million recognized in 2006.  The increase reflects the rise in specific reserves related to impaired receivables, $4.3 million of higher charge-offs plus increasing economic deterioration in the marketplace.

Depreciation on operating leases decreased by 16.3% in 2007.  This trend reflects the shift from operating leases to a more attractive purchase financing environment for equipment users driven by better finance rates, incentives and stronger used vehicle values. Operating lease terminations decreased in 2007 to $45.6 million from $69.1 million.

Income tax expense includes federal, state, and foreign taxes. Our effective tax rate was 36.2% in 2007, as compared to 37.0% for 2006.  The decrease in effective tax rate resulted primarily from a decrease in state income taxes.

Financial Condition (dollars in millions):

	As of
	October 31, 2008	October 31, 2007	Change	% Change

Cash and cash equivalents	$34.4	$10.6	$23.8	224.5
Finance receivables, net	3,090.2	3,732.7	(642.5)	(17.2)
Amounts due from sales of receivables	229.6	319.1	(89.5)	(28.0)
Net accounts due from affiliates	17.5	60.1	(42.6)	(70.9)
Net investment in operating leases	72.9	78.3	(5.4)	(6.9)
Vehicle inventory	42.0	23.2	18.8	81.0
Restricted cash and cash equivalents	515.4	370.5	144.9	39.1
Unsecured loans to affiliates	-	60.0	(60.0)	N.M.
Other assets	123.0	81.7	41.3	50.6
Total assets	$4,125.0	$4,736.2	$(611.2)	(12.9)

Senior and secured borrowings	$3,679.1	$4,269.1	$(590.0)	(13.8)
Other liabilities	173.3	199.0	(25.7)	(12.9)
Total liabilities	3,852.4	4,468.1	(615.7)	(13.8)

Total shareowner’s equity	272.6	268.1	4.5	1.7

Total liabilities and shareowner’s equity	$4,125.0	$4,736.2	$(611.2)	(12.9)

Balances as of October 31, 2008 compared to balances as of October 31, 2007

Finance receivables (net of unearned income) decreased as a result of the following components. Retail notes and finance leases decreased $578.8 million which was the result of fewer acquisitions combined with customer payments.  Accounts decreased an additional $71.8 million as a result of a decrease in production of Ford engines driven by decreased industry demand. The retail declines were partially offset by an increase of $12.4 million in wholesale notes as dealer concentration limits restricted the level of receivables eligible for sale into the wholesale notes owner trust.  Other receivables decreased $4.3 million for the same period.

Amounts due from the sale of receivables decreased primarily as retained interests declined $70.9 million as a result of the decrease in retail accounts and wholesale notes sold into our securitization facilities leading to pay downs of certain facilities. Also contributing to the decrease was a decline in the fair value of retained interests of $19.0 million resulting from the application of a higher discount rate assumption used in the fair value calculation.

Vehicle inventory increased reflecting a direct increase in repossessions and slower sales turnover of used trucks coming off lease terminations. The increase was partially offset by a $4.9 million impairment write-down.

Restricted cash and cash equivalents increased as a result of $173.2 million in additional cash and marketable securities in Truck Retail Instalment Paper Corporation (“TRIP”), partially offset by a $27.9 million decrease in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) resulting from lower trust balances outstanding. The facility is required to maintain a combined balance of $500.0 million of receivables and cash equivalents at all times.

INDEX

Unsecured loans to affiliates were fully repaid during the third quarter of fiscal 2008.

Other assets increased $22.3 million relating to net deferred tax assets. In addition, the fair value of derivative assets increased $21.9 million as a result of fluctuations in forward interest rate curves.

Senior and secured borrowings decreased primarily as a result of a net reduction of $618.2 million in borrowings secured by asset backed securities.  The decrease was the net effect of $1.0 billion in new borrowings secured by asset backed securities which was offset by normal payments.  The payments included the repurchase of two securitization transactions totaling $111.7 million and other payments on existing borrowings.

Other liabilities decreased as a result of a reduction of income tax liabilities of $68.0 million. This was partially offset by an increase in derivative liabilities of $45.4 million.

Shareholder’s equity during fiscal 2008 was impacted by three major factors: 1) $14.8 million in dividends paid in January; 2) net loss of $30.7 million; and 3) capital contributions of $60.0 million.

The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

Asset Quality

The following table summarizes delinquencies and charge-offs:

	As of October 31,
	2008	2007	Change

Delinquencies
Retail notes & finance leases greater than 60 days.	1.1%	0.6%	0.5%
Wholesale notes greater than 60 days	0.4%	0.3%	0.1%
Wholesale accounts greater than 60 days	2.0%	5.8%	(3.8%)

Allowance to finance receivable coverage ratio	1.0%	0.7%	0.3%

Millions of dollars	Years Ended October 31,
	2008	2007	2006
Charge-offs
Retail notes & finance leases charge-offs	$25.4	$9.9	$6.7

Wholesale notes charge-offs	1.8	1.0	-

Wholesale accounts charge-offs	0.5	-	-

Retail notes & finance leases charge-offs to liquidations	1.9%	1.0%	0.5%

Wholesale notes charge-offs to liquidations	0.1%	-	-

Retail notes and finance leases delinquencies greater than 60 days as of October 31, 2008 increased by 50 basis points from October 31, 2007 as a result of the continued deterioration in the marketplace.  Repossessions for the year totaled $121.3 million and retail notes and finance leases charge-offs recognized were $25.4 million.   Impaired receivables also increased by $21.5 million during the year to $59.6 million.  As a result of these trends, we increased our general allowance coverage on the retail notes and finance leases portfolio for the fiscal year ended 2008.

Charge-offs for the year related to wholesale notes and wholesale accounts were $2.3 million which related to the write off of amounts owed by one dealer.  A specific reserve for this dealer had been previously established at October 31, 2007.  The wholesale account general allowance coverage was increased by 60 basis points for fiscal year ended 2008 as a result of increased charge-offs in 2008.

INDEX

The overall allowance to finance receivable coverage ratio was 1.0% and 0.7% as of October 31, 2008 and 2007, respectively.  The increase in the coverage ratio is a result of continued deterioration in asset quality.

At October 31, 2008, specific loss reserves totaled $4.6 million, an increase of $1.5 million over 2007.

The allocation of the Allowance for losses by receivable type is as follows at October 31 (in millions):

	2008	2007
Retail Notes and Finance Leases	$27.5	$23.5
Accounts	0.9	0.4
Total	$28.4	$23.9

NFC evaluates its Allowance for losses based on a pool method by asset type: retail notes and finance leases broken out by customer type, and wholesale accounts.  The finance receivables in these pools are considered to be relatively homogenous.

NFC’s estimate of the required allowance is based upon three factors:  a historical component based upon a weighted average of actual loss experience from the most recent three years, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component.

The actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each.

The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters.  In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio.

In addition, when we identify significant customers at probable risk of default, we segregate those customers’ receivables from the pools and separately evaluate the estimated losses based on the market value of the collateral and specific terms of the receivable contracts.  We use the same process in estimating the collateral values as we do in estimating the values of our Vehicle Inventory.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $868.7 million and $1.2 billion for the years ended October 31, 2008 and October 31, 2007, respectively.  NFC provided 11.0% and 11.9% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the fiscal years ended October 31, 2008, and 2007, respectively.  NFC experienced a decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

NFC provided 96.2% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers in fiscal 2008, 93.5% in 2007, and 94.7% in 2006. Wholesale note originations were $3.5 billion in fiscal 2008, $4.0 billion in fiscal 2007 and $6.3 billion in fiscal 2006.

Serviced wholesale notes balances, including the portion from affiliates, were $990.8 million and $1.2 billion as of October 31, 2008 and 2007, respectively. The 2008 decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.

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

INDEX

Credit Ratings

NFC’s credit ratings as of October 31, 2008, were as follows:
	Fitch	Standard and Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of October 31, 2008	Negative	Negative

During February and May 2008, Standard and Poor’s and Fitch, respectively, removed both NIC and NFC from the credit watch with negative implications while outlook remains Negative.

Funding Trends

The capital and credit markets have been experiencing uncertainty, volatility and disruption for more than 12 months and access to liquidity has been significantly reduced. This market volatility has produced downward pressure on credit availability for certain issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy and liquidity position of NFC has been adversely affected by the ongoing stress in the credit markets that began in mid-2007 and reached unprecedented levels during recent months.

The asset backed securitization market used by NFC and its lending conduit banks continues to be adversely affected by substantial credit tightening: access to capital, securitization markets and other forms of financing have been constricted. Substantial increase in the credit spreads and borrowing rates were seen at all credit rating levels. Even high quality and highly rated issuers saw their previous rates increase significantly.  As a result, our future borrowings could be more costly than in the past. Our three retail note securitizations in fiscal 2008 have been priced at 60 to 175 basis points over LIBOR or lender’s cost of funds. Historically, our pricing reflected a spread of 50 to 60 points.  The market for wholesale floorplan securitizations has been more volatile than for retail loans. In 2008, NFC’s average spread on wholesale funding increased 130 basis points compared to the prior year. Given present market conditions, we do not expect a near-term reduction in our borrowing costs.

Guarantees

NFC periodically guarantees the outstanding debt of NIC's Mexican finance subsidiary.  The guarantees allow for diversification of funding sources for the affiliate.  In December 2007, Arrendadora Financiera Navistar, S.A. de C.V. SOFOM E.N.R. (“Arrendadora”)  merged with Navistar Financial, S.A. de C.V. SOFOM E.N.R. (“NF”), and the resulting entity is known as Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). As of October 31, 2008, we had numerous guarantees related to NFM and our maximum exposure under these guarantees is the total amount of debt outstanding of $218.6 million. We have not recorded any liability related to these guarantees.

On April 29, 2005 and July 30, 2004, NFC, through its wholly-owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”), transferred $417.7 million and $325.0 million, respectively, of retail note receivables to a bank conduit.  In order to match fund the fixed rate receivables with the variable rate debt of the conduit, the conduit entered into interest rate swap agreements based on the anticipated cash flows from the receivables.  NFC, as servicer, has indemnified the conduit for the impact any variance in those cash flows has on the swap settlements.  As of October 31, 2008, NFC has not been required to make any payment under the indemnification agreement.

INDEX

Contractual Obligations

The following table provides aggregate information about outstanding contractual obligations and other long-term liabilities as of October 31. Secured borrowings are payable solely out of collections on the securitized receivables transferred to those entities.  The asset backed debt is the legal obligation of the consolidated subsidiary whereby there is no recourse to NFC (in millions):

Due in Fiscal	2009	2010-2011	2012-2013	After 2013	Total
Senior borrowings (1)	$6.2	$1,551.4	$-	$-	$1,557.6
Secured borrowings(1)	40.8	357.1	543.6	1,180.0	2,121.5
Operating leases	1.6	3.4	3.7	2.8	11.5
Interest (2)	167.6	199.7	122.7	51.0	541.0
Total	$216.2	$2,111.6	$670.0	$1,233.8	$4,231.6
(1) Principal only
(2)  Amounts represent estimated contractual interest payments on outstanding debt.  Rates in effect as of October 31, 2008, are used for variable rate debt.

Funding Facilities

We finance receivables through securitizations utilizing the asset-backed public market and private placement sales. NFC, through these securitizations, despite a rising rate market, has been able to fund its operating needs at rates which are more economical than those available to NFC in the public unsecured bond market. We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC transfers a pool of finance receivables to a bankruptcy remote, special purpose entity (“SPE”).  The SPE then transfers the receivables to a special purpose entity, generally a trust, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. The securities issued by the trust are secured by future collections on the receivables transferred to the trust. These transactions are structured as sales from a legal standpoint but are subject to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the assets being financed.   Navistar Financial Securities Corporation (“NFSC”) finances wholesale notes, NFRRC finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation (“TRAC”) finances retail accounts.  NFC uses Truck Retail Instalment Paper Corporation (“TRIP”) to temporarily fund retail notes and retail finance leases.

We securitized $1.2 billion of retail notes through NFRRC and issued secured borrowings of $1.0 billion during the year ended October 31, 2008.  We securitized $881.8 million of retail notes through NFRRC and issued secured borrowings of $824.5 million during the year ended October 31, 2007. Generally, NFC enters into interest rate swap agreements in connection with a securitization of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  During fiscal 2008, $200.0 million of notes issued in 1998, matured and were repaid.  We are evaluating the timing and form (public or private) to be used to refinance these notes.  The trust owned $818.6 million of wholesale notes and $95.3 million of marketable securities as of October 31, 2008, and $1.1 billion of wholesale notes and $85.2 million of marketable securities as of October 31, 2007.  As discussed in Note 13, Securitization Transactions, a portion of the wholesale trust is funded by an $800.0 million bank conduit which expires in October 2009.

Components of available wholesale note funding certificates as of October 31 were as follows (in millions):

	Maturity	2008	2007
Investor certificate	July 2008	$-	$200.0
Investor certificate	February 2010	212.0	212.0
Variable funding certificate	October 2009	800.0	800.0

	Total	$1,012.0	$1,212.0

INDEX

The utilized portion of the variable funding certificate (“VFC”) was $550.0 million and $570.0 million as of October 31, 2008 and 2007, respectively.   NFSC held a retained interest in the facility of $139.6 million as of October 31, 2008 and $200.4 million as of October 31, 2007.

TRAC obtains financing for its retail accounts through a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, at the lenders’ cost of funds plus 200 basis points, which expires on August 7, 2009.  The utilized portion of the TRAC funding facility was $47.5 million and $60.3 million as of October 31, 2008, and 2007, respectively. TRAC held a retained interest in the facility of $90.0 million as of October 31, 2008, and $118.7 million as of October 31, 2007.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500.0 million revolving facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2008 and 2007, respectively NFC had $242.5 million and $443.4 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $298.8 million and $125.5 million of marketable securities as of October 31, 2008 and 2007, respectively.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During fiscal 2008, ITLC received proceeds of $54.0 million in the form of on-balance sheet collateralized borrowings.  During fiscal 2007, ITLC received proceeds of $64.0 million in the form of on-balance sheet collateralized borrowings. As of October 31, 2008, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $130.4 million as compared to $124.7 million on October 31, 2007.

Our ability to finance our receivables may be dependent on the following factors: receivable eligibility, the volume and credit quality of receivables, the performance of previously securitized receivables, general demand for the type of receivables we offer, market capacity for our sponsored investments, accounting and tax changes, our debt ratings and our ability to maintain back-up liquidity facilities for certain securitization programs.  If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding was no longer available, there could be a material adverse effect on our results of operations, financial condition and liquidity.

The bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, a term loan of $620.0 million and a revolving bank loan of $800.0 million.   The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries.

As of October 31, the availability under the revolver portion of the Agreement was as follows (in millions):

	2008	2007
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(454.0)	(419.0)
Mexican sub-revolver loan utilized	(100.0)	(100.0)
Total availability	$246.0	$281.0

Navistar, Inc. made capital contributions of $60.0 million to NFC during fiscal 2008 to allow NFC to maintain compliance with the 125% Fixed Charge Coverage Ratio requirement under the Agreement.  We expect that Navistar, Inc. will be able to make any capital contributions that may be necessary in fiscal 2009.

On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component from $400.0 million to $620.0 million.  The remaining term loan principal outstanding at October 31, 2008 will be reduced by $6.2 million in fiscal 2009 and $597.4 million in fiscal 2010.

INDEX

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

We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. In fiscal 2008, it was determined that accounting estimates relating to residual values of Net investment in operating leases do not have a material impact on our financial condition or operating performance and, therefore, have been removed from this disclosure. Also, it was determined that accounting estimates relating to carrying values of Vehicle inventory and derivative financial instruments be added to this disclosure since they could have a material impact on our financial condition and operating performance.

Allowance for losses

The Allowance for losses for finance receivables is established through a charge to the Provision for credit losses.  The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible.  Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible. NFC’s estimate of the required allowance is based upon three factors:  a historical component based upon a weighted average of actual loss experience from the most recent three years, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters.  In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. The actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of 10 basis points to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2008, would increase from $28.4 million to $31.0 million and decrease to $25.7 million, respectively.

Amounts due from sales of receivables (including fair value calculation)

Some of our securitization transactions qualify as sales under SFAS No. 140. Gains or losses on sales of receivables are credited or charged to securitization income in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value. The accretion of the discount related to the retained interests is recognized on an effective yield basis. We estimate i) the payment speed for the receivables sold, ii) the discount rate used to determine the present value of future cash flows, and iii) the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates are made for each securitization transaction which are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors.  These assumptions also impact the estimate of the fair value of the retained interests which is calculated monthly with changes in fair value included in the consolidated statements of operations. The primary assumption used to estimate retained interests in sold receivables is the discount rate. An immediate adverse change in the discount rate used to estimate retained interests of 10.0% as of October 31, 2008, would result in a decrease in pre-tax income of $2.4 million for the year ended October 31, 2008.

Derivative financial instruments

NFC manages its exposure to fluctuating interest rates on retail securitizations by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps. Our fair value calculations require us to apply judgments using expected future settlements together with forward interest rate curves, then recording assets and liabilities using a mark to market fair value approach where unrealized gains and losses are recorded as a period cost. Our estimated fair values impact the timing and amount of Derivative expense. An adverse parallel shift of 25 and 50 basis points in the forward interest rate curve as of October 31, 2008 would result in a cumulative decrease in pre-tax income of $4.6 million and $9.3 million, respectively.

INDEX

Vehicle inventory

We review the carrying value of our vehicles periodically to determine that recorded amounts are appropriate and the vehicles have not been impaired. If the carrying value of the vehicles is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the vehicles exceeds its fair value, net of remarketing costs. Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values.  Vehicles could become impaired in the future or require additional charges as a result of cost and availability of financing, new vehicle pricing, physical condition of an asset, laws and regulations, or changes in the business environment. Our estimated fair values impact the timing and amount of impairment expense. An adverse change in the aggregate estimated fair value of vehicles of 5.0% as of October 31, 2008 would result in a cumulative decrease in pre-tax income of $2.3 million for the year ended October 31, 2008.

Pension and other postretirement benefits

We provide pension and postretirement benefits to a substantial portion of our employees. Accounting for these benefits requires the use of our estimates and assumptions as well as third party actuarial data. The primary assumptions include factors such as discount rates, healthcare cost trend rate, inflation, expected return on plan assets, retirement rates, mortality rates and other factors. As of October 31, 2008, an increase in the discount rate of 1.0%, assuming inflation remains unchanged, would result in a decrease of $4.6 million in the pension obligations and would result in a $0.1 million increase in the net periodic benefit cost. A decrease of 1.0% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $1.3 million and an decrease of $0.1 million in the net periodic benefit cost.    The calculation of the expected return on plan assets is described in Note 9, Postretirement Benefits, to the accompanying consolidated financial statements. The expected return on assets was 9.0% for 2008, 2007 and 2006. The expected   return  on  assets  is  a  long-term  assumption whose accuracy  can  only  be measured  over a long  time period based upon past experience.

Income taxes

We account for income taxes using the asset and liability method. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income. Changes in estimates of future taxable income could affect future evaluations.  Income tax (benefit) expense is computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of deferred tax assets. The ultimate recovery of certain of our deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered.  A high degree of judgment is required to determine if and the extent that valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2008, and October 31, 2007 aggregating $1.5 million and $1.0 million, respectively, for state deferred tax assets based upon our current assessment of factors described above.

On November 1, 2007 we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $3.9 million, resulting in a decrease to retained earnings of $2.5 million.  After adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax positions was $10.3 million and $9.1 million at October 31, 2008, and October 31, 2007, respectively. If these unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate.  We recognize interest and penalties related to uncertain tax positions as part of Income tax (benefit) expense.

While it is probable that the liability for uncertain tax positions may increase or decrease during the next 12 months, we do not expect any such changes would have a material effect on our financial condition or results of operations.

INDEX

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations and cash flows:

SFAS 161 - In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is our quarter ending April 30, 2009. When effective, we will comply with the disclosure provisions of this Statement. See Note 12, Derivative Financial Instruments, for more information.

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

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us.  Early adoption was permitted under certain limited circumstances; we did not choose to adopt early. Our effective date is November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this Statement will not have a material impact on our consolidated financial condition, results of operations or cash flows.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.  We do not expect the adoption of this Statement will have a material impact on our consolidated financial condition.

INDEX

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Fluctuating interest rates are our primary market risk.  Interest rate risk arises when we fund a portion of the fixed rate receivables with floating rate debt.  NFC has managed this exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital.  We have reduced the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally securitizing fixed rate receivables and by utilizing derivative financial instruments, primarily swaps, when appropriate.  Since we do not use hedge accounting for our derivatives, the adjustments to the derivative fair values are recorded in the consolidated statements of operations which can cause volatility in our earnings. The derivatives do however provide NFC with an economic hedge of the expected future interest cash flows associated with the variable rate debt.  NFC does not use derivative financial instruments for trading purposes.

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2008 and 2007, the estimated fair value of the net assets would decrease by approximately $29.9 million and $38.7 million, respectively. NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

INDEX

Item 8.  Financial Statements and Supplementary Data

Index

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner
Navistar Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Navistar Financial Corporation and subsidiaries (the Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareowner’s equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended October 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar Financial Corporation and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
December 30, 2008

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations
	For the years ended October 31
Millions of dollars	2008	2007	2006
Revenues
Retail notes and finance leases revenue	$221.4	$262.4	$243.3
Operating leases revenue	22.3	23.9	29.3
Wholesale notes interest	15.9	28.1	23.7
Retail and wholesale accounts interest	26.0	34.7	22.3
Securitization income	12.2	73.2	73.3
Other revenues	26.8	31.1	25.9
Total revenues	324.6	453.4	417.8

Expenses
Cost of borrowing:
Interest expense	186.8	238.0	194.6
Other	12.3	10.2	10.3
Credit, collections and administrative	56.9	50.6	47.5
Provision for credit losses	32.2	19.6	8.4
Depreciation on operating leases	17.0	18.5	22.1
Derivative expense	55.0	8.9	6.6
Other expenses	9.2	2.2	1.1
Total expenses	369.4	348.0	290.6

Income (loss) before taxes	(44.8)	105.4	127.2
Income tax (benefit) expense	(14.1)	38.1	47.0
Net income (loss)	$(30.7)	$67.3	$80.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)

Balance at October 31, 2005	$1.6	$139.6	$379.6	$(7.9)	$512.9	$81.0
2006 Activity:
Net income	-	-	80.2	-	80.2	80.2
Pension adjustment, (net of tax $3.8)	-	-	-	6.2	6.2	6.2
Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3	$86.4
2007 Activity:
Net income	-	-	67.3	-	67.3	67.3
Pension adjustment, (net of tax $0.2)	-	-	-	0.3	0.3	0.3
Impact of adopting SFAS No. 158 (net of tax $0.6)	-	-	-	1.2	1.2	-
Cash dividend paid to parent company	-	-	(400.0)	-	(400.0)	-
Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1	$67.6
2008 Activity:
Net loss	-	-	(30.7)	-	(30.7)	(30.7)
Pension adjustment, (net of tax $4.5)	-	-	-	(7.5)	(7.5)	(7.5)
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Capital contribution from parent company	-	60.0	-	-	60.0	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6	$(38.2)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
	As of October 31
Millions of dollars	2008	2007
ASSETS

Cash and cash equivalents	$34.4	$10.6
Finance receivables, net of unearned income:
Finance receivables	2,906.3	3,544.5
Finance receivables from affiliates	212.3	212.1
Allowance for losses	(28.4)	(23.9)
Finance receivables, net	3,090.2	3,732.7

Amounts due from sales of receivables	229.6	319.1
Net accounts due from affiliates	17.5	60.1
Net investment in operating leases	72.9	78.3
Vehicle inventory	42.0	23.2
Restricted cash and cash equivalents	515.4	370.5
Unsecured loans to affiliates	-	60.0
Other assets	123.0	81.7
Total assets	$4,125.0	$4,736.2

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$3,679.1	$4,269.1
Other liabilities	173.3	199.0
Total liabilities	3,852.4	4,468.1

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	199.6	139.6
Retained earnings	79.1	127.1
Accumulated other comprehensive loss	(7.7)	(0.2)
Total shareowner’s equity	272.6	268.1
Total liabilities and shareowner’s equity	$4,125.0	$4,736.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
	For the years ended October 31
Millions of dollars	2008	2007	2006

Cash flow from operating activities:
Net income (loss)	$(30.7)	$67.3	$80.2
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	23.8	9.3	7.0
Net loss on sale and impairment of equipment under operating leases and vehicle inventory	9.7	1.5	1.3
Depreciation and amortization	24.8	25.2	29.1
Provision for credit losses	32.2	19.6	8.4
Net change in amounts due from sales of receivables	89.5	387.7	(265.6)
Net change in finance receivables - wholesale notes	(12.4)	140.4	(28.5)
Net change in finance receivables from affiliates - wholesale	(44.8)	37.7	(147.9)
Net change in net accounts due from affiliates	42.6	(41.4)	11.0
Net change in other assets and liabilities	(78.6)	7.8	27.9
Net cash provided by (used in) operating activities	56.1	655.1	(277.1)

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(868.7)	(1,185.6)	(1,587.0)
Net change in restricted cash and cash equivalents	(144.9)	280.5	(107.2)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	1,312.0	1,305.7	1,226.9
Net change in finance receivables from affiliates - accounts	7.3	(10.4)	(3.4)
Net change in finance receivables - accounts	71.8	(105.6)	(87.6)
Proceeds from sale of vehicle inventory	92.8	30.1	30.8
Purchase of equipment leased to others	(29.3)	(24.3)	(49.7)
Proceeds from sale of equipment under operating leases	17.7	15.5	45.3
Loans to affiliates	(20.0)	(110.0)	-
Loan repayment from affiliates	80.0	50.0	-
Net cash provided by (used in) investing activities	518.7	245.9	(531.9)

Cash flow from financing activities:
Net change in senior bank revolver, net of issuance costs	35.0	(253.7)	507.0
Proceeds from issuance of senior bank term debt, net of issuance costs	-	217.2	-
Principal payments on senior bank term debt	(6.2)	(5.1)	(4.0)
Proceeds from issuance of secured borrowings, net of issuance costs	1,069.9	887.0	1,632.1
Payments on secured borrowings	(1,694.9)	(1,361.4)	(1,323.5)
Dividends paid to parent company	(14.8)	(400.0)	-
Capital contribution from parent company	60.0	-	-
Net cash (used in) provided by financing activities	(551.0)	(916.0)	811.6

Change in cash and cash equivalents	23.8	(15.0)	2.6
Cash and cash equivalents, beginning of year	10.6	25.6	23.0
Cash and cash equivalents, end of year	$34.4	$10.6	$25.6

Supplemental cash flow information:
Interest paid	$191.6	$237.5	$191.1
Income taxes paid, net of refunds	73.0	32.4	33.1
Transfers of loans and leases to vehicle inventory	121.3	49.6	28.9

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

We have traditionally obtained the funds to provide financing to Navistar, Inc.'s dealers and retail customers from the securitization of finance receivables, short and long-term bank borrowings, and medium and senior debt.  We securitize wholesale notes through our wholly-owned subsidiary Navistar Financial Securities Corporation (“NFSC”), which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  We finance non-fleet retail notes and finance leases through Navistar Financial Retail Receivables Corporation (“NFRRC”) and Truck Retail Instalment Paper Corporation (“TRIP”), our wholly-owned subsidiaries.  Fleet accounts receivables are financed via Truck Retail Accounts Corporation (“TRAC”), our wholly-owned subsidiary.   International Truck Leasing Corporation, (“ITLC”), our wholly-owned subsidiary, was established to provide for the funding of certain leases.  See Securitization Transactions below.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but are not limited to: (1) allowance for losses; (2) amounts due from sales of receivables (including fair value calculations); (3) derivative financial instruments; (4) vehicle inventory; (5) income taxes; and (6) pension and other postretirement benefits. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations for statistical models and pension and benefits. Actual results could differ from the estimates we have used.

Revenue Recognition

Finance Receivables

We recognize revenue from retail notes, finance leases, wholesale notes, retail accounts and wholesale accounts, including amounts received from Navistar, Inc. for reimbursement of interest income for various dealer and buyer incentives, as interest income using the effective interest method. Certain direct origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of interest income over the life of the receivables as specified by Statement of Financial Accounting Standards (“SFAS”) Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Loans are considered to be impaired when we conclude it is probable the customer will not be able to make full payment after reviewing the customer’s financial performance, payment ability, capital raising potential, management style, economic situation, etc. The accrual of interest is discontinued on all impaired receivables.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest revenue.  We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating Leases

We recognize revenue on operating leases as rental income on a straight-line basis over the life of the lease.  Recognition of revenue is suspended when we determine the collection of future rental revenue is not probable.  Income recognition is resumed if collection doubts are removed.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC sells a pool of finance receivables to a bankruptcy remote, special purpose entity (“SPE”).  The SPE then transfers the receivables to a special purpose entity, generally a trust, in exchange for securities of the trust which are then retained or sold into the public market or privately placed.  These securities are issued by the trust and are secured by future collections on the receivables transferred to the trust. These transactions are subject to the provisions of SFAS No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the type of assets being financed.  TRIP finances retail notes and finance leases on a short term basis.  NFRRC finances retail notes and finance leases on a long term basis; ITLC finances operating leases and certain finance leases.   NFRRC, TRIP and ITLC securitizations are accounted for as secured borrowings.  Wholesale notes are financed through NFSC and retail accounts for parts, special items or large fleet customers of Navistar, Inc. are financed through TRAC.  Financings of receivables by NFSC and TRAC comply with the requirements of SFAS No. 140 and are accounted for as sales.   When we account for securitizations as sales, we have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables used as over-collateralization, restricted cash held for the benefit of the trust and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust.  Our exposure to credit losses on the transferred receivables is limited to our retained interests.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SPEs’ assets are available to satisfy the creditors’ claims against the assets prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies.  The transfer is structured as a legal sale, and we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default.  We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts. We, as seller and the servicer of the finance receivables are obligated to provide certain representations and warranties regarding the receivables.  Should any receivables fail to meet these representations and warranties, we, as seller of the receivables, are required to repurchase the affected receivables.

Off-balance sheet securitizations:

For transactions that qualify as sales under SFAS No. 140, receivables and associated liabilities are removed from the consolidated statements of financial condition. Gains or losses from these sales are recognized at the time of sale based on the relative carrying value of the portion sold and the portions allocated to the retained interests and are included in Securitization income. The gain or loss is determined by the difference between the proceeds received and the allocated carrying value of the sold receivables. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of retained interests is based on these assumptions.  We re-evaluate the fair value of the retained interests on a monthly basis and recognize in current income changes as required.  The retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

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

The following elements of income related to the off-balance sheet securitizations are included in Securitization income in the consolidated statements of operations and in operating activities in the consolidated statements of cash flows.

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

On-balance sheet securitizations:

For transactions that do not qualify as sales under SFAS No. 140, the financed receivables remain on our balance sheet net of allowance for losses and the associated debt issued is recorded as secured borrowings in the consolidated statements of financial condition under Finance receivables and Senior and secured borrowings, respectively. Interest revenue and expense are recorded as earned or incurred in the consolidated statements of operations and debt issuance costs are capitalized and included in Other assets and amortized on a level yield basis over the term of the debt. For these on-balance sheet receivables, a Provision for credit losses is recognized for probable losses. There are no gains or losses recorded upon transfer and income is earned over the life of the assets transferred.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

NIC and its domestic subsidiaries file a consolidated federal income tax return and both combined and separate state income tax returns.  We determine our provision for income taxes using the asset and liability approach for accounting for income taxes. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability or receivable is recognized for the estimated taxes payable or receivable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income; changes in estimates of future taxable income could affect future valuations. We recognize an accrual for tax exposures for uncertain tax positions. Income taxes are computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of tax assets.

On November 1, 2007 we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $3.9 million, resulting in a decrease to retained earnings net of federal income tax benefit of $2.5 million.  As of November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax positions was $9.1 million. We recognize interest and penalties related to uncertain tax positions as part of Income tax (benefit) expense.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Finance Receivables

Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others, requires companies to report loans and trade receivables not held for sale on the balance sheet at outstanding principal adjusted for any charge offs, the allowance for losses, fees or costs deferred on origination and any unamortized premiums or discounts on purchased loans. Loans held for sale are reported at the lower of cost or fair value. NFC’s retail notes, finance leases, retail accounts and wholesale accounts are classified as held for investment. Upon origination, wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Finance receivables from affiliates include retail and wholesale notes and wholesale accounts.  Our finance receivables consist of the following:

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Notes --
Wholesale notes purchased from Navistar, Inc. consist of variable rate loans to Navistar, Inc.'s dealers for the purchase of new and used trucks, trailers and related equipment.

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

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is recorded if it is believed that there is a greater than 50% likelihood that the account could be impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type:  retail notes, finance leases and accounts. NFC’s estimate of the required allowance is based upon three factors:  a historical component based upon a weighted average of actual loss experience from the most recent three years, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters.  In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. The actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each.

Under various agreements, Navistar, Inc. and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value.  The amount of losses we record in our Provision for credit losses does not include any amount for receivables covered under these agreements. Allocation of the losses on the portfolio between us, Navistar, Inc. and dealers is generally dependent on the type of collateral being financed and loss sharing percentages established at the date of financing. Navistar, Inc.’s proportion of total losses depends on a number of factors including the type of collateral financed, the size of the customer exposure and the loss sharing arrangement previously established.

In order to establish a specific reserve in the loss allowance for finance receivables, we look at many of the same factors listed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations especially for the dealer, the number of dealers of competitor manufacturers in the market area, type of equipment normally financed (over the road or local use/delivery vehicles) and the seasonality of the business (e.g., primarily a bus dealer). We may continue to collect payments on accounts with specific reserves as the amount of the reserve is reviewed at least quarterly. In addition, when we identify significant customers at probable risk of default, we segregate those customers’ receivables from the pools and separately evaluate the estimated losses based on the market value of the collateral and specific terms of the receivable contracts.  We use the same process in estimating the collateral values as we do in estimating the values of our Vehicle Inventory.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment in Operating Leases

We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements.   These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to the residual value guaranteed by the secured lender at the end of the lease.  The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts, at which time, the net investment in the equipment is transferred to Vehicle inventory.

Vehicle Inventory

We recognize repossessed assets and the return of equipment under operating leases at the lower of historical cost or fair value, less estimated remarketing costs and reclassify the net investment from Finance receivables or Net investment in operating leases to Vehicle inventory. Losses arising from the repossession of collateral supporting finance receivables are recognized upon repossession and charged to the Allowance for losses account. Operating lease returns are adjusted to fair market value when a decrease in value is determined to have occurred, and any loss is charged to Other expense. The value of the asset is recorded as Vehicle inventory.  Once the repossessed or returned assets are sold, the additional losses or gains, if any, are charged to Other expenses. Realization of the carrying values is dependent on our future ability to market the vehicles under then prevailing conditions. We review inventory values periodically to determine if recorded amounts are appropriate and have not been impaired.  If the value of the equipment has been impaired, the carrying value is reduced and charged to Other expenses.

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

Derivative Financial Instruments

We recognize all derivatives as assets or liabilities in the consolidated statements of financial condition and measure them at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  When certain criteria are met, the timing of gain or loss recognition on the derivative instrument is matched with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Our policy prohibits the use of derivative financial instruments for speculative purposes.  We use derivative financial instruments to reduce our exposure to interest rate volatility. We may use forward starting swap or cap contracts to limit interest rate risk exposure on the notes and certificates related to an expected sale of receivables.  We may use interest rate swaps or caps to reduce exposure to interest rate changes when we sell fixed rate receivables on a variable rate basis. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable if market conditions or interest rates change. We do not use hedge accounting for any swaps or caps under SFAS No. 133, thus changes in fair value of these instruments are recognized in Derivative expense.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations and cash flows:

SFAS 161 - In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is our quarter ending April 30, 2009. When effective, we will comply with the disclosure provisions of this Statement. See Note 12, Derivative Financial Instruments, for more information.

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

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 107, Disclosure about Fair Value of Financial Instruments, and SFAS No. 157, Fair Value Measurements.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which would be fiscal 2009 for us. Early adoption was permitted under certain limited circumstances; we did not choose to adopt early. Our effective date is November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this statement will not have a material impact on our consolidated financial condition, results of operations or cash flows.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.  We do not expect the adoption of this statement will have a material impact on our consolidated financial condition.

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and Navistar, Inc. relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from Navistar, Inc. at prevailing market rates applied to the average outstanding balances.  Interest paid by dealers on wholesale notes, if any, plus the payments made by Navistar, Inc. for the typical “interest free” period offered to the dealers equals the total revenues received on wholesale notes.  Substantially all revenues earned on wholesale accounts and retail accounts are received from Navistar, Inc. Receivables purchased by NFC from Navistar, Inc. for the years ended October 31, 2008, 2007 and 2006, were $4.2 billion, $4.9 billion and $7.4 billion, respectively. Aggregate interest revenue from Navistar, Inc. was $66.6 million, $118.5 million and $130.9 million in the years ended October 31, 2008, 2007 and 2006, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations.

Finance Receivables, Operating Leases and Vehicle Inventory

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Finance receivables and operating lease charge-offs recorded by Navistar, Inc. on vehicles financed by NFC were $9.0 million, $6.8 million and $3.2 million for years ended October 31, 2008, 2007 and 2006, respectively.  Impairment losses recorded by Navistar, Inc. on vehicle inventory for the year ended October 31, 2008 were $7.7 million. There were no impairment losses recorded on vehicle inventory in fiscal 2007 or 2006.  Navistar, Inc. recorded losses on sales of vehicle inventory for years ended October 31, 2008, 2007 and 2006 of $10.9 million, $1.6 million and $3.1 million, respectively.

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances. Effective January 1, 2008, the fees on outstanding balances were raised from 25 basis points to 100 basis points. These guarantee fees for the years ended October 31, 2008 and 2007 were $2.5 million and $0.6 million, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NIC’s Mexican finance subsidiaries.  Fees paid by NFC for this backstop guarantee were $0.4 million $0.4 million for years ended October 31, 2008 and 2007, respectively. No losses were incurred relating to the guarantees in 2008 or 2007.  These guarantee fee agreements were not in effect in 2006.

Unsecured Loans to Affiliates

A working capital loan agreement was entered into as of October 19, 2007, by and between NFC and NFM.  NFC agreed to lend up to an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement expired. The loan was repaid in July 2008.

As of October 31, 2007 the unpaid principal balance was $60.0 million.  Interest revenue was $1.6 million and $0.1 million on this loan for the fiscal years ended October 31, 2008 and 2007, respectively.  The interest income on the unsecured loan is reported as Other revenues in the consolidated statements of operations.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders that confirmed that capital contributions from Navistar, Inc., if any, would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation.  Navistar, Inc. made capital contributions of $60.0 million to NFC during fiscal 2008 to maintain compliance with the 125% Fixed Charge Coverage Ratio.  No such contributions were required during the fiscal year 2007.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Expenses

NFC pays a fee to Navistar, Inc. for data processing and other administrative services based on the cost of actual services performed.  The amount of the fee was $4.2 million, $2.9 million, and $2.3 million for the years ended October 31, 2008, 2007 and 2006, respectively.  The fee is reported in Credit, collections and administrative expenses in the consolidated statements of operations.

Net accounts due and finance receivables from affiliates

NIC has significant ownership interest, or is primary beneficiary of VIEs related to certain Dealcor dealers at October 31, 2008 and 2007. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $13.8 million, $13.9 million and $10.4 million for the years ended October 31, 2008, 2007 and 2006, respectively. Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations.   Included in our consolidated statements of financial condition are the following amounts due from affiliates as of October 31 (in millions):

	2008	2007
Finance receivables from affiliates net of unearned income and dealer reserve (Dealcor retail)	$140.4	$177.7
Finance receivables from affiliates (Dealcor wholesale)	71.9	34.4
Net accounts due from affiliates	17.5	60.1

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

Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivables.  We generally maintain a secured interest in the equipment financed and perform regular credit evaluations of our dealers and customers.  At October 31, 2008 and 2007, respectively, no single customer represented a significant concentration of credit risk.

Finance receivables balances, as of October 31, are summarized as follows (in millions):

	2008	2007
Retail notes, net of unearned income	$2,468.0	$3,012.3
Finance leases, net of unearned income	122.7	157.2
Wholesale notes held for sale	118.0	105.6
Accounts (includes retail and wholesale)	197.6	269.4
Finance receivables from affiliates, net of unearned income	212.3	212.1
Total finance receivables	3,118.6	3,756.6
Allowance for losses	(28.4)	(23.9)
Total finance receivables, net	$3,090.2	$3,732.7

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual maturities of finance receivables as of October 31, 2008, are summarized as follows (in millions):

	Retail notes	Finance leases	Wholesale notes	Accounts	Affiliates
Due in fiscal year:
2009	$929.8	$54.9	$118.0	$197.6	$108.2
2010	740.3	37.2	-	-	34.2
2011	521.8	24.3	-	-	34.4
2012	308.7	13.5	-	-	19.5
2013	148.9	7.1	-	-	11.0
Thereafter	51.0	1.8	-	-	5.9
Gross finance receivables	2,700.5	138.8	118.0	197.6	213.2
Unearned finance income	(232.5)	(16.1)	-	-	(0.9)
Finance receivables, net of unearned income	$2,468.0	$122.7	$118.0	$197.6	$212.3

The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions, delinquencies, credit losses, and renewals.  The contractual maturities, therefore, should not be regarded as a forecast of future collections.

4. ALLOWANCE FOR LOSSES

The Allowance for losses for finance receivables is summarized as follows for the fiscal years ended October 31 (in millions):

	2008	2007	2006
Allowance for losses, beginning of year	$23.9	$15.3	$13.6
Provision for credit losses	32.2	19.6	8.4
Charge-offs	(27.7)	(11.0)	(6.7)
Allowance for losses, end of year	$28.4	$23.9	$15.3

Finance receivables include the following amounts relating to impaired receivables as of October 31 (in millions):

	2008	2007	2006
Impaired receivables with specific loss reserves.	$47.1	$28.3	$17.6
Impaired receivables without specific loss reserves.	3.8	0.9	-
Impaired receivables guaranteed by Navistar, Inc.	8.7	8.9	12.6
Total impaired receivables	$59.6	$38.1	$30.2

Specific loss reserves recorded by NFC	$4.6	$3.1	$1.1
Specific loss reserves recorded by Navistar, Inc.	16.1	6.8	1.8
Average balance of impaired finance receivables	46.8	27.5	5.8
Finance receivables over 60 days delinquent	18.6	23.0	13.1

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended. As of October 31, 2008, impaired receivables included $13.8 million for one retail customer with a specific loss reserve of $0.2 million recorded by NFC and $6.3 million recorded by Navistar, Inc. At October 31, 2007, NFC’s impaired receivables included $19.9 million for one dealer with a specific loss reserve of $2.2 million.  Of the impaired receivables not guaranteed by Navistar, Inc., NFC would be solely responsible for $17.8 million, $20.8 million and $16.6 million as of October 31, 2008, 2007 and 2006, respectively. Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under our loss sharing arrangements.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition.  Impairment losses recorded by NFC were $4.9 million for the year ended October 31, 2008.  There were no impairment losses recorded on vehicle inventory in fiscal 2007 or 2006. Certain impairment losses are allocated between NFC and Navistar, Inc. based on pre-established ratios.  Net losses on the sale of vehicles were $4.8 million, $1.5 million and $1.3 million for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.   Impairment losses and losses on the sale of vehicles are included in Other expenses.

The change in NFC’s Vehicle inventory is summarized as follows for the fiscal years ended October 31 (in millions):

	2008	2007
Vehicle inventory, beginning of year	$23.2	$5.2
Net additions	121.3	49.6
Impairment loss	(4.9)	-
Net book value of repossessed assets sold	(97.6)	(31.6)
Vehicle inventory, end of year	$42.0	$23.2

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows as of October 31 (in millions):

	2008	2007
Investment in equipment under operating leases	$119.5	$124.2
Less: Accumulated depreciation	(47.5)	(46.3)
Net investment in equipment under operating leases	72.0	77.9
Rent receivable net of reserve for past due operating leases	0.9	0.4
Net investment in operating leases	$72.9	$78.3

Future minimum rentals on operating leases are as follows: 2009, $18.6 million; 2010, $13.9 million; 2011, $6.9 million; 2012, $3.7 million; 2013, $2.3 million, and $0.1 million thereafter.

7. INCOME TAXES

Taxes on income for the years ended October 31 are summarized as follows (in millions):

	2008	2007	2006
Federal and foreign	$0.6	$43.2	$49.8
State and local	1.7	3.0	4.0
Total current	2.3	46.2	53.8
Deferred (primarily federal)	(16.4)	(8.1)	(6.8)
Total income tax (benefit) expense	$(14.1)	$38.1	$47.0

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended October 31 is as follows:

	2008	2007	2006
Statutory federal income tax expense (benefit) rate	(35.0)%	35.0%	35.0%
State income taxes net of federal income taxes	1.2	1.3	2.1
Other	2.3	(0.1)	(0.1)
Effective income tax rate	(31.5)%	36.2%	37.0%

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NFC and its domestic subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its domestic subsidiaries as if NFC filed its own consolidated return.  Total income tax payments made to NIC during 2008, 2007 and 2006 were $71.0 million, $30.8 million, and $31.9 million, respectively.  The amount of federal and state income taxes payable to (due from) NIC as of October 31, 2008 and 2007 were ($0.9) million and $67.0 million, respectively.  Accrued income tax is included in Other liabilities on the consolidated statements of financial condition.

The net deferred tax asset is included in Other assets on the consolidated statements of financial condition.  The components of deferred tax assets and liabilities from operations as of October 31 are as follows (in millions):

	2008	2007
Deferred tax assets:
Pension and other postretirement benefits	$8.6	$5.5
Allowance for losses	10.4	8.9
Secured borrowings	47.8	48.2
Market value adjustments on derivatives and retained interest	23.1	8.3
Other	8.6	4.7
Less valuation allowance	(1.5)	(1.0)
Total deferred tax assets	97.0	74.6

Deferred tax liabilities:
Lease transactions	(27.0)	(25.8)
Equipment under operating lease	(23.6)	(24.7)
Total deferred tax liabilities	(50.6)	(50.5)
Net deferred tax assets	$46.4	$24.1

We have incurred net operating losses in certain states where we file separately from NIC.  As a result of those losses and our net deferred tax asset position, we assessed the need for a valuation allowance based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.  As a result of that assessment, a valuation allowance was established in the amount of $1.5 million and $1.0 million as of October 31, 2008 and 2007, respectively.  We believe that the remaining deferred tax assets will more likely than not be realized.

On November 1, 2007 we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $3.9 million, resulting in a decrease to retained earnings of $2.5 million.  As of October 31, 2008 and November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax positions exclusive of accrued interest and penalties was $10.3 million and $9.1 million, respectively.  If these unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The recognition of the beginning and ending gross unrecognized tax benefits is as follows (in millions):

Balance at November 1, 2007	$9.1
Increase related to prior year tax positions	1.7
Decrease related to prior year tax positions	(0.8)
Increase related to current year tax positions	0.3
Balance at October 31, 2008	$10.3

We recognize interest and penalties as part of Income tax (benefit) expense under the provisions of FASB Interpretation No. 48. Total interest and penalties included in income tax expense for 2008 are $0.7 million.  Cumulative interest and penalties included in the consolidated balance sheet as of October 31, 2008 and November 1, 2007 are $2.8 million and $2.1 million, respectively.

We, as a subsidiary of NIC, are subject to examination in the United States federal tax jurisdiction for the years 1993 to 2008. Also, as a subsidiary of NIC or as a separate filing entity, we are subject to examination in various state and foreign jurisdictions over a similar period.  In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income. We believe we have sufficient accruals for our contingent liabilities.  While it is probable that the liability for uncertain tax positions may increase or decrease during the next twelve months, we do not expect that such differences would have a material effect on our financial condition, results of operations, or cash flows.

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows for the fiscal years ended October 31 (in millions):

			Weighted Average Interest Rate
	2008	2007	2008	2007
Senior bank credit facility at variable rates due July 2010	$1,057.6	$1,028.9	5.7%	6.8%
Revolving retail warehouse facility at variable rates due June 2010	500.0	500.0	4.6%	5.4%
Borrowings secured by asset-backed securities at various rates, currently between 3.3% and 4.9% due serially through 2014	1,989.6	2,607.7	3.8%	4.8%
Borrowings secured by operating and finance leases at rates currently between 2.6% and 6.6% due serially through June 2011	131.9	132.5	4.5%	5.2%
Total senior and secured borrowings	$3,679.1	$4,269.1	4.5%	5.4%

The senior bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, a term loan of $620.0 million and a revolving bank loan of $800.0 million.  The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries. The term loan amounted to $603.6 million as of October 31, 2008, with principal payments due of $6.2 million in fiscal 2009 and $597.4 million in fiscal 2010.

Availability under the revolver portion of the Agreement as of October 31 was as follows (in millions):

	2008	2007
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(454.0)	(419.0)
Mexican sub-revolver loan utilized	(100.0)	(100.0)
Total availability	$246.0	$281.0

Under the terms of the Agreement, as amended, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6:1, a twelve-month rolling fixed charge coverage ratio of no less than 125%, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The maximum allowable debt to tangible net worth ratio was 7:1 from March 28, 2007 through November 1, 2007, and 6.5:1 for the period from November 1, 2007 through April 30, 2008. The Agreement grants security interests in substantially all of NFC’s unsecured assets to the participants in the Agreement. Compensating cash balances are not required. Annual facility fees of 0.375% are paid in quarterly installments on the revolving loan portion only, regardless of usage.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of dividends permitted to be paid to our parent company is $400.0 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment. As of October 31, 2008, no dividends were available for distribution to our parent company.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail warehouse facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP, therefore TRIP’s assets and liabilities are included in our consolidated statements of financial condition. The balance of receivables in TRIP fluctuates based on the demand for retail truck financing and the timing of our retail securitizations. As of October 31, 2008 and 2007 NFC had $242.5 and $443.4 million, respectively, in retail notes and finance leases in TRIP.

The asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs.  This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively.  The carrying amount of the retail notes and finance leases used as collateral was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers.  The balances are classified under Senior and secured borrowings as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its wholly-owned subsidiary, Navistar Leasing Services Corporation (“NLSC”) have established Navistar Leasing Company (“NLC”), a Delaware business trust.  NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations.  Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC or its creditors.  The balance of the secured borrowings of NLC totaled $1.5 million and $7.8 million as of October 31, 2008 and 2007, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, was established in June 2004 to provide NFC with another vehicle to obtain borrowings secured by leases.  The balances are classified under Senior and secured borrowings as borrowings secured by leases.  ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies.  The balance of these secured borrowings issued by ITLC totaled $130.4 million and $124.7 million as of October 31, 2008 and 2007, respectively.  The carrying amount of the finance and operating leases used as collateral was $121.2 million and $114.4 million as of October 31, 2008 and 2007, respectively.  Restricted cash and cash equivalents used as collateral was $10.9 million as of October 31, 2008 and $11.2 million as of October 31, 2007.

Amortization of debt issue costs included in Cost of borrowing – other were $5.9 million, $5.0 million and $5.5 million for the years ended October 31, 2008, 2007 and 2006, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future aggregate annual contractual maturities and required payments of Senior and secured borrowings as of October 31, 2008 are as follows (in millions):

2009	$47.0
2010	1,597.0
2011	311.5
2012	219.2
2013	324.4
Thereafter	1,180.0
Total	$3,679.1

9.  POSTRETIREMENT BENEFITS

Defined Benefits Plans

We provide postretirement benefits to some employees. Costs associated with postretirement benefits include pension and postretirement healthcare expenses for employees, retirees, and surviving spouses and dependents. We use an October 31 measurement date for all of our defined benefit plans.

Effective October 31, 2007, we adopted SFAS No. 158.  The provisions of the statement required that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our consolidated statements of financial condition.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  We have historically measured the plan assets and benefit obligations as of our balance sheet date.

Generally, the plans are non-contributory. Our policy is to fund pension plans in accordance with applicable United States government regulations. As of October 31, 2008, all legal funding requirements had been met. We were not required to make contributions to our pension plans for fiscal years 2007 or 2008.

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows (in millions):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$65.5	$70.0	$20.4	$26.0
Service cost	0.3	0.3	0.1	0.1
Interest on obligation	3.9	3.9	1.2	1.2
Actuarial net loss	(13.1)	(4.4)	(5.4)	(6.0)
Plan participants’ contributions	-	-	0.2	0.3
Benefits paid	(4.7)	(4.3)	(1.5)	(1.4)
Subsidy receipts	-	-	0.2	0.2
Benefit obligation at end of year	$51.9	$65.5	$15.2	$20.4

Change in plan assets
Fair value of plan assets at beginning of year	$68.1	$60.7	$9.5	$8.0
Actual return on plan assets	(21.5)	11.2	(3.1)	2.0
Employer contributions	0.5	0.5	0.1	0.1
Benefits paid	(4.7)	(4.3)	(0.5)	(0.6)
Fair value of plan assets at end of year	$42.4	$68.1	$6.0	$9.5

Funded (unfunded) status	$(9.5)	$2.6	$(9.2)	$(10.9)

Amounts recognized in the consolidated statements of financial condition consist of:
Other assets	$-	$9.1	$-	$-
Other liabilities	(9.5)	(6.5)	(9.2)	(10.9)
Net amount recognized	$(9.5)	$2.6	$(9.2)	$(10.9)

Amounts recognized in our accumulated other comprehensive loss (pretax) consist of:
Net actuarial loss (gain)	$15.0	$1.6	$(2.7)	$(1.2)
Prior service cost (credit)	0.1	-	-	-
Net amount recognized	$15.1	$1.6	$(2.7)	$(1.2)

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $50.7 million and $63.8 million as of October 31, 2008 and 2007, respectively.

The amounts included in Accumulated other comprehensive loss are net of deferred income taxes of $4.7 million and $0.2 million at October 31, 2008 and 2007, respectively.

Net periodic postretirement benefits expense (income) included in the consolidated statements of operations for the years ended October 31, is comprised of the following (in millions):

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost for benefits earned during the period	$0.3	$0.3	$0.4	$0.1	$0.1	$0.2
Interest on obligation	3.9	3.9	3.9	1.2	1.2	1.4
Amortization of cumulative losses	0.2	0.5	0.7	-	-	0.4
Less expected return on assets	(5.9)	(5.3)	(5.0)	(0.8)	(0.7)	(0.7)
Net postretirement benefits expense (income):	$(1.5)	$(0.6)	$-	$0.5	$0.6	$1.3

Other amounts recognized in other comprehensive income (loss) and net periodic benefit (income) cost before tax for our pension and other post-retirement plans consisted of the following (in millions):

Actuarial net loss (gain)	$13.6	$-	$-	$(1.5)	$-	$-
Prior service cost (credit)	0.1	-	-	-	-	-
Amortization of cumulative losses	(0.2)	-	-	-	-	-
Minimum pension liability adjustment	-	(0.5)	(10.0)	-	-	-
Total recognized in other comprehensive loss	13.5	(0.5)	(10.0)	(1.5)	-	-
Total recognized in net periodic benefit cost (income) and other comprehensive loss	$12.0	$(1.1)	$(10.0)	$(1.0)	$0.6	$1.3

The estimated amount of actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic expense during the next fiscal year is $0.3 million.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31 were:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate used to determine present value of benefit obligation at end of year	8.4%	6.1%	8.4%	6.1%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense for the years ended October 31 were:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.1%	5.7%	5.6%	6.1%	5.7%	5.7%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

The actuarial assumptions used to compute the net periodic pension cost and postretirement benefit cost are based upon information available as of beginning of the year, specifically, market interest rates, past experience and our best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases. Three of these items have a significant impact on the level of cost: (1) discount rates; (2) expected rates of returns on plan assets; and (3) healthcare cost trend rates.

We estimate the discount rate for our pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citibank yield curve to establish a weighted average discount rate for each plan. Healthcare cost trend rates are established through a review of actual recent cost trends and projected future trends. Our retiree medical trend assumptions are the best estimate of expected inflationary increases to healthcare costs. The assumptions used are based upon both our specific trends and nationally expected trends. Recently, our average increases have been lower than the nationally expected trends. This methodology is utilized because it provides for a matching of expected investment yields available considering the timing of future cash outflows.

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

The weighted average rate of increase in the per capita cost of post retirement healthcare benefits was 7.8% in 2008 and is projected to be 7.9% in 2009.  The rate is projected to decrease to 5.0% by the year 2014 and remain at that level each year thereafter.  The effect of changing the healthcare cost trend rate by one-percentage point for each future year is as follows (in millions):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	1.3	(1.1)

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As of October 31, 2008 and 2007, the weighted average percentage of plan assets by category is as follows:

	Pension Benefits			Other Benefits
Asset Category	Target Range	2008	2007	Target Range	2008	2007
Equity securities
NIC common stock		-	-		10%	13%
Other equity securities		73%	77%		50%	60%
Hedge funds		-	-		15%	11%
Total equity securities	60-80%	73%	77%	75-85%	75%	84%

Debt securities		27%	23%		20%	14%
Other, including cash		-	-		5%	2%
Total debt securities and other	20-40%	27%	23%	15-25%	25%	16%

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

Expected Future Benefit Payments

Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2009 through 2013 and the five years ending October 31, 2018, are estimated as follows (in millions):

	Pension Benefit Payments	Other Postretirement Benefit Payments	Postretirement Benefit Subsidy Receipts
2009	$4.7	$1.4	$0.2
2010	4.9	1.6	0.2
2011	5.0	1.7	0.2
2012	5.0	1.7	0.3
2013	5.4	1.8	0.3
2014 through 2018	25.6	9.2	1.7

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of our employees. The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plan receive annual company contributions to their retirement accounts based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $1.0 million, $1.0 million, and $0.9 million in 2008, 2007 and 2006, respectfully, which approximates the amount we fund.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Leases

NFC is obligated under non-cancelable operating leases for the majority of its office facilities.  These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee.  As of October 31, 2008, future minimum lease commitments under non-cancelable operating leases are as follows (in millions):

Year Ended October 31
2009	$1.6
2010	1.7
2011	1.7
2012	1.8
2013	1.9
2014 and beyond	2.8
Total	$11.5

The total operating lease expense was $3.1 million, $1.6 million, and $1.8 million for the years ended October 31, 2008, 2007 and 2006, respectively.

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.   As of October 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $218.6 million, the total amount outstanding at that date.  As of October 31, 2007, NFC’s maximum guarantee exposure to this outstanding debt was $216.0 million, the total amount outstanding at that date. Effective January 1, 2008, the fees on outstanding balances were raised from 25 basis points to 100 basis points. These guarantee fees for the years ended October 31, 2008 and 2007 were $2.5 million and $0.6 million, respectively.  During the year ended October 31, 2006, no fees were paid to us for the guarantees. No payments were made to third parties as a result of the guarantees of debt during the three years ended October 31, 2008.

The following table summarizes the borrowings as of October 31, 2008, (in millions):

Type of Funding		Maturity	Maximum Amount of Guaranty	Outstanding Balance
Revolving credit facility	(1)	August 2013	$13.6	$12.9
Revolving credit facility	(1)	October 2009	7.7	-
Revolving credit facility	(1)	May 2011	15.5	15.5
Revolving credit facility	(1)	October 2009	7.7	-
Revolving credit facility	(1)	March 2009	25.0	14.9
Revolving credit facility	(1)	April 2011	21.3	18.0
Revolving credit facility	(1)	July 2013	15.5	13.1
Revolving credit facility	(1)	July 2013	18.6	8.7
Revolving credit facility	(1)	August 2013	27.9	35.5
Revolving credit facility	(2)	July 2010	100.0	100.0
		Total	$252.8	$218.6

(1)           Peso-denominated.
(2)           Revolving credit facility guaranteed jointly with NIC.

Guarantees of Derivatives

As of October 31, 2008, NFC guaranteed derivative contracts for forward foreign currency contracts and interest rate swaps and caps of NFM.  NFC’s exposure is limited to any unfavorable fair market value of these derivative contracts only in cases of default by NFM.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the guaranteed derivative contracts as of October 31, 2008, (in millions):

Instrument	Maturity	Outstanding Notional	Fair Value
Interest rate swaps (1)	December 2010	$31.8	$-
Interest rate caps (2)	December 2010	0.6	-

(1) Peso and cross-currency denominated related to NFM
(2) Peso denominated related to NFM

The foreign currency conversion rate at October 31, 2008, of 12.9 to 1 was used by NFC to convert the peso-denominated guarantees to United States dollars.

NFC has not recognized a liability related to any of these guarantees since FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others does not apply to the measurement of a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

11. SHAREOWNER’S EQUITY

The number of authorized shares of capital stock as of October 31, 2008 and 2007 was 2,000,000, of which 1,600,000 shares were issued and outstanding.  Navistar, Inc. owns all issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

We paid Navistar, Inc. dividends of $14.8 million and $400.0 million in fiscal 2008 and 2007, respectively. Navistar, Inc. made capital contributions of $60.0 million to NFC in fiscal 2008.

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

NFC has entered into various interest rate swaps agreements in connection with the sale of retail note and lease receivables.   The purpose and structure of these swaps is to convert the floating rate portion of the asset backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. Since the timing of actual liquidations and the repayment of the securitized debt will vary from original scheduled cash flows, the notional amounts of the interest rate swaps are amortized on a monthly basis to correspond with the future expected cash flows of the instruments being hedged; normally variable rate debt. Since we do not use hedge accounting for our derivatives, the adjustments to the derivative fair values are recorded in the consolidated statements of operations which can cause volatility in our earnings. Our policy prohibits the use of derivative financial instruments for speculative purposes.

In June 2005, TRIP issued Series 2005-1 floating rate, asset backed Notes in the amount of $500.0 million to replace the Series 2000-1 Notes that matured in October 2005.  Under the terms of the related agreements, TRIP uses the proceeds from the Notes to finance retail note and lease receivables.  TRIP purchased an interest rate cap to protect it against the potential of rising interest rates.  To offset future volatility in income as a result of this cap, NFC entered into another interest rate cap which offset that which was purchased by TRIP. The interest rate caps have a maturity date of June 15, 2016.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of all derivative instruments are recorded as assets or liabilities on a gross basis in our consolidated statements of financial condition. The interest rate swap agreements have maturity dates ranging from May 18, 2010 to October 19, 2015. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
As of October 31, 2008	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,636.4	$38.7	$3,469.0	$79.6
Interest rate caps purchased	500.0	3.3	-	-
Interest rate caps sold	-	-	500.0	3.3
Total derivatives	$2,136.4	$42.0	$3,969.0	$82.9

	Other Assets		Other Liabilities
As of October 31, 2007	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,651.4	$18.0	$3,364.7	$35.4
Interest rate caps purchased	500.0	2.1	-	-
Interest rate caps sold	-	-	500.0	2.1
Total derivatives	$2,151.4	$20.1	$3,864.7	$37.5

The effect of derivative instruments on the consolidated statements of operations for the years ended October 31 is presented in the following table (in millions):

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		2008	2007	2006
Interest rate swaps	Derivative expense	$(55.0)	$(8.9)	$(6.6)
Interest rate caps purchased	Derivative expense	1.2	(1.0)	(3.0)
Interest rate caps sold	Derivative expense	(1.2)	1.0	3.0
Total		$(55.0)	$(8.9)	$(6.6)

13. SECURITIZATION TRANSACTIONS

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

The wholesale notes owner trust owned $818.6 million of wholesale notes and $95.3 million of marketable securities as of October 31, 2008, and $1.1 billion of wholesale notes and $85.2 million of marketable securities as of October 31, 2007. On the maturity date, July 25, 2008, the wholesale note trust repaid $200.0 million of the investor certificate issued in 1998.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of available wholesale note trust funding certificates as of October 31 were as follows (in millions):

	Maturity	2008	2007
Investor certificate	July 2008	$-	$200.0
Investor certificate	February 2010	212.0	212.0
Variable funding certificate (“VFC”)	October 2009	800.0	800.0
	Total	$1,012.0	$1,212.0

The utilized portion of the VFC was $550.0 million and $570.0 million as of October 31, 2008, and October 31, 2007, respectively.  Our retained interest was $139.6 million and $200.4 million as of October 31, 2008 and 2007, respectively. In October 2008, the VFC expiration date was extended from November 2008 to October 2009.

The TRAC retail accounts facility owned $123.1 million of retail accounts and $22.8 million of marketable securities as of October 31, 2008, and $154.8 million of retail accounts and $26.0 million of marketable securities as of October 31, 2007.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	October 31, 2008	October 31, 2007
Conduit funding facility	August 2009	$100.0	$100.0
Funding utilized		(47.5)	(60.3)
Total availability		$52.5	$39.7

Our retained interest was $90.0 million as of October 31, 2008, and $118.7 million as of October 31, 2007.

In October 2008, the conduit funding facility expiration date was extended from October 2008 to August 2009.

Amount due from the sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers a pool of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum credit exposure under all receivable sale recourse provisions was $229.6 million and $319.1 million as of October 31, 2008 and October 31, 2007, respectively.

The Amounts due from the sales of receivables are summarized as follows (in millions):

	October 31, 2008	October 31, 2007
Excess seller’s interest	$218.7	$296.1
Interest only strip	2.1	11.3
Restricted cash reserves	8.8	11.7
Total amounts due from sales of receivables	$229.6	$319.1

We estimate the payment speed for the receivables sold, expected net credit losses and the discount rate used to determine the fair value of the retained interests.  Estimates of payment speeds, expected credit losses, and discount rates are based on historical experience, anticipated future portfolio performance and other market factors for alternative investments with similar risk characteristics, and are made separately for each securitization transaction.  In addition, we estimate the fair value of the retained interests on a monthly basis utilizing updated estimates of these factors.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions as of October 31, 2008 and 2007, and the sensitivity of the current fair values of residual cash flows as of October 31, 2008, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

			Adverse Fair Value Change at October 31, 2008
	2008	2007	10%	20%
Discount rate (annual)	14.6 to 23.0%	10.3 to 18.8%	$2.4	$4.7
Estimated credit losses	0.0 to 0.24%	0.0 to 0.18%	0.1	0.1
Payment speed (percent of portfolio per month)	8.8 to 75.7%	9.9 to 69.2%	1.3	2.6

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

The following tables reconcile the total serviced portfolio to the on-balance sheet Finance receivables portfolio, net of unearned income, as of October 31 (in millions):

2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,468.0	$122.7	$839.4	$320.7	$309.5	$4,060.3
Less sold receivables – off-balance sheet	-	-	(721.4)	(123.1)	(97.2)	(941.7)
Total on-balance sheet	$2,468.0	$122.7	$118.0	$197.6	$212.3	$3,118.6

2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$3,012.3	$157.2	$1,024.6	$424.2	$383.5	$5,001.8
Less sold receivables – off-balance sheet	-	-	(919.0)	(154.8)	(171.4)	(1,245.2)
Total on-balance sheet	$3,012.3	$157.2	$105.6	$269.4	$212.1	$3,756.6

For sold receivables, wholesale notes balances past due over 60 days were $3.2 million and $2.6 million, respectively, as of October 31, 2008 and 2007.  There were no past due retail balances in TRAC at either date.

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of operations (in millions):

	2008	2007	2006
Fair value adjustments	$1.3	$4.6	$(6.6)
Excess spread income	19.6	53.5	64.4
Servicing fees revenue	10.0	15.3	16.3
Losses on sales of receivables	(23.8)	(9.3)	(7.0)
Investment income	5.1	9.1	6.2
Securitization income	$12.2	$73.2	$73.3

Cash flows from off-balance sheet securitization transactions are as follows (in millions):

	2008	2007	2006
Proceeds from sales of finance receivables	$4,455.8	$5,056.1	$8,160.2
Servicing fees	9.2	15.9	16.1
Cash from net excess spread	16.9	49.7	60.8
Investment income	3.7	7.1	5.1
Net cash from securitization transactions	$4,485.6	$5,128.8	$8,242.2

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments as of October 31 are shown below (in millions).

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$34.4	$34.4	$10.6	$10.6
Finance receivables:
Retail notes	2,468.0	2,220.5	3,012.3	2,776.3
Affiliates	212.3	198.6	212.1	200.3
Accounts (wholesale and retail)	197.6	197.6	269.4	269.4
Wholesale notes	118.0	118.0	105.6	105.6
Restricted cash and cash equivalents	515.4	515.4	370.5	370.5
Amounts due from sales of receivables	229.6	229.6	319.1	319.1

Financial liabilities:
Senior and secured borrowings	3,679.1	3,662.5	4,269.1	4,254.7
Derivative financial instruments	40.9	40.9	17.4	17.4

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

NFC determines the fair value of derivatives using information obtained from our derivative counterparties.

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

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated statements of operations data (in millions):

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2008	2007	2008	2007
Financing revenue	$73.2	$81.8	$69.8	$83.6
Securitization income	9.9	28.4	8.1	14.3
Operating leases and other revenue	13.9	13.2	12.7	15.4
Interest expense	62.3	58.7	46.8	59.2
Credit, collection and administrative	12.2	11.5	18.0	13.1
Provision for credit losses	4.6	0.6	6.0	4.1
Depreciation on operating leases	4.5	4.9	4.0	4.6
Derivative expense (income)	40.2	(6.0)	(1.7)	6.2
Net income (loss)	(19.2)	33.1	7.3	14.9

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2008	2007	2008	2007
Financing revenue	$61.8	$83.2	$58.5	$76.6
Securitization income	2.7	19.3	(8.5)	11.2
Operating leases and other revenue	9.6	13.6	12.9	12.8
Interest expense	38.3	60.4	39.4	59.7
Credit, collection and administrative	13.4	13.5	13.3	12.5
Provision for credit losses	13.3	3.6	8.3	11.3
Depreciation on operating leases	4.3	4.4	4.2	4.6
Derivative expense (income)	1.1	(1.9)	15.4	10.6
Net income (loss)	(1.4)	20.9	(17.4)	(1.6)

Quarterly condensed consolidated statements of financial condition data (in millions):

	As of January 31,		As of April 30,		As of July 31,
	2008	2007	2008	2007	2008	2007
Finance receivables, net	$3,710.9	$4,054.2	$3,556.1	$4,073.1	$3,136.2	$3,807.7
Amounts due from sales of receivables	205.8	352.9	240.1	352.7	263.4	290.3
Restricted cash and cash equivalents	817.7	360.4	691.2	480.0	636.7	592.5
Total assets	5,105.4	5,013.9	4,792.1	5,122.4	4,359.3	4,883.4
Senior and secured borrowings	4,653.5	4,216.1	4,352.7	4,464.1	3,926.2	4,315.9
Total liabilities and shareowner’s equity	5,105.4	5,013.9	4,792.1	5,122.4	4,359.3	4,883.4

INDEX

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Introduction

During Fiscal 2008, we spent considerable time and resources performing extensive analytics, substantive procedures and supporting the audit process to complete six separate financial reports in one year and to become a current and timely filer.  In light of these efforts, we were unable to remediate all of our material weaknesses; however, we continue to invest significant time and resources and engage in actions to remediate weaknesses in both our disclosure controls and procedures and our internal control over financial reporting. Some of the more significant actions we implemented during 2008, or are in the process of implementing, include:

•
We re-emphasized the importance of internal controls and ethical behavior through more visible and consistent messaging across the organization.  Under the direction of our Chief Executive Officer and Chief Financial Officer and other members of our senior management, we are actively engaged in implementing efforts to address our control deficiencies and in promoting the importance of conducting business and accounting activities in compliance with our code of conduct.

•
We continued investing in our finance and accounting organization. We have continued to increase the skills and experience of our finance and accounting staff and to enhance communication across the organization. We continued to focus on developing the competency of our finance and accounting team by updating GAAP-compliant policies and procedures, increasing formal and informal training and augmenting our staff with outside expertise.

•
We availed ourselves of the heavy investment made by NIC in the Sarbanes-Oxley compliance function to enable a more effective assessment and remediation process over our internal control over financial reporting, while also investing in our own internal resources with respect to the Sarbanes-Oxley compliance function.  NIC also fully outsourced the company’s internal audit function to a nationally recognized public accounting firm to further the goal of increasing the function’s monitoring effectiveness.

•
We continued making fundamental changes in both how we govern information systems and in the design of controls around those systems.  Under the guidance of NIC’s Chief Information Officer, we adopted and implemented Control Objectives for Information and related Technology (COBIT®), a recognized industry standard control framework, as the foundation of our design of information technology (“IT”) general controls and instilled more guidance and discipline regarding IT logical access and program changes.

•
Under the direction of NIC’s CEO, NIC’s Chief Risk Officer has established an Enterprise Risk Management (ERM) function and a Risk Committee to help institute a process for monitoring and managing risk in a holistic and integrated approach. The goal is to implement the ERM process across the organization by embedding risk management into management’s discipline and our strategic planning process to enable achievement of our strategic, operational and financial goals.

Collectively, these and other actions improved the foundation of our internal control over financial reporting.  In addition to more systemic changes, we also have been targeting improvements in areas that require more tailored actions.  These actions involve detailed processes and controls over specific accounting and reporting matters more fully discussed in Management’s Report on Internal Control over Financial Reporting below.

INDEX

(a) Evaluation of Disclosure Controls and Procedures

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

Based on the material weakness identified in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, our disclosure controls and procedures were not effective.

We continue to use our management certification process to better identify matters that might require disclosure and to encourage accountability with respect to the accuracy of our disclosures to strengthen our disclosure controls and procedures. Our process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to our Sarbanes-Oxley liaison, Chief Executive and Chief Financial Officer for assessment and resolution.  Our Chief Executive and Chief Financial Officer then make a representation to NIC on behalf of NFC.  We utilized this process in preparing this Annual Report on Form 10-K.

(b) Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Since that reporting, we reported in our third quarter 2008 Quarterly Report on Form 10-Q that we remediated two of those material weaknesses 1) Control Environment and 2) Internal Audit and during the fourth quarter ended October 31, 2008 we had sufficient evidence to conclude that we completed remediation of the following three additional previously reported material weaknesses:

•	Information Technology General Controls. Our remediation actions included:

In 2008, we completed the design and implementation of our computer operation’s controls at various data center locations.  We have strengthened the retention of evidence to confirm that our computer operation’s controls are functioning as designed and we validated the operational effectiveness of these controls through testing.

In order to remediate our material weakness in logical access and help ensure that access was adequately restricted, we enhanced our user provisioning process and monitoring by executing semi-annual reviews of access to our key financial systems, databases, and supporting infrastructure.  During the course of executing the semi-annual reviews, we removed unnecessary access for certain identified individuals.  In addition, we enhanced the user termination process by implementing a weekly reporting feed from the human resource system to the security administrators in order to remove terminations on a more timely basis.

In the area of program changes, we have enhanced the governance around our system development life cycle process.  We continue to emphasize the importance of following our standard system development life cycle process for changes.  This includes retaining appropriate documentation as evidence that supports that changes were documented, tested, and approved before moving into our production environment.  In addition, we have implemented monitoring controls over production program changes where we were not able to completely segregate responsibilities between developers and individuals that move production program changes into production.

INDEX

•	Journal Entries. Our remediation actions included:

In 2008, we continued to reinforce our journal entry policy and procedures to accounting and finance personnel through regular communications and training. We re-emphasized the importance of ensuring proper journal entry review and approval, support and posting accuracy.

We utilized monitoring procedures to frequently test journal entries and report any noncompliance to our Controller and Chief Financial Officer.  As a result, targeted follow up was performed which included training, implementing changes to the way journal entries are processed and other corrective actions to improve compliance.

•	Pension and Other Postretirement Benefits Accounting (OPEB). We utilize the services of the pension and benefits group of NIC to address our pension accounting needs.

•	Remediation actions included:

Formal and informal meetings are conducted quarterly amongst key personnel to review the appropriateness of critical assumptions, business analytics, and significant events.  Revised procedures increased the level of involvement and coordination among the different constituents, including Human Resources, Treasury, Corporate Accounting, Actuaries, Health and Productivity and NIC’s Chief Financial Officer and VP Corporate Controller.

Accountability for planning, coordinating and monitoring the postretirement benefit accounting activities has been centralized under NIC’s Assistant Corporate Controller.

NIC’s Chief Financial Officer and VP, Corporate Controller are actively involved in the assumption setting process for postretirement benefits and review overall analytics and the related variance explanations.

NIC’s Pension and Benefits group developed formal business analytics to analyze the appropriateness of the pension and OPEB related balances.  These analytics are reviewed with the key constituents and areas of concern are researched and resolved.

NIC’s Corporate Accounting function formalized a policy and guidance for accounting for Pension and Postretirement Benefits and hired additional resources with relevant accounting knowledge to further improve accounting for postretirement benefits.

During the quarter ended October 31, 2008 we implemented changes in our internal control over financial reporting related to the following previously reported material weakness. This material weakness continues to exist as of October 31, 2008 and is more fully discussed in Management’s Report on Internal Control over Financial Reporting below.

•	Accounting Policies and Procedures. Remediation actions included:

Management at NIC implemented a policy committee to determine accounting policies needed and to review and approve updates to accounting policies and procedures.  This committee issued numerous accounting policies and procedures and provided guidance to accounting personnel throughout Navistar, Inc who are responsible for complying with the company’s policies.  These newly issued policies along with the committee’s guidance provide a consistent source for accounting personnel at NFC and throughout Navistar, Inc., to use when applying accounting treatment to applicable accounting transactions.

Management at NIC and NFC formalized a process to review new US GAAP accounting pronouncements, identify those relevant to the company, and issue related policies and or procedures to comply with the pronouncements.

A robust learning and development program was implemented that provides detailed guidance about the accounting policies and other technical accounting topics to company personnel throughout Navistar, Inc with responsibility for our internal control over financial reporting. To formally emphasize the company’s commitment to the control environment, NIC issued a new policy requiring all accounting and finance personnel to maintain a minimum level of relevant professional development.

NFC management continued to work with management at NIC as the company utilized its process of preparing white papers that document technical accounting positions and accounting practices followed across the company. These white papers are prepared and reviewed by technical accounting resources to help ensure we are in compliance with U.S. GAAP.

The company’s Sarbanes-Oxley documentation is comprehensive and key controls are directly linked to significant accounting policies. This documentation enables us to monitor the operating effectiveness of company controls through annual testing.

INDEX

Other than those changes discussed above and those discussed in Management’s Report on Internal Control over Financial Reporting, there were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made in accordance with authorization of our management and our Board of Directors.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our assessment identified a material weakness, as described below.  Therefore, we have concluded that our internal control over financial reporting was not effective as of October 31, 2008.  Our independent registered public accounting firm, KPMG LLP, has not audited the effectiveness of the company’s internal control over financial reporting as of October 31, 2008 as Management’s report is not subject to attestation pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit us to provide only Management’s report in this Annual Report on Form 10-K.

We identified the following material weakness as of October 31, 2008:

Accounting Policies and Procedures: We did not have effective monitoring controls over the implementation of accounting policies and procedures.  We did not effectively implement recently issued Repossessed Vehicle Inventory Accounting policies and procedures to ensure the controls were operating effectively over a sufficient period of time and with appropriate consistency.  Specifically, we did not have effective procedures and management review over the process to ensure that repossessed vehicle inventory was consistently recorded at the lower of cost or market based on prevailing market conditions, that losses were appropriately allocated between us and our parent and that balances were completely and accurately recorded in the general ledger.

For the above material weakness, there is a reasonable possibility that our internal control over financial reporting will fail to prevent or detect material misstatements in our financial statements.

INDEX

(d) Management’s Remediation Initiatives

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weakness. Our Sarbanes-Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weakness.

Our remediation initiatives summarized below are intended to further address our material weakness and to continue to enhance our internal control over financial reporting.

•
Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•
We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our accounting training program.

•
We will continue to monitor adherence to company accounting policies and procedures through the testing of key controls directly linked to these accounting policies to test for operating effectiveness and help ensure critical accounting procedures are being performed correctly.

Throughout our remediation process, we continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures include, but are not limited to:

•
Conducting additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting.

•
Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with the account closing and financial statement preparation process.

With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2008 Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Item 9B.  Other Information

None

INDEX

PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

All fees payable to KPMG related to the audit of NFC’s consolidated financial statements for the year ended October 31, 2008 and 2007, were paid by Navistar, Inc.  NFC is charged an administrative fee by Navistar for administrative services.  Fees paid to KPMG for audit related services rendered to us were $220.0 thousand and $158.0 thousand for the years ended October 31, 2008 and 2007, respectively.

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

INDEX

PART IV

Item 15.  Exhibits, and Financial Statement Schedules and Report on Form 8K

Exhibits, Including Those Incorporated By Reference and Financial Statement Schedules

Exhibits Index:

3	Articles of Incorporation and By-Laws	E-1
4	Instruments Defining Rights of Security Holders, including Indentures	E-2
10	Material Contracts	E-3
12	Calculation of Ratio of Earnings to Fixed Charges	E-21
15	Financial Statement Schedules	E-22
31.1	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-25
31.2	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-27
32	CEO and CFO Certification Pursuant to Section 1350 of Chapter 1350 of Chapter 63 of Title 18 of the United States Code	E-29

Financial Statements

See Index to Financial Statements in Item 8.

Reports on Form 8-K

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: December 30, 2008	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

POWER OF ATTORNEY

Each person whose signature appears below does hereby make, constitute and appoint Pamela Turbeville, William McMenamin and David Derfelt and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person’s behalf, and in such person’s name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	WILLIAM V. MCMENAMIN William V. McMenamin	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 30, 2008

/s/	DAVID L. DERFELT David L. Derfelt	Vice President and Controller (Principal Accounting Officer)	December 30, 2008

/s/	PAMELA J. TURBEVILLE Pamela J. Turbeville	Chief Executive Officer; Director (Principal Executive Officer)	December 30, 2008

/s/	JOHN V. MULVANEY, SR. John V. Mulvaney, Sr.	Director	December 30, 2008

/s/	DAVID J. JOHANNESON David J. Johanneson	Director	December 30, 2008

/s/	TERRY M. ENDSLEY Terry M. Endsley	President; Director	December 30, 2008

/s/	RICHARD C. TARAPCHAK Richard C. Tarapchak	Director	December 30, 2008

/s/	WILLIAM A. CATON William A. Caton	Director	December 30, 2008

/s/	ALICE M. PETERSON Alice M. Peterson	Director	December 30, 2008

INDEX