Form 10-Q
period 2009-01-31
NAVISTAR FINANCIAL CORP
filed 2009-03-11
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009
or
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
Yes [   ]                                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 31, 2009, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Statements of Operations - Three Months Ended January 31, 2009 and 2008	3

	Consolidated Statements of Shareowner’s Equity and Comprehensive Loss – Three Months Ended January 31, 2009 and 2008	4

	Consolidated Statements of Financial Condition - January 31, 2009 and October 31, 2008	5

	Consolidated Statements of Cash Flows - Three Months Ended January 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32

	Signature	33

	Exhibit Index	34

INDEX

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited )
Millions of dollars	For the Three Months Ended January 31
	2009	2008
Revenues
Retail notes and finance leases revenue	$47.1	$61.3
Operating leases revenue	5.2	5.6
Wholesale notes interest	5.2	4.5
Retail and wholesale accounts interest	5.3	7.4
Securitization income	10.1	9.9
Other revenues	2.8	8.3
Total revenues	75.7	97.0

Expenses
Cost of borrowing:
Interest expense	26.9	62.3
Other	3.3	2.3
Credit, collections and administrative	15.4	12.2
Provision for credit losses	4.0	4.6
Depreciation on operating leases	3.9	4.5
Derivative expense	22.4	40.2
Other expenses	2.3	0.7
Total expenses	78.2	126.8

Loss before taxes	(2.5)	(29.8)
Income tax benefit	(0.6)	(10.6)
Net loss	$(1.9)	$(19.2)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive
Loss (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss

Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(19.2)	-	(19.2)	(19.2)
Pension adjustment, (net of tax $0.2)	-	-	-	0.4	0.4	0.4
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at January 31, 2008	$1.6	$139.6	$90.6	$0.2	$232.0	$(18.8)

Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6
2009 Activity:
Net loss	-	-	(1.9)	-	(1.9)	$(1.9)
Capital contribution from parent company	-	20.0	-	-	20.0	-
Pension adjustment, (net of tax $0.1)	-	-	-	0.2	0.2	0.2
Balance at January 31, 2009	$1.6	$219.6	$77.2	$(7.5)	$290.9	$(1.7)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of January 31, 2009	As of October 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$11.1	$34.4
Finance receivables, net of unearned income:
Finance receivables	2,731.7	2,906.3
Finance receivables from affiliates	158.6	212.3
Allowance for losses	(29.6)	(28.4)
Finance receivables, net	2,860.7	3,090.2

Amounts due from sales of receivables	198.8	229.6
Net accounts due from affiliates	-	17.5
Net investment in operating leases	70.5	72.9
Vehicle inventory	33.4	42.0
Restricted cash and cash equivalents	365.3	515.4
Other assets	132.7	123.0
Total assets	$3,672.5	$4,125.0

LIABILITIES AND SHAREOWNER’S EQUITY
Net accounts due to affiliates	$27.9	$-
Senior and secured borrowings	3,169.8	3,679.1
Other liabilities	183.9	173.3
Total liabilities	3,381.6	3,852.4

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	199.6
Retained earnings	77.2	79.1
Accumulated other comprehensive loss	(7.5)	(7.7)
Total shareowner’s equity	290.9	272.6
Total liabilities and shareowner’s equity	$3,672.5	$4,125.0

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended January 31
Millions of dollars	2009	2008

Cash flow from operating activities:
Net loss	$(1.9)	$(19.2)
Adjustments to reconcile net loss to cash flow from operations:
Net loss on sales of finance receivables	14.8	2.9
Net loss on sale and impairment of equipment under operating leases and vehicle inventory	2.1	0.9
Depreciation and amortization	6.5	5.4
Provision for credit losses	4.0	4.6
Net change in amounts due from sales of receivables	30.8	113.3
Net change in finance receivables - wholesale notes	6.6	(105.7)
Net change in finance receivables from affiliates - wholesale	34.6	(0.1)
Net change in net accounts due from /to affiliates	45.4	(27.3)
Net change in other assets and liabilities	(1.2)	(27.5)
Net cash provided by (used in) operating activities	141.7	(52.7)

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(206.7)	(192.4)
Net change in restricted cash and cash equivalents	150.1	(447.2)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	282.1	322.8
Net change in finance receivables from affiliates - accounts	3.7	1.8
Net change in finance receivables - accounts	85.7	(31.6)
Proceeds from sale of vehicle inventory	14.3	12.0
Purchase of equipment leased to others	(5.3)	(5.3)
Proceeds from sale of equipment under operating leases	0.7	4.1
Loan repayment from affiliates	-	35.0
Net cash provided by (used in) investing activities	324.6	(300.8)

Cash flow from financing activities:
Net change in senior bank revolver, net of issuance costs	(202.9)	207.2
Principal payments on senior bank term debt	(1.6)	(1.6)
Proceeds from issuance of secured borrowings, net of issuance costs	11.5	508.1
Payments on secured borrowings	(316.6)	(332.1)
Dividends paid to parent company	-	(14.8)
Capital contribution from parent company	20.0	-
Net cash (used in) provided by financing activities	(489.6)	366.8

Change in cash and cash equivalents	(23.3)	13.3
Cash and cash equivalents, beginning of year	34.4	10.6
Cash and cash equivalents, end of period	$11.1	$23.9

Supplemental cash flow information:
Interest paid	$31.4	$61.9
Income taxes paid, net of refunds	0.1	54.0
Transfers of loans and leases to vehicle inventory	12.5	19.5

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the three month period ended January 31, 2009 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in our 2008 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

Recently Adopted Accounting Standards

FASB FSP No. FAS 140-4 and FIN 46(R)-8 – In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities (“VIEs”). FSP FAS 140-4 and FIN 46(R)-8 is effective for our interim reporting period ended January 31, 2009. We have adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 as stated within Note 12, Securitization Transactions.

SFAS No. 159 -  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We adopted this statement on November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this statement did not impact our consolidated financial statements.

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the statement.  We applied this new accounting standard to all other fair value measurements effective November 1, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The application of SFAS No. 157 resulted in an increase of $4.6 million for the three months ended to the net fair value of our derivative assets and derivative liabilities for non-performance risk and a corresponding reduction to Derivative expense.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this statement are included Note 11, Derivative Financial Instruments.

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have recently been adopted or have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations and cash flows:

FASB FSP No. 132(R)-1 - In December 2008 the FASB approved FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post retirement plan. This FSP is effective for fiscal years ending after December 15, 2009.  Our effective date is November 1, 2009. When effective, we will comply with the disclosure provisions of this FSP.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB FSP Nos. 157-2 and 157-3 - In February 2008, the FASB approved FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of SFAS No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our significant nonfinancial assets that could be impacted by this deferral include Vehicle inventory measured at fair value and tested for impairment. Adoption of FSP No. 157-2 is not expected to have an impact on our consolidated financial condition, results of operations or cash flows. In September 2008, the FASB also issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,  which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset in not active. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

SFAS 160 - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  Our effective date is November 1, 2009.  Adoption of SFAS No. 160 is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.   Our effective date is November 1, 2009 and we will adopt this statement on a prospective basis. Adoption of SFAS No. 141(Revised) is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

Receivables purchased by NFC from Navistar, Inc. for the three months ended January 31, 2009 and 2008, were $1.0 billion and $0.9 billion, respectively.  Aggregate interest revenue from Navistar, Inc. was $17.9 million and $21.3 million for the three months ended January 31, 2009 and 2008, respectively.  The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations. Effective November 1, 2008, NFC and Navistar, Inc. amended the April 1, 2007 Amended and Restated Master Intercompany Agreement, whereby NFC began charging Navistar, Inc. for: 1) non-use fees assessed by certain providers of NFC’s funding facilities, and 2) surcharges on balances relating to retail and wholesale accounts, and wholesale notes, and 3) surcharges on retail notes and wholesale notes balances for Dealcor dealers. These intercompany fees are included in Retail notes and finance leases revenue, Wholesale notes interest, and Securitization income. The amendment resulted in additional revenue of $4.7 million from Navistar Inc., of which $1.2 million pertained to Dealcor dealers for the three months ended January 31, 2009.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Receivable, Operating Leases and Vehicle Inventory

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were $0.8 million and $0.5 million for the three months ended January 31, 2009 and 2008, respectively.  Impairment losses recorded by Navistar, Inc. on vehicle inventory were $4.8 million for the three months ended January 31, 2009. No impairment losses were recorded by Navistar, Inc. on vehicle inventory for the three months ended January 31, 2008.  Navistar, Inc. recorded losses of $3.2 million and $0.3 million on sales of vehicle inventory for the three months ended January 31, 2009 and 2008, respectively.

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances. Effective January 1, 2008, the fees on outstanding balances were raised from 25 basis points to 100 basis points. NFC recorded guarantee fees of $0.6 million and $0.1 million for the three months ended January 31, 2009 and 2008, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NFM.  NFC incurred fee expense of $0.1 million in each of the three month periods ended January 31, 2009 and 2008, respectively. No losses were incurred relating to the guarantees in 2009 or 2008.

Unsecured Loans to Affiliates

On December 10, 2008, NFC entered into a working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to a predetermined credit spread over the one month LIBOR rate for each month as set forth in the Amended and Restated Credit Agreement) until December 10, 2009, at which time the working capital loan agreement would expire. As of January 31, 2009 no amounts were outstanding on the working capital loan and there was no interest income recognized for the three months ended January 31, 2009.

On October 19, 2007, NFC entered into a working capital loan agreement with NFM whereas NFC agreed to lend an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement would expire. The loan was repaid in 2008. Interest revenue recognized on this loan was $1.0 million for the three months ended January 31, 2008.

The interest income on the unsecured loans is reported as Other revenues in the consolidated statements of operations.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders that confirmed that capital contributions from Navistar, Inc., if any, would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation.  Navistar, Inc. made a capital contribution of $20.0 million to NFC during the three months ended January 31, 2009 to ensure compliance with the 125% Fixed Charge Coverage Ratio.  No such contributions were made during the three months ended January 31, 2008.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is primary beneficiary of variable interest entities related to certain Dealcor dealers as of January 31, 2009 and 2008. These dealers’ operations are consolidated by NIC.  NFC does not provide terms favorable to Dealcor dealers versus non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $2.3 million and $3.0 million for the three months ended January 31, 2009 and 2008, respectively. Net accounts due (to) from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates (in millions):

	January 31, 2009	October 31, 2008
Finance receivables from affiliates (Dealcor retail)	$125.0	$140.4
Finance receivables from affiliates (Dealcor wholesale)	33.6	71.9
Net accounts due (to) from affiliates (non-Dealcor)	(27.9)	17.5

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and its dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.  As of January 31, 2009 and October 31, 2008, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	January 31, 2009	October 31, 2008
Retail notes, net of unearned income	$2,363.3	$2,468.0
Finance leases, net of unearned income	145.1	122.7
Wholesale notes held for sale	111.4	118.0
Accounts (includes retail and wholesale)	111.9	197.6
Finance receivables from affiliates, net of unearned income	158.6	212.3
Total finance receivables	2,890.3	3,118.6
Allowance for losses	(29.6)	(28.4)
Total finance receivables, net	$2,860.7	$3,090.2

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):
	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Year Ended October 31, 2008
Allowance for losses, beginning of period	$28.4	$23.9	$23.9
Provision for credit losses	4.0	4.6	32.2
Net charge-offs	(2.8)	(3.8)	(27.7)
Allowance for losses, end of period	$29.6	$24.7	$28.4

Finance receivables include the following amounts relating to impaired receivables (in millions):
	January 31, 2009	October 31, 2008
Impaired receivables with specific loss reserves	$44.3	$47.1
Impaired receivables without specific loss reserves	6.3	3.8
Impaired receivables guaranteed by Navistar, Inc	9.4	8.7
Total impaired receivables	$60.0	$59.6

Specific loss reserves on impaired receivables recorded by NFC	$4.8	$4.6
Specific loss reserves recorded by Navistar, Inc.	16.6	16.1
Average balance of impaired finance receivables	62.2	46.8
Finance receivables over 60 days delinquent	28.2	18.6

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of January 31, 2009, impaired receivables included $13.2 million for one retail customer, with a specific loss reserve of $0.2 million recorded by NFC and $6.0 million recorded by Navistar, Inc.  As of October 31, 2008, impaired receivables included $13.8 million for the same customer with a specific loss reserve of $0.2 million recorded by NFC and $6.3 million recorded by Navistar, Inc.  Of the $50.6 million impaired receivables not guaranteed by Navistar, Inc. as of January 31, 2009, NFC would be solely responsible for $17.6 million. Of the $50.9 million impaired receivables not guaranteed by Navistar, Inc. as of October 31 2008, NFC would be solely responsible for $17.8 million.  Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Impairment loss was $5.5 million for the three months ended January 31, 2009. Impairment losses recorded by NFC were $0.7 million, with $4.8 million of losses being recorded by Navistar, Inc.  There were no impairment losses recorded by NFC or Navistar, Inc. for the three months ended January 31, 2008. Certain impairment losses are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.   Net losses on the sale of vehicles were $1.3 million and $0.9 million for the three months ended January 31, 2009 and 2008, respectively. Impairment losses and losses on the sale of vehicles are included in Other expenses in the consolidated statements of operations.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in NFC’s Vehicle inventory is summarized as follows (in millions):
	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Year Ended October 31, 2008
Vehicle inventory, beginning of period	$42.0	$23.2	$23.2
Net additions	12.5	19.5	129.0
Impairment loss:
Recorded by NFC	(0.7)	-	(4.9)
Recorded by Navistar, Inc.	(4.8)	-	(7.7)
Net book value of repossessed assets sold	(15.6)	(12.9)	(97.6)
Vehicle inventory, end of period	$33.4	$29.8	$42.0

6.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	January 31, 2009	October 31, 2008
Investment in operating leases	$116.9	$119.5
Less: Accumulated depreciation	(47.2)	(47.5)
Net investment in equipment under operating leases	69.7	72.0
Rent receivable net of reserve for past due operating leases	0.8	0.9
Net investment in operating leases	$70.5	$72.9

7.  INCOME TAXES

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense.  Ordinary income refers to income (loss) from continuing operations before income tax expense excluding significant unusual or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.  To the extent a company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our tax jurisdictions.  Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates and adjustments to our valuation allowance following a change in judgment concerning the realizability of deferred tax assets in future years.

As of January 31, 2009 and October 31, 2008, the amount of liability for uncertain tax positions under FASB Interpretation No. 48 exclusive of accrued interest and penalties was $10.4 million and $10.3 million, respectively.  If these unrecognized tax benefits were recognized, the entire amount would impact our effective tax rate.

NFC and its subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its subsidiaries as if NFC filed its own consolidated return.  Income tax benefit includes federal, state and foreign income taxes.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties as part of Income tax benefit under the provisions of FASB Interpretation No. 48. Total interest and penalties included in income tax expense were $0.2 million and $0.2 million for the three months ended January 31, 2009 and 2008, respectively.  Cumulative interest and penalties included in the consolidated statements of financial condition as of January 31, 2009 and October 31, 2008 were $3.0 million and $2.8 million, respectively.

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	January 31, 2009	October 31, 2008	January 31, 2009	October 31, 2008
Bank credit facility at variable rates due July 2010	$853.1	$1,057.6	2.3%	5.7%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	1.5%	4.6%
Borrowings secured by asset-backed securities at various rates, currently between 0.6% to 4.4%, due serially through October 2015	1,682.0	1,989.6	2.3%	3.8%
Borrowings secured by operating and finance leases due serially through November 2015 at rates currently between 2.6% to 6.6%	134.7	131.9	4.5%	4.5%
Total senior and secured borrowings	$3,169.8	$3,679.1	2.2%	4.5%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of January 31, 2009, all legal funding requirements have been met.  We were not required to make contributions to our pension plans for fiscal year 2008 and did not make contributions for the three months ended January 31, 2009 or 2008.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense included in the consolidated statements of operations for the three months ended January 31, is comprised of the following (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	1.0	1.0	0.3	0.3
Amortization of cumulative losses	0.1	0.6	-	-
Less expected return on assets	(0.9)	(1.5)	(0.1)	(0.2)
Net postretirement benefits expense	$0.3	$0.2	$0.2	$0.1

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plans receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million and $0.3 million for the three months ended January 31, 2009 and 2008, respectively.

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of January 31, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $226.2 million, the total amount outstanding at that date.  As of October 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $218.6 million, the total amount outstanding at that date.  NFC recorded guarantee fees of $0.6 million and $0.1 million for the three months ended January 31, 2009 and 2008, respectively.

Guarantees of Derivatives

As of January 31, 2009 and October 31, 2008, NFC guaranteed derivative contracts for interest rate swaps and interest rate caps of NFM.  NFC’s exposure is limited to the default risk of NFM.  The unfavorable fair market value of the guaranteed derivatives was immaterial as of January 31, 2009.  There was no unfavorable fair market value of the guaranteed derivatives as of October 31, 2008.

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

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with any change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on a gross basis in the consolidated statements of financial condition in Other assets and Other liabilities, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rate swap agreements have maturity dates ranging from May 18, 2010 to October 19, 2015 as of January 31, 2009 and October 31, 2008. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
As of January 31, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,409.0	$52.6	$3,004.8	$105.0
Interest rate caps purchased	500.0	1.3	-	-
Interest rate caps sold	-	-	500.0	1.3
Total derivatives	$1,909.0	$53.9	$3,504.8	$106.3

	Other Assets		Other Liabilities
As of October 31, 2008	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,636.4	$38.7	$3,469.0	$79.6
Interest rate caps purchased	500.0	3.3	-	-
Interest rate caps sold	-	-	500.0	3.3
Total derivatives	$2,136.4	$42.0	$3,969.0	$82.9

The effect of derivative instruments for the three months ended January 31 is presented in the following table (in millions):

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008
Interest rate swaps	Derivative expense	$(22.4)	$(40.2)
Interest rate caps purchased	Derivative expense	(2.0)	(0.1)
Interest rate caps sold	Derivative expense	2.0	0.1
Total		$(22.4)	$(40.2)

12. SECURITIZATION TRANSACTIONS

We typically sell our finance receivables to our various special purpose entities, while continuing to service the receivables thereafter.  In addition to servicing, NFC’s continued involvement includes retained interests in the sold receivables and hedging interest rates using interest rate swaps and caps. We maintain an ownership interest in a subordinated tranche that is in a first loss position. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, some of these transactions qualify as sales of financial assets (off-balance sheet) whereby an initial gain or loss is recorded and servicing fee revenue; excess spread income and associated collection and servicing costs are recorded over the remaining life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.

Securitizations accounted for as sales of financial assets

NFC securitizes wholesale notes receivables and retail accounts receivables through off-balance sheet funding facilities.

The wholesale notes owner trust owned $814.6 million of wholesale notes and $37.8 million of marketable securities as of January 31, 2009, and $818.6 million of wholesale notes and $95.3 million of marketable securities as of October 31, 2008.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	January 31, 2009	October 31, 2008
Investor certificate	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	October 2009	750.0	800.0
Total		$962.0	$1,012.0

The utilized portion of the VFC was $500.0 million and $550.0 million as of January 31, 2009, and October 31, 2008, respectively.  Our retained interest was $132.2 million as of January 31, 2009, and $139.6 million as of October 31, 2008.

The TRAC retail accounts facility owned $66.2 million of retail accounts and $13.9 million of marketable securities as of January 31, 2009, and $123.1 million of retail accounts and $22.8 million of marketable securities as of October 31, 2008.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	January 31, 2009	October 31, 2008
Conduit funding facility	August 2009	$100.0	$100.0
Funding utilized		(13.2)	(47.5)
Total availability		$86.8	$52.5

Our retained interest was $66.6 million as of January 31, 2009, and $90.0 million as of October 31, 2008.

Amounts due from the sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default.   The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $198.8 million and $229.6 million as of January 31, 2009 and October 31, 2008, respectively.

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss on the sale of the receivables.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of our retained interests is based on these assumptions. See Note 13, Fair Value Measurements, for specific assumption values.  We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required.  Our retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amounts due from the sales of receivables are summarized as follows (in millions):

	January 31, 2009	October 31, 2008
Excess seller’s interest	$186.2	$218.7
Interest only strip	4.4	2.1
Restricted cash reserves	8.2	8.8
Total amounts due from sales of receivables	$198.8	$229.6

The key economic assumptions as of January 31, 2009 and October 31, 2008, and the sensitivity of the current fair values of residual cash flows as of January 31, 2009, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

	January 31,	October 31,	Adverse Fair Value Change at January 31, 2009
	2009	2008	10%	20%
Discount rate (annual)	16.2 to 24.9%	14.6 to 23.0%	$2.2	$4.4
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.1
Payment speed (percent of portfolio per month)	10.1 to 82.9%	8.8 to 75.7%	1.0	1.9

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value our retained interests in the retail accounts facility securitization. No percentage for estimated credit losses were assumed for retail accounts facility as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value our retained interests in the wholesale note securitization facility.

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of January 31, 2009 and October 31, 2008 (in millions):

January 31, 2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,363.3	$145.1	$819.4	$178.1	$265.1	$3,771.0
Less sold receivables –off-balance sheet	-	-	(708.0)	(66.2)	(106.5)	(880.7)
Total on-balance sheet	$2,363.3	$145.1	$111.4	$111.9	$158.6	$2,890.3

October 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,468.0	$122.7	$839.4	$320.7	$309.5	$4,060.3
Less sold receivables –off-balance sheet	-	-	(721.4)	(123.1)	(97.2)	(941.7)
Total on-balance sheet	$2,468.0	$122.7	$118.0	$197.6	$212.3	$3,118.6

For sold receivables, wholesale notes balances past due over 60 days were $3.2 million and $3.2 million, respectively, as of January 31, 2009 and October 31, 2008.  There were no past due retail balances in the retail accounts facility at either date. No credit losses on sold receivables were recorded for the three months ended January 31, 2009, and 2008, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitization income

The following table sets forth the activity for the three months ended January 31 related to off-balance sheet securitizations reported in Securitization income in the consolidated statements of operations as follows (in millions):

	2009	2008
Fair value adjustments	$19.5	$3.1
Excess spread income	2.1	4.7
Servicing fees revenue	2.2	3.1
Losses on sales of receivables	(14.8)	(2.9)
Investment income	1.1	1.9
Securitization income	$10.1	$9.9

Cash flows from off-balance sheet securitization transactions for the three months ended January 31 are as follows (in millions):

	2009	2008
Proceeds from sales of finance receivables	$1,042.5	$810.6
Servicing fees	2.2	2.8
Cash from net excess spread	1.7	5.3
Investment income	0.7	1.8
Net cash from securitization transactions	$1,047.1	$820.5

We have not provided any financial or other support that we were not contractually obligated to provide to any special purpose entity or related beneficial interest holders, and there are no third party liquidity arrangements, guarantees or other commitments that may affect the fair value of our retained interests in our securitizations.

Securitizations accounted for as secured borrowings

Securitizations accounted for as secured borrowings include retail owner trust VIEs for which we are the primary beneficiary and other securitizations that do not qualify for sale accounting treatment. These secured borrowings are payable solely out of collections on the finance receivables, operating leases and other assets transferred to those subsidiaries.  The asset backed debt is the legal obligation of the consolidated subsidiary whereby there is no recourse to NFC.

Variable interest entities

We consolidate the retail owner trusts as VIEs since we remain the primary beneficiary of the trust’s assets and liabilities.

As transferors of financial assets to qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, such transfers are not subject to the scope of FIN 46(R), therefore, we do not consolidate any QSPEs to which those financial assets are transferred.  The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.   As of January 31, 2009, and October 31, 2008 our retained interest in the QSPEs was $198.8 million and $229.6 million, respectively.

There was no change in the determination to consolidate these entities during the three months ended January 31, 2009 and we have not provided any financial or other support that we were not contractually obligated to provide.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the carrying amount of transferred financial assets and liabilities of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
January 31, 2009	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,723.7	$462.0	$2,185.7
Net investment in operating leases	-	70.5	70.5
Restricted cash and cash equivalents	154.3	210.8	365.1
Vehicle inventory	18.0	6.1	24.1
Net derivative liabilities at fair value	50.6	-	50.6
Secured borrowings	1,682.0	634.7	2,316.7

	Consolidated	Other
October 31, 2008	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,983.1	$333.6	$2,316.7
Net investment in operating leases	-	72.9	72.9
Restricted cash and cash equivalents	205.5	309.7	515.2
Vehicle inventory	22.8	7.9	30.7
Net derivative liabilities at fair value	38.7	-	38.7
Secured borrowings	1,989.6	631.9	2,621.5

NFC securitized finance receivables and investments in operating leases of $11.8 million and $511.1 million under secured borrowings for the three months ended January 31, 2009 and 2008, respectively.

13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FASB Statement No. 157 Fair Value Measurements. This standard addresses aspects of the expanding application of fair value accounting. Effective November 1, 2008, we adopted SFAS No. 157. Pursuant to the provisions of FSP No. 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We considered Vehicle inventory a nonfinancial asset recognized at fair value on a nonrecurring basis.

SFAS No. 157 provides for the following:

•
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities as of the measurement date;

•	Requires consideration of nonperformance risk ; and

•	Expands disclosures about instruments measured at fair value.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 establishes a three-level valuation hierarchy of fair value measurements based upon the reliability of observable and unobservable inputs used in valuations of fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The use of observable and unobservable inputs result in the following fair value hierarchy of fair value measurements:

•	Level 1 — based upon quoted prices for identical instruments in active markets;

•
Level 2 — based upon quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose significant inputs are observable: and

•	Level 3 — based upon one or more significant unobservable input

The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

Wholesale Notes. Wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Fair values approximate amortized cost as a result of the short-term nature and variable interest rate terms charged on wholesale notes.

Derivative Assets and Liabilities. We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense. We consider counterparty non-performance risk under SFAS No. 157 in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities. As of January 31, 2009 our adjustment for non-performance risk reduced our derivative assets by $0.9 million and reduced our derivative liabilities by $5.5 million.

Amounts Due from Sales of Receivables.  We retain certain interests in receivables sold in off-balance sheet securitization transactions.  We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows.  The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of our retained interests include credit losses, prepayment speed, and the discount rate.  Changes in fair value are recognized in Securitization income.

The following table presents the fair values of financial instruments measured on a recurring basis as of January 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$1.3	$52.6	$53.9
Amounts due from sales of receivables	-	-	198.8	198.8
Assets total	$-	$1.3	$251.4	$252.7
Liabilities:
Derivative financial instruments	-	55.7	50.6	106.3
Liabilities total	$-	$55.7	$50.6	$106.3

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the three month period ended January 31, 2009 (in millions):

	Net Derivatives	Retained Interests	Total
Beginning balance	$-	$229.6	$229.6
Unrealized gains (losses) included in earnings	2.0	5.1	7.1
Purchases, issuances and settlements	-	(35.9)	(35.9)
Ending balance	$2.0	$198.8	$200.8

Change in unrealized gains (losses)	$2.0	$19.5	$21.5

Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2009, impaired receivables measured at fair value with a carrying amount of $53.7 million have specific loss reserves of $21.4 million and a fair value of $32.3 million. Of the specific loss reserves of $21.4 million, $4.8 million was recorded by NFC and $16.6 million was recorded by Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.  Fair values of the underlying collateral are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs.

14. LEGAL PROCEEDINGS

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

INDEX

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risk Factors

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward–looking statements only speak as of the date of this report and the company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions.  These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions.   For a further description of these factors, see Item 1A, Risk Factors included within our Form 10-K for year ended October 31, 2008, which was filed on December 30, 2008.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our Annual Report on Form 10-K for the year ended October 31, 2008, including the consolidated financial statements and the accompanying notes presented therein. The information contained herein is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements during the period reported, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material impact on our future performance, as well as how certain accounting principles affect our consolidated financial statements.

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

During the three months ended January 31, 2009, the traditional truck retail industry continued to be under pressure from substantial credit tightening, increased capital reserve requirements for lending institutions, and uncertainty surrounding increased volatility in equity markets. The general economic downturn adversely affected the trucking industry. There was decreased demand for vehicles, an increase in customer defaults, impaired asset values and less competitive interest and lease rates. Increased credit spreads in the asset backed securitization market have forced us to increase rates to Navistar, Inc., wholesale dealers and retail customers.  Additionally, NFC began charging Navistar, Inc. for: 1) non-use fees assessed by certain providers of NFC’s funding facilities, and 2) surcharges on balances relating to retail and wholesale accounts, and wholesale notes, and 3) surcharges on retail notes and wholesale notes balances for Dealcor dealers. NFC recognized revenue of $4.7 million for these additional charges to Navistar, Inc. during the three months ended January 31, 2009.

INDEX

The value of NFC’s lease and loan portfolio, the underlying collateral, and its ability to generate new business at competitive rates is highly dependent on the economic condition of the trucking industry. Due to the continued economic uncertainty and financial market turmoil in the U.S. and the rest of the world we expect 2009 financing activity to be at or below 2008 levels with low retail deliveries in the first half partially offset by higher retail deliveries in the last half of 2009.  Many problems the trucking industry is facing are the result of, or have been compounded by, recent uncertainty in the financial markets. We expect 2009 to continue to be a challenging year on our portfolio quality as NFC’s customers are also facing the liquidity crisis, and continued high cost of fuel, as well as other numerous economic challenges.

NFC recognized a decrease in Derivative expense during the three months ended January 31, 2009, compared to the prior year, primarily relating to the application of SFAS No. 157 and a lesser decline  in the fair value of our interest rate swaps caused by fluctuations in forward interest rate curves.  The swaps are used as an economic hedge on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the fair value adjustment is a period cost.

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the three months  ended January 31, 2009 and 2008, as prepared in accordance with U.S. GAAP for interim financial information (in millions).

	Three Months Ended January 31
	2009	2008	Change	% Change
Revenues
Financing revenue	$57.6	$73.2	(15.6)	(21.3)
Securitization income	10.1	9.9	0.2	2.0
Operating leases and other revenue	8.0	13.9	(5.9)	(42.4)
Total revenues	75.7	97.0	(21.3)	(22.0)

Expenses
Cost of borrowing	30.2	64.6	(34.4)	(53.3)
Credit, collections and administrative	15.4	12.2	3.2	26.2
Provision for credit losses	4.0	4.6	(0.6)	(13.0)
Depreciation on operating leases	3.9	4.5	(0.6)	(13.3)
Derivative expense	22.4	40.2	(17.8)	(44.3)
Other expenses	2.3	0.7	1.6	228.6
Total expenses	78.2	126.8	(48.6)	(38.3)

Loss before taxes	(2.5)	(29.8)	27.3	91.6
Income tax benefit	(0.6)	(10.6)	10.0	94.3
Net loss	$(1.9)	$(19.2)	17.3	90.1

INDEX

Financing Revenue

Financing revenues is comprised of interest revenue from the following interest earning assets (in millions):

	Three Months Ended January 31
	2009	2008	Change	% Change

Retail notes and finance leases	$47.1	$61.3	$(14.2)	(23.2)
Wholesale notes	5.2	4.5	0.7	15.6
Retail and wholesale accounts	5.3	7.4	(2.1)	(28.7)
Total financing revenue	$57.6	$73.2	$(15.6)	(21.3)

Three month period ended January 31, 2009 compared to the three month period ended January 31, 2008

Financing revenue was lower resulting from a decrease in the average portfolio balance from $3.7 billion to $3.0 billion, as originations decreased on declining industry demand from both the wholesale and retail sides of the business. The weighted average interest rates of the loan portfolio were 7.7% and 7.9%, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income decreased from $4.7 million to $2.1 million, resulting from a decrease in the average sold portfolio of $1.1 billion to $0.9 billion, as well as margin compression relating to interest rate changes and continued challenging credit markets. Losses on sales of receivables increased by $11.9 million as a result of the increase in the discount rates and the fair value adjustment to our retained interests increased by $16.4 million as NFC implemented new pricing to customers and Navistar, Inc. during the first quarter of 2009, which increased the fair value of the interest only strip.  Servicing fees and investment income also declined primarily as a result of the decrease in the average balances of sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases and interest earned on cash accounts. Operating leases revenue decreased by 7.1% reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases. Additionally, interest earned on cash accounts decreased as rates declined and average invested cash levels decreased.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing was lower as a result of lower average debt balances and lower borrowing rates. Our weighted average interest rates on Senior and secured borrowings were 3.1% and 5.6% for the respective periods in 2009 and 2008 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.5 billion to $3.4 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $2.3 million as a result of separation costs. Additionally, amortization expense increased $0.7 million relating to the capitalized costs of our recently implemented enhancements to our information systems.

Provision for credit losses on receivables decreased as the average balance of finance receivables for the respective periods decreased from $3.6 billion to $2.9 billion. This was partially offset by a higher loss coverage ratio resulting from the declining credit quality in our portfolio. Our allowance to finance receivables coverage ratio increased from 0.7% to 1.1%.

Depreciation on operating leases decreased reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases.  The average Net investment in operating leases decreased from $76.7 million to $71.7 million.

Derivative expense decreased as a result of fluctuations in forward interest rate curves.  In addition, the expense decreased by $4.6 million as a result of including non-performance risk in the fair value calculation of our swaps pursuant to the adoption of SFAS No. 157.

INDEX

Other expenses increased primarily as a result an increase in write-downs and losses on the sale of vehicle inventory.  The write-downs reflect declining values of certain used truck models which are sensitive to the deteriorating economic environment.

Income tax benefit includes federal, state and foreign taxes.  Our effective tax rate decreased from 35.6% to 23.0% primarily as a result of state income taxes.  Our state tax expense includes $0.3 million of FASB Interpretation No. 48 expense adjustments.

Financial Condition (in millions):

	As of
	January 31, 2009	October 31, 2008	Change	% Change

Cash and cash equivalents	$11.1	$34.4	$(23.3)	(67.7)
Finance receivables, net	2,860.7	3,090.2	(229.5)	(7.4)
Amounts due from sales of receivables	198.8	229.6	(30.8)	(13.4)
Net accounts due from affiliates	-	17.5	(17.5)	N.M.
Net investment in operating leases	70.5	72.9	(2.4)	(3.3)
Vehicle inventory	33.4	42.0	(8.6)	(20.5)
Restricted cash and cash equivalents	365.3	515.4	(150.1)	(29.1)
Other assets	132.7	123.0	9.7	7.9
Total assets	$3,672.5	$4,125.0	$(452.5)	(11.0)

Senior and secured borrowings	$3,169.8	$3,679.1	$(509.3)	(13.8)
Net accounts due to affiliates	27.9	-	27.9	N.M.
Other liabilities	183.9	173.3	10.6	6.1
Total liabilities	3,381.6	3,852.4	(470.8)	(12.2)

Total shareowner’s equity	290.9	272.6	18.3	6.7

Total liabilities and shareowner’s equity	$3,672.5	$4,125.0	$(452.5)	(11.0)

Percentage changes deemed to be not meaningful are designated N.M.

Balances as of January 31, 2009 compared to balances as of October 31, 2008

Finance receivables, net decreased $229.5 million to a balance of $2.9 billion as of January 31, 2009.  Of the $229.5 million decrease, retail notes and finance leases, net of unearned income decreased $82.3 million which was the result of fewer acquisitions combined with customer payments.  Accounts decreased $85.7 million as a result of a decrease in production of Ford engines driven by industry demand. Wholesale notes declined $6.6 million as dealer concentration limits allowed more notes to be sold into the wholesale note facility.  Finance receivables from affiliates decreased $53.7 million as a result of Dealcor’s effort to reduce inventories.  Allowances for losses increased $1.2 million as a result of continued deterioration in asset quality.

Amounts due from the sale of receivables decreased primarily as a result of fewer retail accounts and wholesale notes sold into our securitization facilities, pay-downs of the existing facilities and the impact of higher discount rates used to value our retained interests.

Vehicle inventory decreased as a result of impairment losses of $5.5 million of which Navistar Inc. recognized $4.8 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations.

INDEX

Restricted cash and cash equivalents decreased as a result of $99.0 million in additional finance receivables in Truck Retail Instalment Paper Corporation (“TRIP”) requiring less cash collateral to be restricted coupled with a  decrease of $51.2 million in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) resulting from lower trust balances outstanding. The TRIP facility is required to maintain a combined balance of $500.0 million of receivables and cash equivalents at all times.

Other assets increased primarily as a result of the change in fair value of $11.9 million for derivative assets, reflecting fluctuations in forward interest rate curves.

Senior and secured borrowings decreased primarily as a result of pay-downs on the bank revolver and payments on secured borrowings secured by asset backed securities.  The decrease was partially offset by $11.8 million in new secured borrowings.

Other liabilities increased as a result of the increase in derivative liabilities.  Derivative fair value was negatively impacted by fluctuations in forward interest rate curves; partially offset by the consideration of counterparty non-performance risk pursuant to the application SFAS No. 157. The derivative liability increase was partially offset by a decrease in interest payable.

Shareholder’s equity during fiscal 2008 was impacted by the net loss of $1.9 million and a capital contribution of $20.0 million from Navistar, Inc. The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

Asset Quality

The following table summarizes delinquencies (in percentages):

	As of
	January 31, 2009	October 31, 2008	Change

Delinquencies
Retail notes & finance leases greater than 60 days - rolling three month average	0.8%	1.1%	(0.3)
Wholesale notes greater than 60 days	0.5%	0.4%	0.1
Wholesale accounts greater than 60 days	3.1%	2.0%	1.1

Allowance to finance receivable coverage ratio	1.1%	1.0%	0.1

The following table summarizes charge-offs for the three months ended January 31 (in millions):

	2009	2008	Change
Charge-offs
Retail notes & finance leases charge-offs	$2.8	$3.9	$(1.1)

Retail notes & finance leases charge-offs to liquidations	1.7%	1.1%	0.6%

Retail notes and finance leases delinquencies greater than 60 days decreased during the quarter.  Repossessions for the quarter totaled $9.5 million and retail notes and finance leases charge-offs recognized were $2.8 million.   Impaired receivables increased by $0.4 million during the quarter.  As a result of these trends, we increased our general allowance coverage on the retail notes and finance leases portfolio for the quarter ended January 31, 2009.

The overall allowance to finance receivable coverage ratio was 1.1% and 1.0% as of January 31, 2009 and October 31, 2008, respectively.  The increase in the coverage ratio is a result of a slight increase in delinquencies and the general uncertainties in the overall economy.

INDEX

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail notes and finance lease originations/purchases were $206.7 million and $197.6 million during the three months ended January 31, 2009 and 2008, respectively.  NFC provided 12.6% and 10.2% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the three months ended January 31, 2009 and 2008, respectively.  NFC experienced an increase in market share as a result of an increase in financing to customers not normally requiring or seeking financing from NFC.

NFC provided 97.5% and 96.2% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers for the three months ended January 31, 2009 and 2008, respectively. Wholesale note originations were $777.6 million and $758.1 million for the three months ended January 31, 2009 and 2008, respectively.

Serviced wholesale notes balances, including portion from affiliates, were $945.7 million and $990.8 million as of January 31, 2009 and October 31, 2008, respectively. The first quarter decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.

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

There were no retail note securitizations issued through NFRRC during the three months ended January 31, 2009. We securitized $524.0 million of retail notes through NFRRC and issued secured borrowings of $490.0 million during the three months ended January 31, 2008.  Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust held $814.6 million of wholesale notes and $37.8 million of marketable securities as of January 31, 2009, and $818.6 million and $95.3 million of marketable securities as of October 31, 2008.  As discussed in Note 12, Securitization Transactions, a portion of the wholesale trust is funded by an $800.0 million bank conduit which expires in October 2009.

TRAC obtains financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, at the lenders’ cost of funds plus 200 basis points, which expires on August 7, 2009.  The utilized portion of the TRAC funding facility was $13.2 million and $47.5 million as of January 31, 2009, and October 31, 2008, respectively.  TRAC held a retained interest in the facility of $66.6 million as of January 31, 2009, and $90.0 million as of October 31, 2008.

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP therefore TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of January 31, 2009 and October 31, 2008 NFC had $348.9 million and $242.5 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $199.8 million and $298.8 million of marketable securities as of January 31, 2009 and October 31, 2008, respectively.

INDEX

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During the three months ended January 31, 2009, and 2008 ITLC received proceeds of $11.8 million and $19.6 million in the form of on-balance sheet collateralized borrowings. As of January 31, 2009, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $133.8 million as compared to $130.4 million on October 31, 2008.

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

Availability under the revolver portion of the Agreement was as follows (in millions):

	January 31, 2009	October 31, 2008
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(251.0)	(454.0)
Mexican sub-revolver loan utilized	(70.0)	(100.0)
Total availability	$479.0	$246.0

Other Considerations

The capital and credit markets continue to be experiencing uncertainty and market volatility. This market volatility has produced downward pressure on credit availability for certain issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy and liquidity position of NFC has been adversely affected by the ongoing stress in the credit markets that began in mid-2007 and reached unprecedented levels for a sustained period.

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

Credit Ratings

NFC’s credit ratings as of January 31, 2009, were as follows:
	Fitch	Standardand Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of February 2008	Negative	Negative

In July 2006, Moody’s withdrew its credit rating for both NIC and NFC.  In January 2006, Standard and Poor’s changed its outlook to Negative from Stable. During February and May 2008, Standard and Poor’s and Fitch, respectively, removed both NIC and NFC from the credit watch with negative implications while outlook remains Negative.

INDEX

Fair Value Measurements on a Recurring Basis

On November 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Refer to Note 13 to the consolidated financial statements for additional information regarding the adoption and effects of SFAS No. 157.

In connection with the adoption of SFAS No. 157, we measure certain assets and liabilities at fair value using Level 3, or significant unobservable inputs that require judgment. The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

Derivative financial instruments - We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense. We consider counterparty non-performance risk under SFAS No. 157 in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities.

Amounts due from sales of receivables - We retain certain interests in receivables sold in off-balance sheet securitization transactions.  We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows.  The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of our retained interests include credit losses, prepayment speed, and the discount rate.  Changes in fair value are recognized in Securitization income.

These unobservable inputs are based on management’s judgment which are subject to change and may diverge materially from the amounts we realize on settlement or maturity. The amount of assets and liabilities measured at fair value using Level 3 inputs as a percentage of the total assets and liabilities measured at fair value were 99.0% and 48.0%, respectively.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31, 2009 and October 31, 2008, the estimated fair value of the net assets would decrease by approximately $27.9 million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2009, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures.  Specifically, we are continuing our remediation efforts as described below under “Management’s Remediation Initiatives”.

Management’s Remediation Initiatives

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our remaining material weakness. Our Sarbanes-Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans.  In addition, we have assigned executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weakness.

Our remediation initiatives summarized below are intended to further address our specific material weakness and to continue to enhance our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II

Item 6.       Exhibits

Any exhibits filed herewith are listed in the accompanying index.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: March 11, 2009	By: /s/	DAVID L. DERFELT
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

10
Material Contracts (filed herewith):

10.1           Waiver and Amendment No. 9, dated as of January 21, 2009, to the Receivables Purchase Agreement dated as of April 8, 2004, as heretofore amended (the "Agreement"), among Truck Retail Accounts Corporation, a Delaware corporation, Navistar Financial Corporation, a Delaware corporation, as initial Servicer, the entities listed on Schedule A to the Agreement, JS Siloed Trust, and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as agent for the Purchasers.

31	Rule 13a-14(a) and 15d-14(a) Certifications: 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code

INDEX