Form 10-Q
period 2009-04-30
NAVISTAR FINANCIAL CORP
filed 2009-06-09
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009
or
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
Yes [X]                                No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]                                No [   ]

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
Yes [   ]                                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2009, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended April 30, 2009 and 2008	3

	Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss) (Unaudited) – Six Months Ended April 30, 2009 and 2008	4

	Consolidated Statements of Financial Condition – April 30, 2009 (Unaudited) and October 31, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended April 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 6.	Exhibits	36

	Signature	37

	Exhibit Index	38

INDEX

PART I

Item 1.  Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

Millions of Dollars	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Revenues
Retail notes and finance leases revenue	$46.1	$57.4	$93.2	$118.7
Operating leases revenue	5.2	5.4	10.4	11.0
Wholesale notes interest	2.3	4.4	7.5	8.9
Retail and wholesale accounts interest	5.1	8.0	10.4	15.4
Securitization income	11.4	8.1	21.5	18.0
Other revenues	1.6	7.3	4.4	15.6
Total revenues	71.7	90.6	147.4	187.6

Expenses
Cost of borrowing:
Interest expense	15.1	46.8	42.0	109.1
Other	3.6	3.1	6.9	5.4
Credit, collections and administrative	15.0	18.0	30.4	30.2
Provision for credit losses	8.4	6.0	12.4	10.6
Depreciation on operating leases	4.1	4.0	8.0	8.5
Derivative expense (income)	9.2	(1.7)	31.6	38.5
Other expenses	0.4	2.3	2.7	2.9
Total expenses	55.8	78.5	134.0	205.2

Income (loss) before taxes	15.9	12.1	13.4	(17.6)
Income tax expense (benefit)	6.1	4.8	5.5	(5.8)
Net income (loss)	$9.8	$7.3	$7.9	$(11.8)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive
Income (Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(11.8)	-	(11.8)	$(11.8)
Pension adjustment, (net of tax $0.2)	-	-	-	0.4	0.4	0.4
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at April 30, 2008	$1.6	$139.6	$98.0	$0.2	$239.4	$(11.4)

Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6
2009 Activity:
Net income	-	-	7.9	-	7.9	$7.9
Capital contribution from parent company	-	20.0	-	-	20.0	-
Pension adjustment, (net of tax $0.1)	-	-	-	0.3	0.3	0.3
Balance at April 30, 2009	$1.6	$219.6	$87.0	$(7.4)	$300.8	$8.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of April 30, 2009	As of October 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$19.6	$34.4
Finance receivables, net of unearned income:
Finance receivables	2,685.2	2,906.3
Finance receivables from affiliates	168.3	212.3
Allowance for losses	(30.2)	(28.4)
Finance receivables, net	2,823.3	3,090.2

Amounts due from sales of receivables	239.2	229.6
Net accounts due from affiliates	-	17.5
Net investment in operating leases	72.0	72.9
Vehicle inventory	25.3	42.0
Restricted cash and cash equivalents	619.5	515.4
Other assets	123.6	123.0
Total assets	$3,922.5	$4,125.0

LIABILITIES AND SHAREOWNER’S EQUITY
Net accounts due to affiliates	$12.6	$-
Senior and secured borrowings	3,431.4	3,679.1
Other liabilities	177.7	173.3
Total liabilities	3,621.7	3,852.4

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	199.6
Retained earnings	87.0	79.1
Accumulated other comprehensive loss	(7.4)	(7.7)
Total shareowner’s equity	300.8	272.6
Total liabilities and shareowner’s equity	$3,922.5	$4,125.0

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended April 30,
Millions of dollars	2009	2008
Cash flow from operating activities:
Net income (loss)	$7.9	$(11.8)
Adjustments to reconcile net loss to cash flow from operations:
Net loss on sales of finance receivables	24.7	6.7
Net loss on sale and impairment of equipment under operating leases and vehicle inventory	4.7	1.6
Depreciation and amortization	13.6	12.1
Provision for credit losses	12.4	10.6
Net change in amounts due from sales of receivables	(9.6)	79.0
Net change in finance receivables - wholesale notes	(43.2)	(187.2)
Net change in finance receivables from affiliates - wholesale	21.7	(3.2)
Net change in net accounts due from /to affiliates	30.1	13.8
Net change in other assets and liabilities	(0.5)	(36.9)
Net cash provided by (used in) operating activities	61.8	(115.3)

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(315.7)	(406.9)
Net change in restricted cash and cash equivalents	(104.1)	(320.7)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	535.6	668.9
Net change in finance receivables from affiliates - accounts	2.7	5.1
Net change in finance receivables - accounts	8.6	26.0
Proceeds from sale of vehicle inventory	35.2	31.5
Purchase of equipment leased to others	(12.2)	(9.6)
Proceeds from sale of equipment under operating leases	2.0	11.1
Loans to affiliates	-	(10.0)
Loan repayment from affiliates	-	70.0
Net cash provided by investing activities	152.1	65.4

Cash flow from financing activities:
Net change in senior bank revolver, net of issuance costs	65.0	251.0
Principal payments on senior bank term debt	(3.1)	(3.1)
Proceeds from issuance of secured borrowings, net of issuance costs	319.6	811.3
Payments on secured borrowings	(630.2)	(979.0)
Dividends paid to parent company	-	(14.8)
Capital contribution from parent company	20.0	-
Net cash (used in) provided by financing activities	(228.7)	65.4

Change in cash and cash equivalents	(14.8)	15.5
Cash and cash equivalents, beginning of year	34.4	10.6
Cash and cash equivalents, end of period	$19.6	$26.1

Supplemental cash flow information:
Interest paid	$47.7	$113.8
Income taxes paid, net of refunds	0.3	54.7
Transfers of loans and leases to vehicle inventory	29.5	59.8

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the three and six month periods ended April 30, 2009 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in our 2008 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current quarter’s financial statement presentation.

Recently Adopted Accounting Standards

FASB FSP No. FAS 140-4 and FIN 46(R)-8 – In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities (“VIEs”). The disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 are included in Note 12, Securitization Transactions.

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

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the statement.  We applied this new accounting standard to all other fair value measurements effective November 1, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The application of SFAS No. 157 resulted in an increase of $4.6 million to the net fair value of our derivative assets and derivative liabilities for non-performance risk and a corresponding reduction to Derivative expense (income) in the quarter of adoption.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, to require enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosure requirements of SFAS No. 161 are included in Note 11, Derivative Financial Instruments.

FASB FSP No. 157-3 - In September 2008, the FASB  issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset in not active. The adoption of FSP No. 157-3 did not have any impact on our consolidated financial condition, results of operations or cash flows.

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

FASB FSP No. 157-4 - In April 2009 the FASB approved FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim periods ending after June 15, 2009.  Our effective date is May 1, 2009. Adoption is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

FASB FSP No. 107-1 and APB 28-1 - In April 2009 the FASB approved FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim periods ending after June 15, 2009.  We will comply with the disclosure provisions of this FSP beginning with our quarter ending July 31, 2009.

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

FASB FSP No. 157-2 - In February 2008, the FASB approved FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of SFAS No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our significant nonfinancial assets that could be impacted by this deferral include Vehicle inventory measured at fair value and tested for impairment. Adoption of FSP No. 157-2 is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Subsequently, in April 2009 the FASB approved FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141(Revised) to address application issues on: initial recognition and measurement; subsequent measurement and accounting; and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(Revised) and FSP No. 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. Our effective date is November 1, 2009. Adoption of SFAS No. 141(Revised) and FSP No. 141(R)-1 is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

INDEX

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

Receivables purchased by NFC from Navistar, Inc. for the three months ended April 30, 2009 and 2008, were $829.4 million and $1.1 billion, respectively.  Receivables purchased by NFC from Navistar, Inc. for the six months ended April 30, 2009 and 2008, were $1.8 billion and $2.0 billion, respectively. Aggregate interest revenue from Navistar, Inc. was $19.5 million and $17.3 million for the three months ended April 30, 2009 and 2008, respectively.  Aggregate interest revenue from Navistar, Inc. was $37.3 million and $38.6 million for the six months ended April 30, 2009 and 2008, respectively. The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations. Effective November 1, 2008, NFC and Navistar, Inc. amended the April 1, 2007 Amended and Restated Master Intercompany Agreement, whereby NFC began charging Navistar, Inc. for: 1) non-use fees assessed by certain providers of NFC’s funding facilities, and 2) surcharges on balances relating to retail and wholesale accounts, and wholesale notes, and 3) surcharges on retail notes and wholesale notes balances for Dealcor dealers (those majority owned by Navistar, Inc.). These intercompany fees are included in Retail notes and finance leases revenue, Wholesale notes interest, and Securitization income. The amendment resulted in additional revenue of $5.9 million and $10.6 million from Navistar Inc., for the three and six month periods ended April 30, 2009, respectively, of which $1.1 million and $2.3 million, respectively, pertained to Dealcor dealers.

Finance Receivable, Operating Leases and Vehicle Inventory

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Losses on finance receivables	$3.9	$4.4	$4.7	$4.8
Impairment losses on vehicle inventory	2.4	1.2	7.2	1.2
Losses on sales of vehicle inventory	0.5	3.9	3.7	3.9

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances. NFC recorded guarantee fees of $0.6 million and $1.2 million for the three and six month periods ended April 30, 2009, respectively.  NFC recorded guarantee fees of $0.1 million and $0.3 million for the three and six month periods ended April 30, 2008, respectively. Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NFM.  NFC incurred fee expense of $0.1 million and $0.2 million for the three and six month periods ended April 30, 2009, respectively.  NFC incurred fee expense of $0.1 million and $0.2 million for the three and six month periods ended April 30, 2008, respectively. No losses were incurred relating to the guarantees in 2009 or 2008.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unsecured Loans to Affiliates

On December 10, 2008, NFC entered into a working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to a predetermined credit spread over the one month LIBOR rate for each month as set forth in the Amended and Restated Credit Agreement) until December 10, 2009, at which time the working capital loan agreement will expire. As of April 30, 2009 no amounts were outstanding on the working capital loan and there was no interest income recognized for the three and six month periods ended April 30, 2009.

On October 19, 2007, NFC entered into a working capital loan agreement with NFM whereas NFC agreed to lend an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement expired. The loan was repaid in 2008. Interest revenue recognized on this loan was $0.5 million and $1.5 million for the three and six month periods ended April 30, 2008.

The interest income on the unsecured loans is reported as Other revenues in the consolidated statements of operations.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders confirming that capital contributions from Navistar, Inc. would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation and that such contributions would reduce, for one year from receipt, the amount otherwise available from which NFC is permitted to make dividend payments. Navistar, Inc. made a capital contribution of $20.0 million to NFC during the three month period ended January 31, 2009 to ensure compliance with the 125% Fixed Charge Coverage Ratio.  No capital contributions were made during the three month period ended April 30, 2009 and no such contributions were made during the six months ended April 30, 2008.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is the primary beneficiary of variable interest entities related to certain Dealcor dealers as of April 30, 2009 and 2008. These dealers’ operations are consolidated by NIC.  NFC does not provide terms favorable to Dealcor dealers versus non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $2.1 million and $2.1 million for the three months ended April 30, 2009 and 2008, respectively, and $4.4 million and $5.1 million for the six months ended April 30, 2009 and 2008, respectively. Net accounts due (to) from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates (in millions):

	April 30, 2009	October 31, 2008
Finance receivables from affiliates (Dealcor retail)	$119.4	$140.4
Finance receivables from affiliates (Dealcor wholesale)	47.6	71.9
Finance receivables from affiliates (Navistar, Inc.)	1.3	-
Net accounts due (to) from affiliates (non-Dealcor)	(12.6)	17.5

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and its dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.  As of April 30, 2009 and October 31, 2008, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	April 30, 2009	October 31, 2008
Retail notes, net of unearned income	$2,193.0	$2,468.0
Finance leases, net of unearned income	142.0	122.7
Wholesale notes held for sale	161.2	118.0
Accounts (includes retail and wholesale)	189.0	197.6
Finance receivables from affiliates, net of unearned income	168.3	212.3
Total finance receivables	2,853.5	3,118.6
Allowance for losses	(30.2)	(28.4)
Total finance receivables, net	$2,823.3	$3,090.2

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,		Year Ended October 31
	2009	2008	2009	2008	2008
Allowance for losses, beginning of period	$29.6	$24.6	$28.4	$23.9	$23.9
Provision for credit losses	8.4	6.0	12.4	10.6	32.2
Net charge-offs	(7.8)	(7.3)	(10.6)	(11.2)	(27.7)
Allowance for losses, end of period	$30.2	$23.3	$30.2	$23.3	$28.4

Finance receivables include the following amounts relating to impaired receivables (in millions):
	April 30, 2009	October 31, 2008
Impaired receivables with specific loss reserves	$48.9	$47.1
Impaired receivables without specific loss reserves	4.2	3.8
Impaired receivables guaranteed by Navistar, Inc	9.5	8.7
Total impaired receivables	$62.6	$59.6

Specific loss reserves on impaired receivables recorded by NFC	$6.1	$4.6
Specific loss reserves on impaired receivables recorded by Navistar, Inc.	21.7	16.1
Finance receivables over 60 days delinquent	26.0	18.6

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The average balance of impaired finance receivables for the six month period ended April 30, 2009 was $61.5 million. The average balance of impaired finance receivables for the twelve month period ended October 31, 2008 was $46.8 million.

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of April 30, 2009, three customers accounted for 44.1% of total impaired receivables with specific loss reserves of $1.0 million recorded by NFC and $12.4 million recorded by Navistar, Inc.  As of October 31, 2008, two customers accounted for 36.5% of total impaired receivables with specific loss reserves of $0.2 million recorded by NFC and $9.2 million recorded by Navistar, Inc.  Of the $53.1 million impaired receivables not guaranteed by Navistar, Inc. as of April 30, 2009, NFC would be solely responsible for $13.8 million. Of the $50.9 million impaired receivables not guaranteed by Navistar, Inc. as of October 31 2008, NFC would be solely responsible for $17.8 million.  Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Certain impairment losses and losses on the sale of vehicle inventory are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements. Combined losses recorded by NFC and Navistar, Inc. are summarized as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Impairment losses on vehicle inventory	$3.8	$3.2	$9.3	$3.2
Losses on sale of vehicle inventory	0.9	4.0	5.4	4.9

See Note 2, Transactions with Affiliated Companies, for the portion of the above losses recorded by Navistar, Inc. The remaining impairment losses and losses on the sale of vehicles recorded by NFC are included in Other expenses in the consolidated statements of operations.

The change in NFC’s Vehicle inventory is summarized as follows (in millions):
	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	Year Ended October 31, 2008
Vehicle inventory, beginning of period	$42.0	$23.2	$23.2
Net additions	29.5	59.8	129.0
Impairment loss:
Recorded by NFC	(2.1)	(2.0)	(4.9)
Recorded by Navistar, Inc.	(7.2)	(1.2)	(7.7)
Net book value of repossessed assets sold	(36.9)	(33.1)	(97.6)
Vehicle inventory, end of period	$25.3	$46.7	$42.0

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	April 30, 2009	October 31, 2008
Investment in operating leases	$117.0	$119.5
Less: Accumulated depreciation	(45.9)	(47.5)
Net investment in equipment under operating leases	71.1	72.0
Rent receivable net of reserve for past due operating leases	0.9	0.9
Net investment in operating leases	$72.0	$72.9

7. INCOME TAXES

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, a company would compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense.  Ordinary income refers to income (loss) from continuing operations before income tax expense excluding significant unusual or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.  To the extent a company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our tax jurisdictions.  Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates and adjustments to our valuation allowance following a change in judgment concerning the realizability of deferred tax assets in future years.

As of April 30, 2009 and October 31, 2008, the amount of liability for uncertain tax positions under FASB Interpretation No. 48 exclusive of accrued interest and penalties was $10.6 million and $10.3 million, respectively.  If these unrecognized tax benefits were recognized, the entire amount would impact our effective tax rate.

NFC and its subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its subsidiaries as if NFC filed its own consolidated return.  Income tax expense (benefit) includes federal, state and foreign income taxes.

We recognize interest and penalties as part of Income tax expense (benefit) under the provisions of FASB Interpretation No. 48. Total interest and penalties included in Income tax expense (benefit) were $0.4 million and $0.3 million for the six months ended April 30, 2009 and 2008, respectively.  Cumulative interest and penalties included in the consolidated statements of financial condition as of April 30, 2009 and October 31, 2008 were $3.2 million and $2.8 million, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	April 30, 2009	October 31, 2008	April 30, 2009	October 31, 2008
Bank credit facility at variable rates due July 2010	$1,119.5	$1,057.6	2.4%	5.7%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	0.7%	4.6%
Borrowings secured by asset-backed securities at various rates, currently between 0.5% to 4.4%, due serially through March 2016	1,679.1	1,989.6	1.8%	3.8%
Borrowings secured by operating and finance leases due serially through March 2016 at rates currently between 2.6% to 6.6%	132.8	131.9	4.4%	4.5%
Total senior and secured borrowings	$3,431.4	$3,679.1	2.0%	4.5%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of April 30, 2009, all legal funding requirements have been met.  We were not required to make contributions to our pension plans for fiscal year 2008 and did not make contributions during the three and six month periods ended April 30, 2009 or 2008.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense (income) included in the consolidated statements of operations is comprised of the following (in millions):

	Three Months Ended April 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	1.1	1.0	0.3	0.3
Amortization of cumulative losses	0.1	-	(0.1)	-
Less expected return on assets	(0.9)	(1.5)	(0.1)	(0.2)
Net postretirement benefits expense (income)	$0.4	$(0.4)	$0.1	$0.1

	Six Months Ended April 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost for benefits earned during the period	$0.2	$0.2	$-	$-
Interest on obligation	2.1	2.0	0.6	0.6
Amortization of cumulative losses	0.2	0.6	(0.1)	-
Less expected return on assets	(1.8)	(3.0)	(0.2)	(0.4)
Net postretirement benefits expense (income)	$0.7	$(0.2)	$0.3	$0.2

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plans receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million and $0.2 million for the three months ended April 30, 2009 and 2008, respectively, and $0.6 million and $0.5 million for the six month period ended April 30, 2009 and 2008, respectively.

10. CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of April 30, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $224.1 million, the total amount outstanding at that date.  As of October 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $218.6 million, the total amount outstanding at that date.  See Note 2 for fees recorded by NFC relating to these guarantees.

Guarantees of Derivatives

As of April 30, 2009 and October 31, 2008, NFC guaranteed derivative contracts for interest rate swaps and interest rate caps of NFM.  NFC’s exposure is limited to the default risk of NFM.  The unfavorable fair market value of the guaranteed derivatives was immaterial as of April 30, 2009.  There was no unfavorable fair market value of the guaranteed derivatives as of October 31, 2008.

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

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with any change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on a gross basis in the consolidated statements of financial condition in Other assets and Other liabilities, respectively. See Note 13, Fair Value Measurements, for information on the fair value measurement of our derivative financial instruments.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The interest rate swap and interest rate cap agreements have maturity dates ranging from May 18, 2010 to April 18, 2016 as of April 30, 2009. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
April 30, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,528.1	$47.3	$3,194.4	$93.3
Interest rate caps purchased	500.0	2.1	-	-
Interest rate caps sold	-	-	500.0	2.1
Total derivatives	$2,028.1	$49.4	$3,694.4	$95.4

	Other Assets		Other Liabilities
October 31, 2008	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,636.4	$38.7	$3,469.0	$79.6
Interest rate caps purchased	500.0	3.3	-	-
Interest rate caps sold	-	-	500.0	3.3
Total derivatives	$2,136.4	$42.0	$3,969.0	$82.9

The (losses) gains from derivative instruments included in Derivative expense (income) are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Interest rate swaps	$(9.2)	$1.7	$(31.6)	$(38.5)
Interest rate caps purchased	0.8	0.1	(1.2)	0.2
Interest rate caps sold	(0.8)	(0.1)	1.2	(0.2)
Total	$(9.2)	$1.7	$(31.6)	$(38.5)

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

The wholesale notes owner trust owned $737.5 million of wholesale notes and $53.5 million of marketable securities as of April 30, 2009, and $818.6 million of wholesale notes and $95.3 million of marketable securities as of October 31, 2008.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	April 30, 2009	October 31, 2008
Investor certificate	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	October 2009	750.0	800.0
Total		$962.0	$1,012.0

The VFC commitment decreases from $750.0 million to $650.0 million at June 30, 2009. The utilized portion of the VFC was $450.0 million and $550.0 million as of April 30, 2009, and October 31, 2008, respectively.  Our retained interest was $121.4 million as of April 30, 2009, and $139.6 million as of October 31, 2008.

The Truck Retail Accounts Corporation (“TRAC”) facility owned $113.1 million of retail accounts and $20.5 million of marketable securities as of April 30, 2009, and $123.1 million of retail accounts and $22.8 million of marketable securities as of October 31, 2008.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	April 30, 2009	October 31, 2008
Conduit funding facility	August 2009	$100.0	$100.0
Funding utilized		(13.8)	(47.5)
Total availability		$86.2	$52.5

Our retained interest was $117.8 million as of April 30, 2009, and $90.0 million as of October 31, 2008.

Amounts due from the sales of receivables

Amounts due from the sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $239.2 million and $229.6 million as of April 30, 2009 and October 31, 2008, respectively.

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss on the sale of the receivables.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of our retained interests is based on these assumptions. See Note 13 for specific assumption values.  We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required.  Our retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts due from the sales of receivables are summarized as follows (in millions):

	April 30, 2009	October 31, 2008
Excess seller’s interest	$224.1	$218.7
Interest only strip	7.6	2.1
Restricted cash reserves	7.5	8.8
Total amounts due from sales of receivables	$239.2	$229.6

The key economic assumptions as of April 30, 2009 and October 31, 2008, and the sensitivity of the current fair values of residual cash flows as of April 30, 2009, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

	April 30,	October 31,	Adverse Fair Value Change at April 30, 2009
	2009	2008	10%	20%
Discount rate (annual)	14.1 to 26.9%	14.6 to 23.0%	$2.5	$4.9
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.1
Payment speed (percent of portfolio per month)	6.8 to 69.1%	8.8 to 75.7%	0.5	0.9

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value our retained interests in TRAC. No percentage for estimated credit losses were assumed for TRAC as no losses have been incurred to date and none are expected. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value our retained interests in the wholesale note securitization facility.

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of April 30, 2009 and October 31, 2008 (in millions):

April 30, 2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,193.0	$142.0	$799.8	$302.1	$267.2	$3,704.1
Less sold receivables – off-balance sheet	-	-	(638.6)	(113.1)	(98.9)	(850.6)
Total on-balance sheet.	$2,193.0	$142.0	$161.2	$189.0	$168.3	$2,853.5

October 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,468.0	$122.7	$839.4	$320.7	$309.5	$4,060.3
Less sold receivables – off-balance sheet	-	-	(721.4)	(123.1)	(97.2)	(941.7)
Total on-balance sheet	$2,468.0	$122.7	$118.0	$197.6	$212.3	$3,118.6

For sold receivables, wholesale notes balances past due over 60 days were $2.9 million and $3.2 million, respectively, as of April 30, 2009 and October 31, 2008.  There were no past due balances in TRAC at either date. No credit losses on sold receivables were recorded for the three and six month periods ended April 30, 2009, and 2008, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income in the consolidated statements of operations as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Fair value adjustments	$9.8	$2.0	$29.3	$5.1
Excess spread income	9.3	6.2	11.4	10.9
Servicing fees revenue	2.0	2.7	4.2	5.8
Losses on sales of receivables	(9.9)	(3.8)	(24.7)	(6.7)
Investment income	0.2	1.0	1.3	2.9
Securitization income	$11.4	$8.1	$21.5	$18.0

Cash flows from off-balance sheet securitization transactions are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Proceeds from sales of finance receivables	$897.3	$1,006.3	$1,939.8	$1,816.9
Servicing fees	2.1	5.1	4.3	7.9
Cash from net excess spread	8.6	9.8	10.3	15.1
Investment income	0.3	2.6	1.0	4.4
Net cash received	$908.3	$1,023.8	$1,955.4	$1,844.3

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

As transferors of financial assets to qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, such transfers are not subject to the scope of FIN 46(R), therefore, we do not consolidate any QSPEs to which those financial assets are transferred. The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.   As of April 30, 2009, and October 31, 2008 our retained interest in the QSPEs was $239.2 million and $229.6 million, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There was no change in the determination to consolidate these entities during the three and six month periods ended April 30, 2009, and we have not provided any financial or other support that we were not contractually obligated to provide.

The following table sets forth the carrying amount of transferred financial assets and liabilities of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
April 30, 2009	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,766.7	$204.5	$1,971.2
Net investment in operating leases	-	72.0	72.0
Restricted cash and cash equivalents	148.1	471.2	619.3
Vehicle inventory	17.2	3.5	20.7
Net derivative fair value	(46.0)	2.1	(43.9)
Secured borrowings	1,679.1	632.8	2,311.9

	Consolidated	Other
October 31, 2008	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,983.1	$333.6	$2,316.7
Net investment in operating leases	-	72.9	72.9
Restricted cash and cash equivalents	205.5	309.7	515.2
Vehicle inventory	22.8	7.9	30.7
Net derivative fair value	(38.7)	3.3	(35.4)
Secured borrowings	1,989.6	631.9	2,621.5

NFC securitized finance receivables and investment in operating leases of $308.8 million and $320.6 million under secured borrowings for the three and six month periods ended April 30, 2009, respectively, and $305.2 million and $814.8 million for the three and six month periods ended April 30, 2008, respectively.

13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FASB Statement No. 157 Fair Value Measurements. This standard addresses aspects of the expanding application of fair value accounting. Effective November 1, 2008, we adopted SFAS No. 157. Pursuant to the provisions of FSP No. 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We consider Vehicle inventory a nonfinancial asset recognized at fair value on a nonrecurring basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Derivative Assets and Liabilities. We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense (income). We consider counterparty non-performance risk under SFAS No. 157 in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities. As of April 30, 2009 our cumulative adjustment for non-performance risk reduced our derivative assets by $1.1 million and reduced our derivative liabilities by $4.8 million.

Amounts Due from Sales of Receivables (Retained interests).  We retain certain interests in receivables sold in off-balance sheet securitization transactions.  We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows.  The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of our retained interests include credit losses, prepayment speed, and the discount rate.  Changes in fair value are recognized in Securitization income.

The following table presents the fair values of financial instruments measured on a recurring basis as of April 30, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$2.1	$47.3	$49.4
Amounts due from sales of receivables	-	-	239.2	239.2
Assets total	$-	$2.1	$286.5	$288.6
Liabilities:
Derivative financial instruments	-	49.4	46.0	95.4
Liabilities total	$-	$49.4	$46.0	$95.4

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis (in millions):

Three Months ended April 30, 2009	Net Derivatives	Retained Interests	Total
Beginning balance	$2.0	$198.8	$200.8
Unrealized losses included in earnings	(0.7)	(0.1)	(0.8)
Purchases, issuances and settlements	-	40.5	40.5
Ending balance	$1.3	$239.2	$240.5

Six Months ended April 30, 2009	Net Derivatives	Retained Interests	Total
Beginning balance	$-	$229.6	$229.6
Unrealized gains included in earnings	1.3	5.0	6.3
Purchases, issuances and settlements	-	4.6	4.6
Ending balance	$1.3	$239.2	$240.5

Purchases, issuances and settlements represent the net cash activity related to new securitizations, liquidations and pay downs of retained interests.

Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of April 30, 2009, impaired receivables measured at fair value with a carrying amount of $58.4 million have specific loss reserves of $27.8 million and a fair value of $30.6 million. Of the specific loss reserves of $27.8 million, $6.1 million was recorded by NFC and $21.7 million was recorded by Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.  Fair values of the underlying collateral are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs.

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

During the three months ended April 30, 2009, the traditional truck retail industry continued to be under pressure from continued credit tightening, increased capital reserve requirements for lending institutions, and uncertainty surrounding increased volatility in equity markets. The general economic downturn adversely affected the trucking industry. There was decreased demand for vehicles, an increase in customer defaults, impaired asset values and less competitive interest and lease rates. Increased credit spreads in the asset backed securitization market have forced us to increase rates to Navistar, Inc. wholesale dealers and retail customers.

INDEX

The value of NFC’s lease and loan portfolio, the underlying collateral, and its ability to generate new business at competitive rates is highly dependent on the economic condition of the trucking industry. Due to the continued economic uncertainty and financial market turmoil in the U.S. and the rest of the world we expect 2009 financing activity to be at or below 2008 levels with lower retail deliveries in the first half partially offset by higher retail deliveries in the last half of 2009. Many problems the trucking industry is facing have been compounded by recent uncertainty in the financial markets. We expect 2009 to continue to be a challenging year on our portfolio quality as NFC’s customers are also facing the liquidity crisis, and continued high cost of fuel, as well as other numerous economic challenges.

Revenues have been declining reflecting lower financing volume as a direct result of lower Navistar, Inc. vehicle sales. Our Cost of borrowing has declined substantially reflecting the lower interest rate environment. However, since lower interest rates reduce the net fair value of our interest rate swaps, we continue to recognize expense relating to these derivatives. NFC uses interest rate swaps as an economic hedge on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the fair value adjustment is a period cost which can swing dramatically when fluctuations in forward interest rates occur. Additionally, our Provision for credit losses has continued to increase as a result of the decline in portfolio quality.

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the three and six month periods ended April 30, 2009 and 2008, as prepared in accordance with U.S. GAAP for interim financial information (in millions).

	Three Months Ended April 30,
	2009	2008	Change	% Change
Revenues
Financing revenue	$53.5	$69.8	$(16.3)	(23.4)
Securitization income	11.4	8.1	3.3	40.7
Operating leases and other revenue	6.8	12.7	(5.9)	(46.5)
Total revenues	71.7	90.6	(18.9)	(20.9)

Expenses
Cost of borrowing	18.7	49.9	(31.2)	(62.5)
Credit, collections and administrative	15.0	18.0	(3.0)	(16.7)
Provision for credit losses	8.4	6.0	2.4	40.0
Depreciation on operating leases	4.1	4.0	0.1	2.5
Derivative expense (income)	9.2	(1.7)	10.9	N.M.
Other expenses	0.4	2.3	(1.9)	(82.6)
Total expenses	55.8	78.5	(22.7)	(28.9)

Income before taxes	15.9	12.1	3.8	31.4
Income tax expense	6.1	4.8	1.3	27.1
Net income	$9.8	$7.3	$2.5	34.2

Percentage changes deemed to be not meaningful are designated N.M.

INDEX

	Six Months Ended April 30,
	2009	2008	Change	% Change
Revenues
Financing revenue	$111.1	$143.0	$(31.9)	(22.3)
Securitization income	21.5	18.0	3.5	19.4
Operating leases and other revenue	14.8	26.6	(11.8)	(44.4)
Total revenues	147.4	187.6	(40.2)	(21.4)

Expenses
Cost of borrowing	48.9	114.5	(65.6)	(57.3)
Credit, collections and administrative	30.4	30.2	0.2	0.7
Provision for credit losses	12.4	10.6	1.8	17.0
Depreciation on operating leases	8.0	8.5	(0.5)	(5.9)
Derivative expense	31.6	38.5	(6.9)	(17.9)
Other expenses	2.7	2.9	(0.2)	(6.9)
Total expenses	134.0	205.2	(71.2)	(34.7)

Income (loss) before taxes	13.4	(17.6)	31.0	N.M.
Income tax expense (benefit)	5.5	(5.8)	11.3	N.M.
Net income (loss)	$7.9	$(11.8)	$19.7	N.M.

Financing Revenue

The following tables summarize our financing revenue from interest earning assets (in millions):

	Three Months Ended April 30,
	2009	2008	Change	% Change
Retail notes and finance leases	$46.1	$57.4	$(11.3)	(19.7)
Wholesale notes	2.3	4.4	(2.1)	(47.7)
Retail and wholesale accounts	5.1	8.0	(2.9)	(36.3)
Total financing revenue	$53.5	$69.8	$(16.3)	(23.4)

	Six Months Ended April 30,
	2009	2008	Change	% Change
Retail notes and finance leases	$93.2	$118.7	$(25.5)	(21.5)
Wholesale notes	7.5	8.9	(1.4)	(15.7)
Retail and wholesale accounts	10.4	15.4	(5.0)	(32.5)
Total financing revenue	$111.1	$143.0	$(31.9)	(22.3)

Three month period ended April 30, 2009 compared to the three month period ended April 30, 2008

Financing revenue was lower resulting from a decrease in the average finance receivable portfolio balance from $3.6 billion to $2.8 billion, as originations decreased on declining industry demand from both the wholesale and retail sides of the business. The weighted average interest rates of the finance receivable portfolio were 7.5% and 7.7%, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $6.2 million to $9.3 million, primarily resulting from the effect of new pricing programs and lower lender interest rates. Losses on sales of receivables net of fair value adjustments decreased by $1.7 million as a result of increased pricing to dealers and decreased borrowing costs which increased the fair value of the interest only strip and a pay down on the debt in the wholesale trust which decreased the amount of required seller’s interest. Servicing fees and investment income also declined primarily as a result of the decrease in the average balances of sold facilities.

INDEX

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. Interest earned on cash accounts decreased $6.2 million as interest rates were substantially lower than the prior year period. Operating leases revenue decreased by $0.2 million reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases. Guarantee fee revenue increased $0.5 million primarily reflecting a rate increase.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing was lower as a result of lower average debt balances and lower borrowing rates. Our weighted average interest rates on Senior and secured borrowings were 1.8% and 4.2% for the respective periods in 2009 and 2008 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.5 billion to $3.3 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages. For 2009, amortization expense increased $0.7 million relating to the capitalized costs of the recently implemented enhancements to our information systems. Costs in 2008 included $3.6 million related to the relocation of NFC’s regional offices to Schaumburg.

Provision for credit losses on receivables increased as our allowance to finance receivables coverage ratio increased from 0.55% at April 30, 2008, to 1.20% at April 30, 2009, resulting from a decline in the credit quality of our portfolio. This was partially offset by the effect of the decrease in the average finance receivable portfolio balance for the respective periods.

Depreciation on operating leases remained relatively constant as the average Net investment in operating leases decreased slightly from $71.7 million to $71.3 million.

Derivative expense (income) increased as a result of fluctuations in forward interest rate curves.  The increase was partially offset by $3.7 million as a result of including non-performance risk in the fair value calculation of our swaps pursuant to the adoption of SFAS No. 157.

Other expenses decreased primarily as a result of a decrease in write-downs and losses on the sale of vehicle inventory. The write-downs and losses reflect declining values of certain used truck models which are sensitive to the deteriorating economic environment.

Income tax expense includes federal, state and foreign taxes.  Our effective tax rate changed from a benefit of 39.7% to an expense of 38.4% primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.  Our 2009 state tax expense includes $0.3 million of FASB Interpretation No. 48 expense adjustments.

Six month period ended April 30, 2009 compared to the six month period ended April 30, 2008

Financing revenue was lower resulting from a decrease in the average finance receivable portfolio balance from $3.6 billion to $3.0 billion, as originations decreased on declining industry demand from both the wholesale and retail sides of the business. The weighted average interest rates of the finance receivable portfolio were 7.5% and 7.9%, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $10.9 million to $11.4 million primarily resulting from the effect of new pricing programs and lower lender interest rates. The increase in excess spread was partially offset by the effects of a lower sold portfolio level. Losses on sales of receivables net of fair value adjustments decreased by $6.2 million as a result of increased pricing to dealers and decreased borrowing costs which increased the fair value of the interest only strip and pay downs on the debt in the wholesale trust which decreased the amount of required seller’s interest. Servicing fees and investment income also declined primarily as a result of the decrease in the average balances of sold facilities.

INDEX

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. Interest earned on cash accounts decreased $12.1 million as interest rates were substantially lower than the prior year period. Operating leases revenue decreased by $0.6 million reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases. Guarantee fee revenue increased $0.9 million primarily reflecting a rate increase.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing was lower as a result of lower average debt balances and lower borrowing rates. Our weighted average interest rates on Senior and secured borrowings were 2.4% and 5.1% for the respective periods in 2009 and 2008 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.3 billion to $3.6 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $2.3 million as a result of separation costs. Additionally, amortization expense increased $1.4 million relating to the capitalized costs of the recently implemented enhancements to our information systems. However, the 2008 period included $3.6 million of second quarter costs related to the relocation of NFC’s regional offices to Schaumburg.

Provision for credit losses on receivables increased as our allowance to finance receivables coverage ratio at period end increased from 0.55% at April 30, 2008, to 1.20% at April 30, 2009, resulting from a decline in the credit quality of our portfolio. This was partially offset by the effect of the decrease in the average finance receivable portfolio balance for the respective periods.

Depreciation on operating leases decreased reflecting the continued decline in originations of operating leases and lower net investment in equipment under operating leases.  The average Net investment in operating leases decreased from $73.3 million to $72.5 million.

Derivative expense decreased as a result of fluctuations in forward interest rate curves.  In addition, the expense decreased by $3.7 million as a result of including non-performance risk in the fair value calculation of our swaps pursuant to the adoption of SFAS No. 157.

Other expenses decreased primarily as a result of a decrease in write-downs and losses on the sale of vehicle inventory.  The write-downs and losses reflect declining values of certain used truck models which are sensitive to the adverse economic environment.

Income tax expense (benefit) includes federal, state and foreign taxes.  Our effective tax rate changed from a benefit of 32.9% to an expense of 41.0% primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.  In addition, state tax expense increased from $0.2 million to $1.1 million. Our 2009 state tax expense includes $0.7 million of FASB Interpretation No. 48 expense adjustments.

INDEX

Financial Condition (in millions):

	As of
	April 30, 2009	October 31, 2008	Change	% Change
Cash and cash equivalents	$19.6	$34.4	$(14.8)	(43.0)
Finance receivables, net	2,823.3	3,090.2	(266.9)	(8.6)
Amounts due from sales of receivables	239.2	229.6	9.6	4.2
Net accounts due from affiliates	-	17.5	(17.5)	N.M.
Net investment in operating leases	72.0	72.9	(0.9)	(1.2)
Vehicle inventory	25.3	42.0	(16.7)	(39.8)
Restricted cash and cash equivalents	619.5	515.4	104.1	20.2
Other assets	123.6	123.0	0.6	0.5
Total assets	$3,922.5	$4,125.0	$(202.5)	(4.9)

Net accounts due to affiliates	$12.6	$-	$12.6	N.M.
Senior and secured borrowings	3,431.4	3,679.1	(247.7)	(6.7)
Other liabilities	177.7	173.3	4.4	2.5
Total liabilities	3,621.7	3,852.4	(230.7)	(6.0)

Total shareowner’s equity	300.8	272.6	28.2	10.3

Total liabilities and shareowner’s equity	$3,922.5	$4,125.0	$(202.5)	(4.9)

Balances as of April 30, 2009 compared to balances as of October 31, 2008

Finance receivables, net decreased $266.9 million to a balance of $2.8 billion as of April 30, 2009.  Of the $266.9 million decrease, retail notes and finance leases, net of unearned income decreased $255.7 million which was the result of fewer acquisitions combined with customer payments. Accounts, primarily wholesale, decreased by $8.6 million. Wholesale notes increased $43.2 million as dealer concentration limits allowed less notes to be sold into the wholesale note facility.  Finance receivables from affiliates decreased $44.0 million as a result of Dealcor’s effort to reduce inventories.  Allowance for losses increased $1.8 million as a result of continued deterioration in asset quality.

Amounts due from the sale of receivables increased primarily as a result of the increase in TRAC retained interest of $27.8 million as concentration limits reduced the facility utilization level. The increase was offset by a decrease of $18.2 million in retained interests in sold wholesale notes resulting from a lower portfolio level and a pay down on the VFC.

Vehicle inventory decreased as a result of impairment losses of $9.3 million of which Navistar Inc. recognized $7.2 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations for the period.

Restricted cash and cash equivalents increased $161.4 million as a result of a decrease in finance receivables in Truck Retail Instalment Paper Corporation (“TRIP”) requiring more cash collateral to be restricted. The TRIP facility is required to maintain a combined balance of $500.0 million of receivables and cash equivalents as collateral. This increase was partially offset by a decrease of $57.5 million in collateral accounts in Navistar Financial Retail Receivables Corporation (“NFRRC”) resulting from the lower outstanding portfolio level.

Other assets increased primarily as a result of the change in fair value of $7.4 million for derivative assets, reflecting fluctuations in forward interest rate curves. This increase was partially offset by the amortization of debt issuance and other costs.

INDEX

Senior and secured borrowings decreased primarily as a result of $630.2 million of payments on secured borrowings.  The payments were partially offset by $320.6 million in new secured borrowings including the sale of $298.6 million of asset-backed notes in April 2009.

Other liabilities increased as a result of the increase in derivative liabilities. Derivative fair value was negatively impacted by fluctuations in forward interest rate curves; partially offset by the consideration of counterparty non-performance risk pursuant to the application SFAS No. 157. The derivative liability increase was partially offset by a decrease in interest payable.

Shareholder’s equity during fiscal 2009 was impacted by the net income of $7.9 million and a capital contribution of $20.0 million from Navistar, Inc. The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

Asset Quality

The following table summarizes delinquencies:

	As of
	April 30, 2009	October 31, 2008	Change
Delinquencies
Retail notes & finance leases greater than 60 days	1.0%	0.9%	0.1
Wholesale notes greater than 60 days	0.5%	0.4%	0.1
Wholesale accounts greater than 60 days	2.5%	2.0%	0.5

Allowance to finance receivable coverage ratio	1.2%	1.0%	0.2

The following table summarizes charge-offs for the period ended April 30 (dollars in millions):

	2009	2008	Change
Charge-offs
Retail notes & finance leases charge-offs – three months	$7.8	$7.3	$0.5
Retail notes & finance leases charge-offs – six months	10.5	11.2	(0.7)

Retail notes & finance leases charge-offs to liquidations – three months	2.8%	1.7%	1.1
Retail notes & finance leases charge-offs to liquidations – six months	2.2%	1.4%	0.8

Repossessions for the quarter totaled $17.8 million and retail notes and finance leases charge-offs recognized were $7.8 million.   Impaired receivables increased by $2.6 million during the quarter.  As a result of these trends, we increased our general allowance coverage on the retail notes and finance leases portfolio for the quarter ended April 30, 2009.

The overall allowance to finance receivable coverage ratio was 1.2% and 1.0% as of April 30, 2009 and October 31, 2008, respectively.  The increase in the coverage ratio is a result of a slight increase in delinquencies and the general uncertainties in the overall economy.

INDEX

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail notes and finance lease originations/purchases were $109.0 million and $315.7 million during the three and six month periods ended April 30, 2009, respectively.  Net retail notes and finance lease originations/purchases were $218.9 million and $416.5 million during the three and six month periods ended April 30, 2008, respectively. NFC provided 10.1% and 11.4% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the six months ended April 30, 2009 and 2008, respectively.  NFC experienced a decrease in market share as a result of proportionately lower sales from Navistar, Inc. to customers normally requiring or seeking financing from NFC.

NFC provided 96.8% and 97.8% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers for the rolling twelve month periods ended April 30, 2009 and 2008, respectively. Wholesale note originations were $0.7 billion and $1.5 billion for the three and six month periods ended April 30, 2009, respectively. Wholesale note originations were $0.9 billion and $1.7 billion for the three and six month periods ended April 30, 2008, respectively.

Serviced wholesale notes balances, including portion from affiliates, were $931.3 million and $990.8 million as of April 30, 2009 and October 31, 2008, respectively. The decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.

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

We securitized $343.3 million of retail notes through NFRRC and issued secured borrowings of $298.6 million during the six months ended April 30, 2009. We securitized $860.9 million of retail notes and issued secured borrowings of $783.4 million during the six months ended April 30, 2008.  Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust held $737.4 million of wholesale notes and $53.5 million of marketable securities as of April 30, 2009, and $818.6 million and $95.3 million of marketable securities as of October 31, 2008.  As discussed in Note 12, Securitization Transactions, a portion of the wholesale trust is funded by a $750.0 million bank conduit which expires in October 2009.

TRAC obtains financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, at the lenders’ cost of funds plus 200 basis points, which expires on August 7, 2009.  The utilized portion of the TRAC funding facility was $13.8 million and $47.5 million as of April 30, 2009, and October 31, 2008, respectively.  TRAC held a retained interest in the facility of $117.8 million as of April 30, 2009, and $90.0 million as of October 31, 2008. Customer concentration limits prevented full utilization of the facility.

INDEX

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP therefore TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of April 30, 2009 and October 31, 2008 NFC had $83.8 million and $242.5 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $460.2 million and $298.8 million of marketable securities as of April 30, 2009 and October 31, 2008, respectively.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  For the six month periods ended April 30, 2009 and 2008, ITLC received proceeds of $22.0 million and $31.4 million, respectively,  in the form of on-balance sheet collateralized borrowings. As of April 30, 2009, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $132.1 million as compared to $130.4 million on October 31, 2008.

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

Availability under the revolver portion of the Agreement was as follows (in millions):

	April 30, 2009	October 31, 2008
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(519.0)	(454.0)
Mexican sub-revolver loan utilized	(55.0)	(100.0)
Total availability	$226.0	$246.0

Other Considerations

The capital and credit markets continue to be experiencing uncertainty and market volatility. This market volatility has produced downward pressure on credit availability for most issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy of NFC has been adversely affected by the ongoing stress in the credit markets caused by a lack of liquidity and increased capital reserve requirements.

The asset backed securitization market used by NFC and its lending conduit banks continues to be adversely affected by credit tightening. Access to capital, securitization markets and other forms of financing continue to be constricted. Substantial increases in the credit spreads are seen at all credit rating levels. Even high quality and highly rated issuers have seen their previous rates increase significantly. The recent launch of the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”)  has however added some stability to the securitization market. Pricing is beginning to improve, although it remains much higher than historical norms. On April 30, 2009, NFC sold $298.6  million of asset-backed notes into a bank-sponsored, multi-seller conduit facility. This was our first retail securitization transaction completed in fiscal 2009. This sale of asset-backed notes and credit rating thereon, demonstrates our ability to access credit markets in the current environment. The market for wholesale floorplan securitizations has been more volatile than for retail loans. Given present market conditions, we do not expect a near-term reduction in our borrowing costs.

INDEX

Credit Ratings

NFC’s credit ratings as of April 30, 2009, were as follows:
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

Fair Value Measurements on a Recurring Basis

On November 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption and effects of SFAS No. 157.

In connection with the adoption of SFAS No. 157, we measure certain assets and liabilities at fair value using Level 3, or significant unobservable inputs that require judgment. The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

Derivative financial instruments - We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense (income). We consider counterparty non-performance risk under SFAS No. 157 in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities.

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

These unobservable inputs are based on management’s judgment which are subject to change and may diverge materially from the amounts we realize on settlement or maturity. The amount of assets and liabilities measured at fair value using Level 3 inputs as a percentage of the total assets and liabilities measured at fair value were 99.3% and 48.2%, respectively.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of April 30, 2009 and October 31, 2008, the estimated fair value of the net assets would decrease by approximately $31.1 million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, management concluded that the Company’s internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2009, the Company’s disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management continues to make progress toward achieving the effectiveness of the Company’s disclosure controls and procedures.  Specifically, the Company’s management is continuing remediation efforts as described below under “Management’s Remediation Initiatives”.

Management’s Remediation Initiatives

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. Management has made significant improvements in the Company’s internal control over financial reporting and is committed to remediating the Company’s remaining material weakness. Under management’s direction, our Sarbanes-Oxley compliance function is responsible for helping develop and monitor management’s short-term and long-term remediation plans.  In addition, executive owners assigned to oversee the necessary remedial changes to the overall design of the Company’s internal control environment continue to address the root causes of the Company’s material weakness.

Management’s remediation initiatives summarized below are intended to address our specific material weakness and continue to enhance the Company’s internal control over financial reporting:

•
Management is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•
Management will continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our accounting training program.

INDEX

•
Management will continue to monitor adherence to company accounting policies and procedures through the testing of key controls directly linked to these accounting policies to test for operating effectiveness and help ensure critical accounting procedures are being performed correctly.

Collectively, these and other actions are improving the foundation of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II

Item 6.  Exhibits

Any exhibits filed herewith are listed in the accompanying index.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: June 8, 2009	By: /s/ /	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX

Exhibit index

10
Material Contracts (incorporated by reference):

10.1           Note Purchase Agreement, dated as of April 30, 2009, among the Seller, Navistar Financial Corporation, individually and as servicer, Royal Bank of Canada, as agent for the investors, and Thunder Bay  Funding, LLC, as the conduit investor.  Filed as Exhibit 10.1 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.2           Pooling Agreement, dated as of April 30, 2009, between Navistar Financial Retail Receivables Corporation, as seller, and Navistar Financial 2009-A Owner Trust, as issuer.  Filed as Exhibit 10.2 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.3           Indenture, dated as of April 30, 2009, between Navistar Financial 2009-A Owner Trust, as issuer, and The Bank of New York Mellon, as indenture trustee.  Filed as Exhibit 10.3 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.4           Trust Agreement, dated as of April 30, 2009, between Navistar Financial Retail Receivables Corporation, as seller, and Deutsche Bank Trust Company Delaware, as owner trustee.  Filed as Exhibit 10.4 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.5           Purchase Agreement, dated as of April 30, 2009, between Navistar Financial Retail Receivables Corporation and Navistar Financial Corporation.  Filed as Exhibit 10.5 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.6           Servicing Agreement, dated April 30, 2009, among Navistar Financial Retail Receivables Corporation, The Bank of New York Mellon, as indenture trustee, Navistar Financial 2009-A Owner Trust, as issuer, and Navistar Financial Corporation, as servicer.  Filed as Exhibit 10.6 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

10.7           Amendment No. 1 to Receivables Sale Agreement, dated as of April 30, 2009, between Navistar Financial Corporation and Truck Retail Accounts Corporation, as consented to by JPMorgan Chase Bank, N.A., as agent.  Filed as Exhibit 10.7 to the Corporation’s Form 8-K on May 6, 2009.   Commission File No. 001-04146.

31	Rule 13a-14(a) and 15d-14(a) Certifications: 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code