Form 10-Q
period 2009-07-31
NAVISTAR FINANCIAL CORP
filed 2009-09-09
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
or
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
Yes [   ]                                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2009, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

NAVISTAR FINANCIAL CORPORATION
AND SUBSIDIARIES

INDEX

		Page Reference

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended July 31, 2009 and 2008	3

	Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss) (Unaudited) – Nine Months Ended July 31, 2009 and 2008	4

	Consolidated Statements of Financial Condition – July 31, 2009 (Unaudited) and October 31, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended July 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 6.	Exhibits	38

	Signature	39

	Exhibit Index	40

INDEX

PART I

Item 1.  Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

Millions of Dollars	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues
Retail notes and finance leases revenue	$42.1	$53.3	$135.3	$172.0
Operating leases revenue	5.6	5.2	16.0	16.2
Wholesale notes interest	3.5	3.7	11.0	12.5
Retail and wholesale accounts interest	4.7	4.8	15.1	20.2
Securitization income	16.2	2.7	37.7	20.0
Other revenues	1.5	4.4	5.9	20.8
Total revenues	73.6	74.1	221.0	261.7

Expenses
Cost of borrowing:
Interest expense	15.7	38.3	57.7	147.4
Other	3.3	3.4	10.2	8.8
Credit, collections and administrative	13.0	13.4	43.4	43.6
Provision for credit losses	9.1	13.3	21.5	23.9
Depreciation on operating leases	4.1	4.3	12.1	12.8
Derivative expense	4.5	1.1	36.1	39.6
Other expenses	1.6	2.2	4.3	5.1
Total expenses	51.3	76.0	185.3	281.2

Income (loss) before taxes	22.3	(1.9)	35.7	(19.5)
Income tax expense (benefit)	8.4	(0.5)	13.9	(6.3)
Net income (loss)	$13.9	$(1.4)	$21.8	$(13.2)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive
Income (Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1
2008 Activity:
Net loss	-	-	(13.2)	-	(13.2)	$(13.2)
Capital contribution from parent company	-	25.0	-	-	25.0	-
Pension adjustment, (net of tax $0.3)	-	-	-	0.5	0.5	0.5
Impact of adopting FIN 48	-	-	(2.5)	-	(2.5)	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at July 31, 2008	$1.6	$164.6	$96.6	$0.3	$263.1	$(12.7)

Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6
2009 Activity:
Net income	-	-	21.8	-	21.8	$21.8
Capital contribution from parent company	-	20.0	-	-	20.0	-
Pension adjustment, (net of tax $0.1)	-	-	-	0.4	0.4	0.4
Balance at July 31, 2009	$1.6	$219.6	$100.9	$(7.3)	$314.8	$22.2

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of July 31, 2009	As of October 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$17.8	$34.4
Finance receivables, net of unearned income:
Finance receivables	2,489.5	2,906.3
Finance receivables from affiliates	127.0	212.3
Allowance for losses	(33.7)	(28.4)
Finance receivables, net	2,582.8	3,090.2

Amounts due from sales of receivables	220.3	229.6
Net accounts due from affiliates	3.8	17.5
Net investment in operating leases	72.5	72.9
Vehicle inventory	27.9	42.0
Restricted cash and cash equivalents	475.5	515.4
Other assets	113.3	123.0
Total assets	$3,513.9	$4,125.0

LIABILITIES AND SHAREOWNER’S EQUITY
Senior and secured borrowings	$3,031.3	$3,679.1
Other liabilities	167.8	173.3
Total liabilities	3,199.1	3,852.4

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	199.6
Retained earnings	100.9	79.1
Accumulated other comprehensive loss	(7.3)	(7.7)
Total shareowner’s equity	314.8	272.6
Total liabilities and shareowner’s equity	$3,513.9	$4,125.0

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Millions of dollars	For the Nine Months Ended July 31,
	2009	2008

Cash flow from operating activities:
Net income (loss)	$21.8	$(13.2)
Adjustments to reconcile net loss to cash flow from operations:
Net loss on sales of finance receivables	34.5	11.4
Net loss on sale and impairment of equipment under operating
leases and vehicle inventory	5.7	0.4
Depreciation and amortization	20.5	18.7
Provision for credit losses	21.5	23.9
Net change in amounts due from sales of receivables	9.3	55.7
Net change in finance receivables - wholesale notes	6.2	(49.4)
Net change in finance receivables from affiliates - wholesale	50.6	(3.3)
Net change in net accounts due from affiliates	13.7	41.1
Net change in other assets and liabilities	(2.4)	(58.8)
Net cash provided by operating activities	181.4	26.5

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(446.2)	(609.1)
Net change in restricted cash and cash equivalents	39.9	(266.2)
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	780.0	1,030.0
Net change in finance receivables from affiliates - accounts	6.0	10.9
Net change in finance receivables - accounts	19.2	103.2
Proceeds from sale of vehicle inventory	51.2	61.5
Purchase of equipment leased to others	(21.9)	(23.6)
Proceeds from sale of equipment under operating leases	3.0	11.8
Loans to affiliates	-	(10.0)
Loan repayment from affiliates	-	70.0
Net cash provided by investing activities	431.2	378.5

Cash flow from financing activities:
Net change in senior bank revolver, net of issuance costs	(44.5)	34.4
Principal payments on senior bank term debt	(4.6)	(3.1)
Proceeds from issuance of secured borrowings, net of issuance costs	326.3	1,049.9
Payments on secured borrowings	(926.4)	(1,429.9)
Dividends paid to parent company	-	(14.8)
Capital contribution from parent company	20.0	25.0
Net cash used in financing activities	(629.2)	(338.5)

Change in cash and cash equivalents	(16.6)	66.5
Cash and cash equivalents, beginning of year	34.4	10.6
Cash and cash equivalents, end of period	$17.8	$77.1

Supplemental cash flow information:
Interest paid	$63.2	$153.3
Income taxes paid, net of refunds	0.4	56.3
Transfers of loans and leases to vehicle inventory	50.2	84.1

See Notes to Consolidated Financial Statements

INDEX

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through September 9, 2009, the day the consolidated financial statements were filed with the SEC. Operating results for the three and nine month periods ended July 31, 2009 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in our 2008 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

Recently Adopted Accounting Standards

FASB FSP No. 107-1 and APB 28-1 - In April 2009 the Financial Accounting Standards Board ("FASB") approved FASB Staff Position ("FSP") No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement amends Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim periods ending after June 15, 2009.  The disclosure requirements of this FSP are included in Note 13, Fair Value of Financial Instruments.

FASB FSP No. 157-4 - In April 2009 the FASB approved FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This statement provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim periods ending after June 15, 2009. The adoption of this FSP did not have any impact on our consolidated financial condition, results of operations or cash flows.

FASB FSP No. FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities (“VIEs”). The disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 are included in Note 12, Securitization Transactions.

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

INDEX

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities (see discussion below regarding FASB FSP No. 157-2) and (2) removed certain leasing transactions from the scope of the statement.  We applied this new accounting standard to all other fair value measurements effective November 1, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The application of SFAS No. 157 resulted in an increase of $4.6 million to the net fair value of our derivative assets and derivative liabilities for non-performance risk and a corresponding reduction to Derivative expense in the quarter of adoption.

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

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to change the consolidation guidance applicable to a VIE. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. This statement also requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective for fiscal years beginning on or after November 15, 2009. Earlier adoption is prohibited.  Our effective date is November 1, 2010.  Currently, we are evaluating the impact of adoption on our consolidated financial condition, results of operations and cash flows.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (an Amendment to SFAS No. 140). This statement eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. Currently, we are evaluating the impact of adoption on our consolidated financial condition, results of operations and cash flows.

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

INDEX

FASB FSP No. 157-2 - In February 2008, the FASB approved FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of SFAS No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our primary nonfinancial assets that could be impacted by this deferral include Vehicle inventory, which is measured at fair value and tested for impairment. Adoption of FSP No. 157-2 is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

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

INDEX

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

Receivables purchased by NFC from Navistar, Inc. for the three months ended July 31, 2009 and 2008, were $784.8 million and $1.0 billion, respectively.  Receivables purchased by NFC from Navistar, Inc. for the nine months ended July 31, 2009 and 2008, were $2.6 billion and $2.9 billion, respectively. Aggregate interest revenue from Navistar, Inc., excluding Dealcor dealers (those majority owned by Navistar, Inc.), was $16.5 million and $13.3 million for the three months ended July 31, 2009 and 2008, respectively.  Aggregate interest revenue from Navistar, Inc. was $49.4 million and $51.9 million for the nine months ended July 31, 2009 and 2008, respectively. The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations. Effective November 1, 2008, NFC and Navistar, Inc. amended the April 1, 2007 Amended and Restated Master Intercompany Agreement, whereby NFC began charging Navistar, Inc. for: 1) non-use fees assessed by certain providers of NFC’s funding facilities, and 2) surcharges on balances relating to retail and wholesale accounts, and wholesale notes, and 3) surcharges on retail notes and wholesale notes balances for Dealcor dealers. Effective July 31, 2009, NFC and Navistar, Inc. entered into an additional amendment allowing NFC to charge Navistar, Inc. premium finance rates on certain retail accounts that are ineligible under the Truck Retail Accounts Corporation ("TRAC") funding facility. These intercompany fees are included in Retail notes and finance leases revenue, Wholesale notes interest, Retail and wholesale accounts interest and Securitization income. These two amendments resulted in additional revenue of $4.7 million and $15.3 million from Navistar Inc., for the three and nine month periods ended July 31, 2009, respectively, of which $1.1 million and $3.4 million, respectively, pertained to Dealcor dealers.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net losses on finance receivables	$6.1	$1.9	$10.8	$6.7
Impairment losses on vehicle inventory	1.2	0.3	8.4	1.5
Net losses on sales of vehicle inventory	-	2.3	3.7	6.2

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances. NFC recorded guarantee fees of $0.7 million and $1.9 million for the three and nine month periods ended July 31, 2009, respectively.  NFC recorded guarantee fees of $0.3 million and $0.6 million for the three and nine month periods ended July 31, 2008, respectively. Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NFM.  NFC incurred fee expense of $0.1 million and $0.3 million for the three and nine month periods ended July 31, 2009, respectively.  NFC incurred fee expense of $0.1 million and $0.3 million for the three and nine month periods ended July 31, 2008, respectively. No losses were incurred relating to the guarantees in 2009 or 2008.

INDEX

Unsecured Loans to Affiliates

On December 10, 2008, NFC entered into a working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to a predetermined credit spread over the one month LIBOR rate for each month as set forth in the Amended and Restated Credit Agreement) until December 10, 2009, at which time the working capital loan agreement will expire. As of July 31, 2009 no amounts were outstanding on the working capital loan and there was no interest income recognized for the three and nine month periods ended July 31, 2009.

On October 19, 2007, NFC entered into a working capital loan agreement with NFM whereas NFC agreed to lend an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement expired. The loan was repaid in 2008. Interest revenue recognized on this loan was $0.1 million and $1.6 million for the three and nine month periods ended July 31, 2008.

The interest income on the unsecured loans is reported as Other revenues in the consolidated statements of operations.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders confirming that capital contributions from Navistar, Inc. would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation and that such contributions would reduce, for one year from receipt, the amount otherwise available from which NFC is permitted to make dividend payments. Navistar, Inc. made a capital contribution of $20.0 million to NFC in January 2009 to ensure compliance with the 125% Fixed Charge Coverage Ratio.  No other capital contributions were made during the nine month period ended July 31, 2009. A capital contribution of $25.0 million was made in July 2008. No other capital contributions were made during the nine month period ended July 31, 2008.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest, or is the primary beneficiary of variable interest entities related to certain Dealcor dealers as of July 31, 2009 and 2008. These dealers’ operations are consolidated by NIC.  NFC does not provide terms favorable to Dealcor dealers versus non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $2.0 million and $6.2 million for the three months ended July 31, 2009 and 2008, respectively, and $6.5 million and $11.3 million for the nine months ended July 31, 2009 and 2008, respectively. Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates (in millions):

	July 31, 2009	October 31, 2008
Finance receivables from affiliates (Dealcor retail)	$111.7	$140.4
Finance receivables from affiliates (Dealcor wholesale)	15.3	71.9
Net accounts due from affiliates (non-Dealcor)	3.8	17.5

INDEX

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and its dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes.  Finance receivables include notes receivable from dealers and retail customers, accounts receivable from dealers and retail customers and finance leases with our retail customers.  We regularly evaluate the creditworthiness of our customers.  As of July 31, 2009 and October 31, 2008, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	July 31, 2009	October 31, 2008
Retail notes, net of unearned income	$2,066.2	$2,468.0
Finance leases, net of unearned income	133.1	122.7
Wholesale notes held for sale	111.8	118.0
Accounts (includes retail and wholesale)	178.4	197.6
Finance receivables from affiliates, net of unearned income	127.0	212.3
Total finance receivables	2,616.5	3,118.6
Allowance for losses	(33.7)	(28.4)
Total finance receivables, net	$2,582.8	$3,090.2

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,		Year Ended October 31
	2009	2008	2009	2008	2008
Allowance for losses, beginning of period	$30.2	$23.2	$28.4	$23.9	$23.9
Provision for credit losses	9.1	13.3	21.5	23.9	32.2
Net charge-offs	(5.6)	(10.1)	(16.2)	(21.4)	(27.7)
Allowance for losses, end of period	$33.7	$26.4	$33.7	$26.4	$28.4

Finance receivables include the following amounts relating to impaired receivables (in millions):
	July 31, 2009	October 31, 2008
Impaired receivables with specific loss reserves	$62.8	$55.8
Impaired receivables without specific loss reserves	4.4	3.8
Total impaired receivables	$67.2	$59.6

Specific loss reserves on impaired receivables recorded by NFC	$10.0	$4.6
Specific loss reserves on impaired receivables recorded by Navistar, Inc.	20.7	16.1
Finance receivables over 60 days delinquent	34.7	18.6

INDEX

The average balances of impaired finance receivables for the three and nine month periods ended July 31, 2009 were $65.5 million and $62.8 million, respectively. The average balances of impaired finance receivables for the three and nine month periods ended July 31, 2008 were $39.8 million and $42.6 million, respectively.

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of July 31, 2009, four customers accounted for 54.1% of total impaired receivables with specific loss reserves of $4.8 million recorded by NFC and $12.3 million recorded by Navistar, Inc.  As of October 31, 2008, two customers accounted for 36.5% of total impaired receivables with specific loss reserves of $0.2 million recorded by NFC and $9.2 million recorded by Navistar, Inc. NFC would be solely responsible for $22.6 million and $17.8 million of impaired receivables as of July 31, 2009, and October 31, 2008, respectively. Navistar, Inc. would be solely responsible for $4.6 million and $8.7 million of impaired receivables as of July 31, 2009, and October 31 2008, respectively. Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Certain impairment losses and losses on the sale of vehicle inventory are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements. Combined net losses recorded by NFC and Navistar, Inc. are summarized as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Impairment losses on vehicle inventory	$2.1	$2.0	$11.4	$5.2
Net losses on sale of vehicle inventory	-	1.7	5.4	6.6

See Note 2, Transactions with Affiliated Companies, for the portion of the above losses recorded by Navistar, Inc. The remaining impairment losses and losses on the sale of vehicles recorded by NFC are included in Other expenses in the consolidated statements of operations.

The change in NFC’s Vehicle inventory is summarized as follows (in millions):
	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Year Ended October 31, 2008
Vehicle inventory, beginning of period	$42.0	$23.2	$23.2
Net additions	50.2	84.1	129.0
Impairment loss:
Recorded by NFC	(3.0)	(3.7)	(4.9)
Recorded by Navistar, Inc.	(8.4)	(1.5)	(7.7)
Net book value of repossessed assets sold	(52.9)	(61.9)	(97.6)
Vehicle inventory, end of period	$27.9	$40.2	$42.0

INDEX

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	July 31, 2009	October 31, 2008
Investment in operating leases	$113.3	$119.5
Less: Accumulated depreciation	(41.2)	(47.5)
Net investment in equipment under operating leases	72.1	72.0
Rent receivable net of reserve for past due operating leases	0.4	0.9
Net investment in operating leases	$72.5	$72.9

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

As of July 31, 2009 and October 31, 2008, the amount of liability for uncertain tax positions under FASB Interpretation No. 48 exclusive of accrued interest and penalties was $10.7 million and $10.3 million, respectively.  If these unrecognized tax benefits were recognized, the entire amount would impact our effective tax rate.

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

We recognize interest and penalties as part of Income tax expense (benefit) under the provisions of FASB Interpretation No. 48. Total interest and penalties included in Income tax expense (benefit) were $0.5 million and $0.5 million for the nine months ended July 31, 2009 and 2008, respectively.  Cumulative interest and penalties included in the consolidated statements of financial condition as of July 31, 2009 and October 31, 2008 were $3.3 million and $2.8 million, respectively.

INDEX

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	July 31, 2009	October 31, 2008	July 31, 2009	October 31, 2008
Bank credit facility at variable rates due July 2010	$1,008.5	$1,057.6	2.2%	5.7%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	0.6%	4.6%
Borrowings secured by asset-backed securities at various rates, currently between 0.5% to 3.5%, due serially through March 2016	1,394.5	1,989.6	1.7%	3.8%
Borrowings secured by operating and finance leases due serially through May 2016 at rates currently between 2.6% to 6.6%	128.3	131.9	4.4%	4.5%
Total senior and secured borrowings	$3,031.3	$3,679.1	1.8%	4.5%

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of July 31, 2009, all legal funding requirements have been met.  We were not required to make contributions to our pension plans for fiscal year 2008 and did not make contributions during the three and nine month periods ended July 31, 2009 or 2008.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense (income) included in the consolidated statements of operations is comprised of the following (in millions):

	Three Months Ended July 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost for benefits earned during the period	$-	$0.1	$0.1	$-
Interest on obligation	1.0	1.0	0.3	0.3
Amortization of cumulative losses	0.2	0.1	-	-
Less expected return on assets	(0.9)	(1.5)	(0.2)	(0.2)
Net postretirement benefits expense (income)	$0.3	$(0.3)	$0.2	$0.1

	Nine Months Ended July 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost for benefits earned during the period	$0.2	$0.3	$0.1	$-
Interest on obligation	3.1	3.0	0.9	0.9
Amortization of cumulative losses	0.4	0.7	(0.1)	-
Less expected return on assets	(2.7)	(4.5)	(0.4)	(0.6)
Net postretirement benefits expense (income)	$1.0	$(0.5)	$0.5	$0.3

INDEX

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plans receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million and $0.2 million for the three months ended July 31, 2009 and 2008, respectively, and $0.9 million and $0.7 million for the nine month periods ended July 31, 2009 and 2008, respectively.

10. CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of July 31, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $199.3 million, the total amount outstanding at that date.  As of October 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $218.6 million, the total amount outstanding at that date.  See Note 2 for fees recorded by NFC relating to these guarantees.

Guarantees of Derivatives

As of July 31, 2009 and October 31, 2008, NFC guaranteed derivative contracts for interest rate swaps and interest rate caps of NFM.  NFC’s exposure is limited to the default risk of NFM.  The unfavorable fair market value of the guaranteed derivatives was immaterial as of July 31, 2009.  There was no unfavorable fair market value of the guaranteed derivatives as of October 31, 2008.

11. DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt with derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is determined by discounting expected future monthly settlements and is subject to market risk as the instruments may become less valuable in case of changes in market conditions or interest rates.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

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

INDEX

The interest rate swap and interest rate cap agreements have maturity dates ranging from May 18, 2010 to April 18, 2016 as of July 31, 2009. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
July 31, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,310.6	$38.7	$2,732.6	$74.7
Interest rate caps purchased	500.0	4.0	-	-
Interest rate caps sold	-	-	500.0	4.0
Total derivatives	$1,810.6	$42.7	$3,232.6	$78.7

	Other Assets		Other Liabilities
October 31, 2008	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,636.4	$38.7	$3,469.0	$79.6
Interest rate caps purchased	500.0	3.3	-	-
Interest rate caps sold	-	-	500.0	3.3
Total derivatives	$2,136.4	$42.0	$3,969.0	$82.9

The losses (gains) from derivative instruments included in Derivative expense are as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Interest rate swaps	$4.5	$1.1	$36.1	$39.6
Interest rate caps purchased	(1.9)	-	(0.7)	(0.2)
Interest rate caps sold	1.9	-	0.7	0.2
Total	$4.5	$1.1	$36.1	$39.6

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

The wholesale notes owner trust owned $668.3 million of wholesale notes and $61.1 million of marketable securities as of July 31, 2009, and $818.6 million of wholesale notes and $95.3 million of marketable securities as of October 31, 2008.

INDEX

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	July 31, 2009	October 31, 2008
Investor certificate	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	August 2010	650.0	800.0
Total		$862.0	$1,012.0

The VFC commitment decreased from $750.0 million to $650.0 million as of June 30, 2009. The utilized portion of the VFC was $400.0 million and $550.0 million as of July 31, 2009, and October 31, 2008, respectively. Our retained interest was $114.3 million as of July 31, 2009, and $139.6 million as of October 31, 2008. On August 25, 2009, NFC entered into a renewal and extension of the VFC for $650.0 million, maturing on August 24, 2010.

The TRAC facility owned $94.5 million of retail accounts and $37.4 million of marketable securities as of July 31, 2009, and $123.1 million of retail accounts and $22.8 million of marketable securities as of October 31, 2008. On July 31, 2009, the maturity of the facility was extended from August 7, 2009 to November 9, 2009.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	July 31, 2009	October 31, 2008
Conduit funding facility	November 2009	$100.0	$100.0
Funding utilized		(25.0)	(47.5)
Total availability		$75.0	$52.5

Our retained interest was $106.0 million as of July 31, 2009, and $90.0 million as of October 31, 2008.

Amounts due from sales of receivables

Amounts due from sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $220.3 million and $229.6 million as of July 31, 2009 and October 31, 2008, respectively.

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

INDEX

Amounts due from the sales of receivables are summarized as follows (in millions):

	July 31, 2009	October 31, 2008
Excess seller’s interest	$205.7	$218.7
Interest only strip	7.5	2.1
Restricted cash reserves	7.1	8.8
Total amounts due from sales of receivables	$220.3	$229.6

The key economic assumptions as of July 31, 2009 and October 31, 2008, and the sensitivity of the current fair values of residual cash flows as of July 31, 2009, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

	July 31,	October 31,	Adverse Fair Value Change at July 31, 2009
	2009	2008	10%	20%
Discount rate (annual)	11.0 to 22.0%	14.6 to 23.0%	$1.6	$3.6
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.1
Payment speed (percent of portfolio per month)	6.1 to 83.5%	8.8 to 75.7%	0.3	0.6

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of July 31, 2009 and October 31, 2008 (in millions):

July 31, 2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,066.2	$133.1	$692.1	$272.9	$215.0	$3,379.3
Less sold receivables – off-balance sheet	-	-	(580.3)	(94.5)	(88.0)	(762.8)
Total on-balance sheet.	$2,066.2	$133.1	$111.8	$178.4	$127.0	$2,616.5

October 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,468.0	$122.7	$839.4	$320.7	$309.5	$4,060.3
Less sold receivables – off-balance sheet	-	-	(721.4)	(123.1)	(97.2)	(941.7)
Total on-balance sheet	$2,468.0	$122.7	$118.0	$197.6	$212.3	$3,118.6

For sold receivables, wholesale notes and affiliates balances past due over 60 days were $1.0 million and $3.2 million, respectively, as of July 31, 2009 and October 31, 2008. Accounts balances in TRAC past due over 60 days were $0.5 million as of July 31, 2009. There were no past due balances in TRAC as of October 31, 2008. No credit losses on sold receivables were recorded for the three and nine month periods ended July 31, 2009, and 2008, respectively.

INDEX

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income in the consolidated statements of operations as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Fair value adjustments	$15.3	$0.3	$44.6	$5.4
Excess spread income	8.7	3.6	20.1	14.5
Servicing fees revenue	1.9	2.5	6.1	7.6
Losses on sales of receivables	(9.8)	(4.7)	(34.5)	(11.4)
Investment income	0.1	1.0	1.4	3.9
Securitization income	$16.2	$2.7	$37.7	$20.0

Cash flows from off-balance sheet securitization transactions are as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Proceeds from sales of finance receivables	$1,045.4	$891.2	$2,985.2	$2,708.1
Servicing fees	1.9	2.5	6.2	7.8
Cash from net excess spread	8.5	3.8	18.8	12.5
Investment income	0.1	0.8	1.1	3.6
Net cash received	$1,055.9	$898.3	$3,011.3	$2,732.0

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

As transferors of financial assets to QSPEs subject to the reporting requirements of SFAS No. 140, such transfers are not subject to the scope of FIN 46(R), therefore, we do not consolidate any QSPEs to which those financial assets are transferred. The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.   As of July 31, 2009, and October 31, 2008 our retained interest in the QSPEs was $220.3 million and $229.6 million, respectively.

INDEX

There was no change in the determination to consolidate these entities during the three and nine month periods ended July 31, 2009, and we have not provided any financial or other support that we were not contractually obligated to provide.

The following table sets forth the carrying amount of transferred financial assets and liabilities of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
July 31, 2009	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,502.5	$337.6	$1,840.1
Net investment in operating leases	-	72.5	72.5
Restricted cash and cash equivalents	137.6	337.7	475.3
Vehicle inventory	14.9	4.7	19.6
Net derivative fair value	(37.5)	4.0	(33.5)
Secured borrowings	1,394.5	628.3	2,022.8

	Consolidated	Other
October 31, 2008	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,983.1	$333.6	$2,316.7
Net investment in operating leases	-	72.9	72.9
Restricted cash and cash equivalents	205.5	309.7	515.2
Vehicle inventory	22.8	7.9	30.7
Net derivative fair value	(38.7)	3.3	(35.4)
Secured borrowings	1,989.6	631.9	2,621.5

NFC securitized finance receivables and investment in operating leases of $7.1 million and $327.7 million under secured borrowings for the three and nine month periods ended July 31, 2009, respectively, and $240.9 million and $1.0 billion for the three and nine month periods ended July 31, 2008, respectively.

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

•	Establishes a three-level hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities as of the measurement date;

•	Requires consideration of non-performance risk ; and

•	Expands disclosures about instruments measured at fair value.

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

The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

Retail Notes. The fair values of retail notes are estimated by discounting the future contractual cash flows using the interest rates and credit spreads currently being offered for notes with similar terms.

Finance Receivables from Affiliates. Finance Receivables from Affiliates are comprised of retail notes, wholesale notes and wholesale accounts for which fair values are estimated separately as described in the respective category.

Wholesale Notes. Wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Fair values approximate amortized cost as a result of the short-term nature and variable interest rate terms charged on wholesale notes.

Derivative Assets and Liabilities. We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense. We consider counterparty non-performance risk under SFAS No. 157 in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities. As of July 31, 2009 our cumulative adjustment for non-performance risk reduced our derivative assets by $0.2 million and reduced our derivative liabilities by $2.6 million.

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

Senior and Secured Borrowings. The fair values of Senior and secured borrowings are estimated by discounting the future contractual cash flows using an estimated discount rate reflecting interest rates and credit spreads currently being offered for debt with similar terms since there is no public market for this debt.

Cash and Cash Equivalents, Accounts (Wholesale and Retail), and Restricted Cash and Cash Equivalents. The estimated fair values of these financial instruments approximate the respective carrying values as a result of their short-term maturity or highly liquid nature.

INDEX

The following table presents the carrying amounts and estimated fair values of our financial instruments (in millions):

	As of July 31, 2009
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$17.8	$17.8
Retail notes	2,066.2	1,879.3
Finance receivables from affiliates	127.0	116.6
Accounts (wholesale and retail)	178.4	178.4
Wholesale notes	111.8	111.8
Amounts due from sales of receivables	220.3	220.3
Restricted cash and cash equivalents	475.5	475.5
Derivative assets	42.7	42.7

Financial liabilities:
Senior and secured borrowings	$3,031.3	$2,859.8
Derivative liabilities	78.7	78.7

The following table presents the fair values of financial instruments measured on a recurring basis as of July 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$4.0	$38.7	$42.7
Amounts due from sales of receivables	-	-	220.3	220.3
Assets total	$-	$4.0	$259.0	$263.0
Liabilities:
Derivative financial instruments	-	41.2	37.5	78.7
Liabilities total	$-	$41.2	$37.5	$78.7

INDEX

The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis (in millions):

Three Months ended July 31, 2009	Net Derivatives	Retained Interests	Total
Beginning balance	$1.3	$239.2	$240.5
Unrealized (losses) gains included in earnings	(0.1)	5.5	5.4
Purchases, issuances and settlements	-	(24.4)	(24.4)
Ending balance	$1.2	$220.3	$221.5

Nine Months ended July 31, 2009	Net Derivatives	Retained Interests	Total
Beginning balance	$-	$229.6	$229.6
Unrealized gains included in earnings	1.2	10.5	11.7
Purchases, issuances and settlements	-	(19.8)	(19.8)
Ending balance	$1.2	$220.3	$221.5

Purchases, issuances and settlements represent the net cash activity related to new securitizations, liquidations and pay downs of retained interests.

Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of July 31, 2009, impaired receivables measured at fair value with a carrying amount of $62.8 million have specific loss reserves of $30.7 million and a fair value of $32.1 million. Of the specific loss reserves of $30.7 million, $10.0 million was recorded by NFC and $20.7 million was recorded by Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.  Fair values of the underlying collateral are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs.

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

During the three months ended July 31, 2009, the traditional truck retail industry continued to be under pressure from a tight credit environment relative to historical trends. The general economic downturn has adversely affected the trucking industry this year. There has been decreased demand for vehicles, an increase in customer defaults, impaired asset values and less competitive interest and lease rates throughout the year. Increased credit spreads in the asset backed securitization market have forced us to increase rates to Navistar, Inc. wholesale dealers and retail customers.

INDEX

The value of NFC’s lease and loan portfolio, the underlying collateral, and its ability to generate new business at competitive rates is highly dependent on the economic condition of the trucking industry. As a result of continued economic weakness, we expect 2009 financing activity to be at or below 2008 levels with lower retail deliveries in the first half partially offset by higher retail deliveries in the second half of 2009. We expect 2009 to continue to be a challenging year on our portfolio quality as NFC’s customers are still subject to the effects of overall economic weakness, continued high cost of fuel, as well as numerous other economic challenges.

Revenues have been declining reflecting lower financing volume as a direct result of lower Navistar, Inc. vehicle sales. Our Cost of borrowing has declined substantially reflecting the lower interest rate environment. However, since lower interest rates reduce the net fair value of our interest rate swaps, we continue to recognize expense relating to these derivatives. NFC uses interest rate swaps as an economic hedge on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the fair value adjustment is a period cost which can swing dramatically when fluctuations in forward interest rates occur. Securitization income has increased as a result of the market stabilization which has tightened credit spreads, allowing us to reduce the discount rates used to value our retained interests, and the increase in margin which increases the cash flows used to compute the fair value of our retained interests in sold receivables. Additionally, our Provision for credit losses has decreased as a result of the decline in portfolio balances and reduced credit losses, partially offset by the impact of an increase in specific reserves.

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the three and nine month periods ended July 31, 2009 and 2008, as prepared in accordance with U.S. GAAP for interim financial information (in millions).

	Three Months Ended July 31,
	2009	2008	Change	% Change
Revenues
Financing revenue	$50.3	$61.8	$(11.5)	(18.6)
Securitization income	16.2	2.7	13.5	500.0
Operating leases and other revenue	7.1	9.6	(2.5)	(26.0)
Total revenues	73.6	74.1	(0.5)	(0.7)

Expenses
Cost of borrowing	19.0	41.7	(22.7)	(54.4)
Credit, collections and administrative	13.0	13.4	(0.4)	(3.0)
Provision for credit losses	9.1	13.3	(4.2)	(31.6)
Depreciation on operating leases	4.1	4.3	(0.2)	(4.7)
Derivative expense	4.5	1.1	3.4	309.1
Other expenses	1.6	2.2	(0.6)	(27.3)
Total expenses	51.3	76.0	(24.7)	(32.5)

Income before taxes	22.3	(1.9)	24.2	N.M.
Income tax expense	8.4	(0.5)	8.9	N.M.
Net income	$13.9	$(1.4)	$15.3	N.M.

Percentage changes deemed to be not meaningful are designated N.M.

INDEX

	Nine Months Ended July 31,
	2009	2008	Change	% Change
Revenues
Financing revenue	$161.4	$204.7	$(43.3)	(21.2)
Securitization income	37.7	20.0	17.7	88.5
Operating leases and other revenue	21.9	37.0	(15.1)	(40.8)
Total revenues	221.0	261.7	(40.7)	(15.6)

Expenses
Cost of borrowing	67.9	156.2	(88.3)	(56.5)
Credit, collections and administrative	43.4	43.6	(0.2)	(0.5)
Provision for credit losses	21.5	23.9	(2.4)	(10.0)
Depreciation on operating leases	12.1	12.8	(0.7)	(5.5)
Derivative expense	36.1	39.6	(3.5)	(8.8)
Other expenses	4.3	5.1	(0.8)	(15.7)
Total expenses	185.3	281.2	(95.9)	(34.1)

Income (loss) before taxes	35.7	(19.5)	55.2	N.M.
Income tax expense (benefit)	13.9	(6.3)	20.2	N.M.
Net income (loss)	$21.8	$(13.2)	$35.0	N.M.

Financing Revenue

The following tables summarize our financing revenue from interest earning assets (in millions):

	Three Months Ended July 31,
	2009	2008	Change	% Change
Retail notes and finance leases	$42.1	$53.3	$(11.2)	(21.0)
Wholesale notes	3.5	3.7	(0.2)	(5.4)
Retail and wholesale accounts	4.7	4.8	(0.1)	(2.1)
Total financing revenue	$50.3	$61.8	$(11.5)	(18.6)

	Nine Months Ended July 31,
	2009	2008	Change	% Change
Retail notes and finance leases	$135.3	$172.0	$(36.7)	(21.3)
Wholesale notes	11.0	12.5	(1.5)	(12.0)
Retail and wholesale accounts	15.1	20.2	(5.1)	(25.2)
Total financing revenue	$161.4	$204.7	$(43.3)	(21.2)

Three month period ended July 31, 2009 compared to the three month period ended July 31, 2008

Financing revenue decreased from $61.8 million to $50.3 million as a result of a decrease in the average finance receivable portfolio balance from $3.3 billion to $2.7 billion, as originations decreased on declining industry demand from both the wholesale and retail sides of the business. The average interest rates of the finance receivable portfolio were 7.4% for each period.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $3.6 million to $8.7 million, primarily resulting from the effect of new pricing programs and lower lender interest rates. Income on sales of receivables net of fair value adjustments improved from a loss of $4.4 million to a gain of $5.5 million as a result of increased pricing to dealers, a reduction in discount rates used to value retained interests and decreased borrowing costs which

INDEX

increased the fair value of the interest only strip, as well as a pay down on the debt in the wholesale trust which reduces the amount of required seller’s interest. Servicing fees and investment income also declined primarily as a result of the decrease in the average balances of sold facilities.

Operating leases and other revenue includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues decreased from $9.6 million to $7.1 million primarily as a result of lower interest rates on invested cash.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $41.7 million to $19.0 million as a result of lower average debt balances and lower borrowing rates. Our average interest rates on Senior and secured borrowings were 1.9% and 3.7% for the respective periods in 2009 and 2008 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.1 billion to $3.2 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages. The decrease from $13.4 million to $13.0 million resulted primarily from reduced wages and consultant fees of $0.7 million and was partially offset by an increase in amortization expense of $0.3 million relating to the capitalized costs of the recently implemented enhancements to our information systems.

Provision for credit losses on receivables decreased from $13.3 million to $9.1 million primarily as a result of the decrease in the average finance receivable portfolio balance as well as a decrease in charge-offs. The decrease was partially offset by the effect of an increase in our allowance to finance receivables coverage ratio at period end from 0.9% at July 31, 2008, to 1.4% at July 31, 2009, attributable to an increase in specific loss reserves and the impact of higher losses in the historical component of the loss allowance calculation.

Depreciation on operating leases decreased from $4.3 million to $4.1 million reflecting the continued decline in originations of operating leases and lower investment in equipment under operating leases. The average investment in operating leases decreased from $116.3 million to $115.1 million.

Derivative expense increased from $1.1 million to $4.5 million as a result of fluctuations in forward interest rate curves.  The increase was partially offset by the regular amortization of notional amounts.

Other expenses decreased from $2.2 million to $1.6 million primarily as a result of a decrease in impairment losses on vehicle inventory. The write-downs reflect declining values of certain used truck models which are sensitive to the adverse economic environment.

Income tax expense includes federal, state and foreign taxes.  Our effective tax rate changed from a benefit of 26.3% to an expense of 37.7% primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.  Our 2009 state tax expense includes $0.3 million of FASB Interpretation No. 48 expense adjustments.

Nine month period ended July 31, 2009 compared to the nine month period ended July 31, 2008

Financing revenue decreased from $204.7 million to $161.4 million as a result of a decrease in the average finance receivable portfolio balance from $3.4 billion to $2.8 billion, as originations decreased on declining industry demand from both the wholesale and retail sides of the business. The average interest rates of the finance receivable portfolio were 7.6% and 7.9%, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $14.5 million to $20.1 million primarily resulting from the effect of new pricing programs and lower lender interest rates. The increase in excess spread was partially offset by the effects of a lower sold portfolio level. Income on sales of receivables net of fair value adjustments improved from a loss of $6.0 million to a gain of $10.1 million as a result of increased pricing to dealers, a reduction in discount rates used to value retained interests and decreased borrowing costs which increased the fair value of the interest only strip, as well as pay downs on the debt in the wholesale trust which reduces the amount of required seller’s interest. Servicing fees and investment income also declined primarily as a result of the decrease in the average balances of sold facilities.

INDEX

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues decreased from $37.0 million to $21.9 million primarily as a result of lower interest rates on invested cash.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $156.2 million to $67.9 million as a result of lower average debt balances and lower borrowing rates. Our average interest rates on Senior and secured borrowings were 2.3% and 4.8% for the respective periods in 2009 and 2008 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.1 billion to $3.4 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  The net decrease from $43.6 million to $43.4 million resulted from an increase of $2.3 million relating to separation costs, $1.7 million relating to amortization expense on capitalized costs of the recently implemented enhancements to our information systems, and $1.3 million relating to increases in wages, benefits and other administrative costs. The 2008 period included $5.5 million of costs related to the relocation of NFC’s regional offices to Schaumburg.

Provision for credit losses on receivables decreased from $23.9 million to $21.5 million as a result of the decrease in the average finance receivable portfolio balance as well as a decrease in charge-offs. The decrease was partially offset by the effect of an increase in our allowance to finance receivables coverage ratio at period end from 0.9% at July 31, 2008, to 1.4% at July 31, 2009, attributable to an increase in specific loss reserves and the impact of higher losses in the historical component of the loss allowance calculation.

Depreciation on operating leases decreased from $12.8 million to $12.1 million reflecting the continued decline in originations of operating leases and lower investment in equipment under operating leases.  The average investment in operating leases decreased from $123.1 million to $116.4 million.

Derivative expense decreased from $39.6 million to $36.1 million as a result of fluctuations in forward interest rate curves and the regular amortization of notional amounts.  In addition, the expense decreased by $2.4 million as a result of including non-performance risk in the fair value calculation of our swaps pursuant to the adoption of SFAS No. 157.

Other expenses decreased from $5.1 million to $4.3 million primarily as a result of a decrease in impairment losses on vehicle inventory.  The write-downs reflect declining values of certain used truck models which are sensitive to the adverse economic environment.

Income tax expense (benefit) includes federal, state and foreign taxes.  Our effective tax rate changed from a benefit of 32.3% to an expense of 38.9% primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.  In addition, state tax expense increased from $0.7 million to $1.9 million. Our 2009 state tax expense includes $1.0 million of FASB Interpretation No. 48 expense adjustments.

INDEX

Financial Condition (in millions):

	As of
	July 31, 2009	October 31, 2008	Change	% Change
Cash and cash equivalents	$17.8	$34.4	$(16.6)	(48.3)
Finance receivables, net	2,582.8	3,090.2	(507.4)	(16.4)
Amounts due from sales of receivables	220.3	229.6	(9.3)	(4.1)
Net accounts due from affiliates	3.8	17.5	(13.7)	(78.3)
Net investment in operating leases	72.5	72.9	(0.4)	(0.5)
Vehicle inventory	27.9	42.0	(14.1)	(33.6)
Restricted cash and cash equivalents	475.5	515.4	(39.9)	(7.7)
Other assets	113.3	123.0	(9.7)	(7.9)
Total assets	$3,513.9	$4,125.0	$(611.1)	(14.8)

Senior and secured borrowings	$3,031.3	$3,679.1	$(647.8)	(17.6)
Other liabilities	167.8	173.3	(5.5)	(3.2)
Total liabilities	3,199.1	3,852.4	(653.3)	(17.0)

Total shareowner’s equity	314.8	272.6	42.2	15.5

Total liabilities and shareowner’s equity	$3,513.9	$4,125.0	$(611.1)	(14.8)

Balances as of July 31, 2009 compared to balances as of October 31, 2008

Finance receivables, net decreased $507.4 million to a balance of $2.6 billion as of July 31, 2009.  Of the $507.4 million decrease, retail notes and finance leases, net of unearned income decreased $391.4 million which was the result of fewer acquisitions combined with customer payments. Accounts, primarily wholesale, decreased by $19.2 million. Wholesale notes decreased $6.2 million as dealer concentration limits allowed more notes to be sold into the wholesale note facility.  Finance receivables from affiliates decreased $85.3 million as a result of Dealcor’s effort to reduce inventories.  Allowance for losses increased $5.3 million primarily as a result of an increase in specific loss reserves and the impact of higher losses in the historical component of the loss allowance calculation which was offset by the decline in the finance receivable portfolio balance.

Amounts due from the sale of receivables decreased from $229.6 million to $220.3 million primarily as a result of a $25.3 million decrease in retained interests in sold wholesale notes caused by a lower portfolio level, and a pay down on the VFC which reduces the amount of required seller’s interest. The decrease was partially offset by the increase in TRAC retained interest of $16.0 million as concentration limits reduced the facility utilization level.

Vehicle inventory decreased from $42.0 million to $27.9 million as a result of impairment losses of $11.4 million of which Navistar Inc. recognized $8.4 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations for the period.

Restricted cash and cash equivalents decreased from $515.4 million to $475.5 million as a result of $67.9 million in lower collateral account balances in Navistar Financial Retail Receivables Corporation (“NFRRC”) attributable to the lower outstanding portfolio level. This was partially offset by an increase of $27.9 million cash collateral in Truck Retail Instalment Paper Corporation (“TRIP”) to compensate for lower finance receivable levels. The TRIP facility is required to maintain a combined balance of $500.0 million of finance receivables and cash equivalents as collateral.

Other assets decreased from $123.0 million to $113.3 million as a result of the amortization of debt issuance costs, prepaid expenses and other capitalized assets.

INDEX

Senior and secured borrowings decreased from $3.7 billion to $3.0 billion primarily as a result of $926.4 million of payments on secured borrowings.  The payments were partially offset by $327.7 million in new secured borrowings which included the issuance of $298.6 million of asset-backed notes in April 2009.

Other liabilities decreased from $173.3 million to $167.8 million as a result of the change in fair value of derivative liabilities which are impacted by fluctuations in forward interest rate curves. The change in fair value includes the consideration of counterparty non-performance risk pursuant to the application SFAS No. 157. The derivative liability increase was partially offset by a decrease in interest payable.

Shareholder’s equity increased from $272.6 million to $314.8 million as a result of net income of $21.8 million and a capital contribution of $20.0 million from Navistar, Inc. The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

Asset Quality

The following table summarizes delinquencies and the Allowance for losses as a percentage of the respective finance receivables, net of unearned income:

	As of
	July 31, 2009	October 31, 2008	Change
Delinquencies
Retail notes & finance leases greater than 60 days	1.5%	0.7%	0.8
Wholesale notes greater than 60 days	0.2%	0.4%	(0.2)
Wholesale accounts greater than 60 days	2.3%	2.0%	0.3

Allowance to finance receivable coverage ratio	1.4%	1.0%	0.4

The following table summarizes charge-offs for the period ended July 31 (dollars in millions):

	2009	2008	Change
Charge-offs
Retail notes & finance leases charge-offs – three months	$5.6	$7.8	$(2.2)
Retail notes & finance leases charge-offs – nine months	16.2	19.0	(2.8)

Retail notes & finance leases charge-offs to liquidations – three months	2.0%	1.8%	0.2
Retail notes & finance leases charge-offs to liquidations – nine months	2.2%	1.5%	0.7

Repossessions for the quarter totaled $16.7 million and retail notes and finance leases charge-offs recognized were $5.6 million.   Impaired receivables increased from $62.6 million to $67.2 million during the quarter which resulted in an increase in specific reserves.  As a result of these trends, we increased our general allowance coverage on the retail notes and finance leases portfolio for the quarter ended July 31, 2009.

The overall allowance to finance receivable coverage ratio was 1.4% and 1.0% as of July 31, 2009 and October 31, 2008, respectively.  The increase in the coverage ratio resulted from an increase in specific loss reserves of $5.4 million, the impact of higher losses in the historical component of the loss allowance calculation and the decline in the finance receivable portfolio balance.

INDEX

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail notes and finance lease originations/purchases were $130.5 million and $446.2 million during the three and nine month periods ended July 31, 2009, respectively.  Net retail notes and finance lease originations/purchases were $192.6 million and $609.1 million during the three and nine month periods ended July 31, 2008, respectively. NFC provided 9.0% and 10.1% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the nine months ended July 31, 2009 and 2008, respectively.  NFC experienced a decrease in market share as a result of proportionately lower sales from Navistar, Inc. to customers normally requiring or seeking financing from NFC.

NFC provided 96.8% and 97.9% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers for the rolling twelve month periods ended July 31, 2009 and 2008, respectively. Wholesale note originations were $692.0 million and $2.2 billion for the three and nine month periods ended July 31, 2009, respectively. Wholesale note originations were $842.7 million and $2.5 billion for the three and nine month periods ended July 31, 2008, respectively.

Serviced wholesale notes balances, including portion from affiliates, were $783.7 million and $990.8 million as of July 31, 2009 and October 31, 2008, respectively. The decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.

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

Funding Facilities

NFC finances receivables through NFRRC, Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), TRIP and International Truck Leasing Corporation (“ITLC”), all special purpose, wholly-owned subsidiaries of NFC.  We provide limited recourse for all subordinated receivables.  The recourse is limited to our retained interest and relates to credit risk only.

We securitized $343.3 million of retail notes through NFRRC and issued secured borrowings of $298.6 million during the nine months ended July 31, 2009. We securitized $1.1 billion of retail notes and issued secured borrowings of $1.0 billion during the nine months ended July 31, 2008.  Generally, NFC enters into interest rate swap agreements in connection with a sale of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust held $668.3 million of wholesale notes and $61.1 million of marketable securities as of July 31, 2009, and $818.6 million and $95.3 million of marketable securities as of October 31, 2008.  As discussed in Note 12, Securitization Transactions, a portion of the wholesale trust is funded by a $650.0 million bank conduit which was renewed on August 25, 2009, and now expires in August 2010. The renewal contains higher over-collateralization requirements which will have an adverse impact on Securitization income in future periods.

Effective July 31, 2009, the TRAC facility was amended to allow NFC more flexibility with regard to pricing on certain retail accounts and extended to November 9, 2009. TRAC obtains financing for its retail accounts with a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts, at the lenders’ cost of funds plus a spread. As a result of the amendment, the spread was increased 100 basis points. The utilized portion of the TRAC funding facility was $25.0 million and $47.5 million as of July 31, 2009, and October 31, 2008, respectively.  TRAC held a retained interest in the facility of $106.0 million as of July 31, 2009, and $90.0 million as of October 31, 2008. Customer concentration limits prevented full utilization of the facility.

INDEX

NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP therefore TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of July 31, 2009 and October 31, 2008 NFC had $224.3 million and $242.5 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $326.7 million and $298.8 million of marketable securities as of July 31, 2009 and October 31, 2008, respectively.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  For the nine month periods ended July 31, 2009 and 2008, ITLC received proceeds of $29.1 million and $33.3 million, respectively,  in the form of on-balance sheet collateralized borrowings. As of July 31, 2009, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $127.7 million as compared to $130.4 million on October 31, 2008.

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

The bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, an unamortized term loan balance of $599.0 million and a revolving bank loan of $800.0 million.   The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries. The Agreement matures in July 2010 and the Company is executing its plan to refinance the debt by calendar year end.

Availability under the revolver portion of the Agreement was as follows (in millions):

	July 31, 2009	October 31, 2008
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(409.5)	(454.0)
Mexican sub-revolver loan utilized	(29.0)	(100.0)
Total availability	$361.5	$246.0

Other Considerations

The uncertainty and market volatility in capital and credit markets has stabilized recently.  During the first half of our fiscal year market volatility produced downward pressure on credit availability for most issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy of NFC has been adversely affected by stress in the credit markets caused by a lack of liquidity and increased capital reserve requirements.

The asset backed securitization market used by NFC and its lending conduit banks continues to be adversely affected by a relatively tight credit environment, however, improvement has been seen in recent months. Substantial increases in credit spreads were seen at all credit rating levels. Even high quality and highly rated issuers saw their previous rates increase significantly. The recent launch of the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) has however added some stability to the securitization market. Pricing has improved, although it remains higher than historical norms. On April 30, 2009, NFC issued $298.6  million of asset-backed notes into a bank-sponsored, multi-seller conduit facility. This was our first retail securitization transaction completed in fiscal 2009. This issuance of asset-backed notes and credit rating thereon, demonstrates our ability to access credit markets in the current environment. The market for wholesale floorplan securitizations has been more volatile than for retail loans. The renewal of the VFC in August 2009 contains increased over-collateralization requirements which reduce total expected future cash flows. Given present market conditions, we do not expect a near-term reduction in our borrowing costs.

INDEX

Credit Ratings

NFC’s credit ratings as of July 31, 2009, were as follows:
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

These unobservable inputs are based on management’s judgment which are subject to change and may diverge materially from the amounts we realize on settlement or maturity. The amount of assets and liabilities measured at fair value using Level 3 inputs as a percentage of the total assets and liabilities measured at fair value as of July 31, 2009, were 98.5% and 47.7%, respectively.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of July 31, 2009 and October 31, 2008, the estimated fair value of the net assets would decrease by approximately $33.4 million and $38.7 million, respectively.  NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.  The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, management concluded that the Company’s internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2009, the Company’s disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II

Item 6.  Exhibits

Any exhibits filed herewith are listed in the accompanying index.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: September 9, 2009	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX

10
Material Contracts (incorporated by reference):

10.1  Treasurer’s Agreement Number 1, dated January 30, 2009, between Navistar Financial Corporation and Navistar, Inc. An amendment to the Amended and Restated Master Intercompany Agreement dated April 1, 2007. Filed as Exhibit 10.1 to NFC’s Form 8-K on August 6, 2009. Commission file No. 001-04146.

10.2  Treasurer’s Agreement Number 2, dated July 31, 2009, between Navistar Financial Corporation and Navistar, Inc. An amendment to the Amended and Restated Master Intercompany Agreement dated April 1, 2007. Filed as Exhibit 10.2 to NFC’s Form 8-K on August 6, 2009. Commission file No. 001-04146.

10.3  Amendment No. 2 to Receivables Sale Agreement, dated July 31, 2009, between Truck Retail Accounts Corporation and Navistar Financial Corporation. Filed as Exhibit 10.3 to NFC’s Form 8-K on August 6, 2009. Commission file No. 001-04146.

10.4  Amendment No. 10 to Receivables Purchase Agreement, dated July 31, 2009, among Truck Retail Accounts Corporation, Navistar Financial Corporation, JS Siloed Trust and JPMorgan Chase Bank, N.A., successor by merger to Bank One, N.A. Filed as Exhibit 10.4 to NFC’s Form 8-K on August 6, 2009.
Commission file No. 001-04146.

10.5  Amendment No. 4, dated August 25, 2009, to the Series 2000-VFC Supplement to the Pooling and Servicing Agreement, dated January 28, 2000, among Navistar Financial Securities Corporation, as Seller, Navistar Financial Corporation, as Servicer, and The Bank of New York Mellon, a New York banking corporation, as Master Trust Trustee. Filed as Exhibit 10.1 to NFC’s Form 8-K on August 26, 2009. Commission file No. 001-04146.

10.6  Amendment and Extension to Amended and Restated Certificate Purchase Agreement, dated August 25, 2009, among Navistar Financial Securities Corporation, Navistar Financial Corporation, Kitty Hawk Funding Corporation, as a Conduit Purchaser, Liberty Street Funding LLC (f/k/a Liberty Street Funding Corp.), as a Conduit Purchaser, The Bank of Nova Scotia, as a Managing Agent and a Committed Purchaser, and Bank of America, National Association, as a Managing Agent, the Administrative Agent and a Committed Purchaser. Filed as Exhibit 10.2 to NFC’s Form 8-K on August 26, 2009. Commission file No. 001-04146.

31	Rule 13a-14(a) and 15d-14(a) Certifications: 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certification: CEO and CFO Certification Pursuant to of Chapter 1350 of Chapter 63 of Title 18 of the United States Code