Form 10-K
period 2009-10-31
NAVISTAR FINANCIAL CORP
filed 2009-12-21
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [  ]                                           Accelerated filer [  ]                                           Non-accelerated filer [X]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]No [X]

As of November 30, 2009, the number of shares outstanding of the registrant's common stock was 1,600,000.

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

Market Conditions

The U.S. and global economies have recently undergone a period of economic uncertainty, and the related financial markets experienced unprecedented volatility. This market volatility produced downward pressure on credit availability for certain issuers without regard to those issuers’ underlying financial strength and resulted in increased borrowings costs.  The funding strategy and liquidity position of NFC has been adversely affected by the stress in the credit markets that began in mid-2007 and reached unprecedented levels during the first half of fiscal 2009.

INDEX

The asset backed securitization market used by NFC and its lending conduit banks was adversely affected by substantial credit tightening: access to capital, securitization markets and other forms of financing were constricted. Even though the volatility has stabilized in the second half of fiscal 2009, due in part to the launch of the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”), increases in credit spreads and borrowing rates are seen at all credit rating levels.  As a result, our future borrowings will be more costly than in the past. Our recent securitizations are priced higher than in the past but consistent with market pricing for similar rated securitizations. The market for wholesale floorplan securitizations has experienced similar increases in pricing. There can be no assurance that the recent stabilization seen in our credit markets will continue. If market volatility and disruption reoccur, these conditions could adversely affect our results of operations, financial condition and liquidity.

In addition, volatility in market interest rates may cause material fluctuations in the fair value of our derivatives associated with secured borrowings and our retained interest in off-balance sheet securitizations. These fair value fluctuations could have an adverse impact on NFC’s results of operations, financial condition and liquidity.

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

Pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows

Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 15, Legal Proceedings, to the accompanying consolidated financial statements.

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

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our 2004 restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005. We were subsequently informed by the SEC that it was expanding the 2004 investigation to include the 2005 restatement.  Our 2005 Annual Report on Form 10-K, which included the restated financial statements, was filed in December 2007. We have been providing information to and are fully cooperating with the SEC in its investigation.

NIC is party to an offer of settlement made to the investigative staff of the SEC. The investigative staff has decided to recommend this offer of settlement to the SEC. As a result of the proposed settlement, without admitting or denying wrongdoing, NIC would consent to the entry of an administrative settlement and would not pay a civil penalty. This proposed settlement is subject to mutual agreement on the specific language of the orders and to final approval by the SEC. Our understanding is that the proposed settlement would conclude the SEC’s investigation of NIC and NFC with respect to the 2004 and 2005 restatements. We cannot provide assurance that the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be.

Item 4.              Submission of Matters to a Vote of Security Holders

Intentionally omitted.  See the index page of this report for an explanation.

INDEX

PART II

Item 5.              Market for the Registrant’s Common Equity and Related Stockholder Matters

As of October 31, 2009, Navistar, Inc. owned all shares of our issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights. We did not pay dividends to Navistar, Inc. in fiscal 2009, however, we paid dividends of $14.8 million and $400.0 million in fiscal 2008 and 2007, respectively. Navistar, Inc. made capital contributions of $20.0 million and $60.0 million to NFC in fiscal 2009 and 2008, respectively, and none in fiscal 2007.

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

We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not derive revenues from any single customer that represents 10% or more of our total revenues.

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

During fiscal year 2009, the traditional truck industry continued to be under pressure from credit tightening and the general economic downturn. Credit spreads, which generally represent the default risk component above the base interest rate that a lender charges its customer, remain at historically high levels but are currently lower than the unprecedented levels seen at the end of 2008 and beginning of 2009. The increase in credit spreads has been partially offset by lower base interest rates. The value of our lease and loan portfolio, the underlying collateral and our ability to generate new business at competitive rates depend substantially on the economic condition of the trucking industry. There was decreased demand for vehicles, impaired asset values and less competitive interest and lease rates. These conditions have negatively impacted unit sales volumes for Navistar, Inc. Both retail and wholesale portfolio balances reflect the decline in the traditional truck industry volume.  With the decline in the truck market, the retail portfolio is liquidating faster than new acquisitions are being financed. Navistar, Inc. expects a slight recovery in traditional truck industry retail deliveries in 2010. On the wholesale side, dealers delayed the purchase of new trucks, particularly in the first half of fiscal 2009, until the credit markets stabilized. NFC’s ability to raise rates has not been enough to counterbalance the entire impact of the lower financing volume. In 2010, credit spreads are expected to decrease slightly from year end 2009 levels but remain higher than historical norms. NFC’s borrowing costs on recent securitizations have increased dramatically and a large portion of the increase has been passed on to Navistar, Inc. in the form of higher finance rates. Dealer wholesale finance rates have also been increased. If borrowing costs on future funding facilities continue to increase, NFC will likely raise its finance rates to Navistar, Inc. and other customers.

INDEX

Revenues have been declining reflecting lower financing volume as a direct result of lower Navistar, Inc. vehicle sales. Our Cost of borrowing declined substantially reflecting the impact of a lower base interest rate environment and lower average outstanding debt balances during 2009. However, since lower interest rates reduce the net fair value of our interest rate swaps, we continue to recognize expense relating to these derivatives. NFC uses interest rate swaps as economic hedges on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, thus the fair value adjustment is a period cost which can swing dramatically when fluctuations in forward interest rates occur. Securitization income has increased as a result of the market stabilization which has reduced credit spreads from peak levels seen at the beginning of 2009, allowing us to reduce the discount rates used to value our retained interests, and the increase in margin which increases the cash flows used to compute the fair value of our retained interests in sold receivables. Additionally, our Provision for credit losses has decreased as a result of reduced credit losses driven primarily by the decline in portfolio balances. This was partially offset by an increase in specific reserves. We expect credit loss rates to continue to decline into fiscal 2010.

Consolidated Comparison of Business Results

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the comparative fiscal years ended October 31, 2009 and 2008 (dollars in millions):

	2009	2008	Change	% Change
Revenues
Financing revenue	$209.8	$263.3	$(53.5)	(20.3)
Securitization income	40.5	12.2	28.3	232.0
Operating leases and other revenue	28.8	49.1	(20.3)	(41.3)
Total revenues	279.1	324.6	(45.5)	(14.0)

Expenses
Cost of borrowing	83.0	199.1	(116.1)	(58.3)
Credit, collections and administrative	57.4	56.9	0.5	0.9
Provision for credit losses	29.7	32.2	(2.5)	(7.8)
Depreciation on operating leases	16.3	17.0	(0.7)	(4.1)
Derivative expense	40.6	55.0	(14.4)	(26.2)
Other expenses	5.5	9.2	(3.7)	(40.2)
Total expenses	232.5	369.4	(136.9)	(37.1)

Income (loss) before taxes	46.6	(44.8)	91.4	N.M.
Income tax expense (benefit)	17.9	(14.1)	32.0	N.M.
Net income	$28.7	$(30.7)	$59.4	N.M.

Percentage changes deemed to be not meaningful are designated N.M.

Financing revenue is comprised of interest revenue from the following interest earning assets (dollars in millions):

	2009	2008	Change	% Change

Retail notes and finance leases	$174.8	$221.4	$(46.6)	(21.0)
Wholesale notes	13.7	15.9	(2.2)	(13.8)
Retail and wholesale accounts	21.3	26.0	(4.7)	(18.1)
Total financing revenue	$209.8	$263.3	$(53.5)	(20.3)

The year ended October 31, 2009 compared to the year ended October 31, 2008

Financing revenue decreased as a result of a decrease in the average finance receivable portfolio balance from $3.4 billion to $2.9 billion, as originations decreased on declining industry demand for vehicles. The average interest rates of the finance receivable portfolio were 7.3% and 7.7% for 2009 and 2008, respectively.

INDEX

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $19.6 million to $28.8 million primarily resulting from the effect of new pricing programs and lower lender interest rates. The increase in excess spread was partially offset by the effects of a lower sold portfolio level. Income on sales of receivables net of fair value adjustments improved from a loss of $22.5 million to a gain of $2.1 million as a result of increased pricing to dealers, a reduction in discount rates used to value retained interests and decreased borrowing costs which increased the fair value of the interest only strip, as well as pay downs on the debt in the wholesale trust which reduces the amount of required seller’s interest. Servicing fees declined primarily as a result of the decrease in the average balances of sold facilities and investment income decreased as a result of lower interest rates on restricted cash accounts established as additional collateral for our sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues decreased from $49.1 million to $28.8 million primarily as a result of lower interest rates on restricted cash accounts established as additional collateral for our secured borrowings.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $199.1 million to $83.0 million as a result of lower average debt balances and lower borrowing rates. Our average interest rates on Senior and secured borrowings were 2.1% and 4.7% for the respective periods in 2009 and 2008 driven by lower LIBOR rates, partially offset by a higher credit spread on the retail securitization completed in 2009.  The average outstanding debt balance decreased from $4.0 billion to $3.4 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  The net increase of $0.5 million resulted from an increase of $2.3 million relating to separation costs, $1.7 million relating to depreciation expense on capitalized costs of the recently implemented enhancements to our information systems, and $0.4 million relating to increases in wages, benefits and other administrative costs. The 2008 period included $3.9 million of costs related to the relocation of NFC’s regional offices to Schaumburg.

Provision for credit losses on receivables decreased from $32.2 million to $29.7 million as a result of the slight decrease in charge-offs driven primarily by the decrease in the average finance receivable portfolio balance. The decrease was partially offset by the effect of an increase in our allowance to finance receivables coverage ratio during the year from 1.0% to 1.4%, attributable to an increase in specific loss reserves and the impact of higher losses in the historical component of the loss allowance calculation.

Depreciation on operating leases decreased from $17.0 million to $16.3 million reflecting a slightly lower investment in equipment under operating leases.  The average investment in operating leases decreased from $121.8 million to $119.6 million.

Derivative expense decreased from $55.0 million to $40.6 million as a result of fluctuations in forward interest rate curves and the regular amortization of notional amounts.  In addition, the expense decreased by $2.2 million as a result of including non-performance risk in the fair value calculation of our derivatives pursuant to the adoption of new accounting guidance.

Other expenses decreased from $9.2 million to $5.5 million primarily as a result of a decrease in impairment losses and losses on the sale of vehicle inventory of $3.3 million.  These losses reflect lower values of certain used truck models which are sensitive to the adverse economic environment.

Income tax expense (benefit) includes federal, state and foreign taxes.  Our income tax expense changed from a benefit of $14.1 million to an expense of $17.9 million primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.

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

The year ended October 31, 2008 compared to the year ended October 31, 2007

Financing revenue was lower as a result of the decrease in the average finance receivable portfolio balance from $3.9 billion to $3.4 billion, as originations decreased resulting from declines in industry demand from both the wholesale and retail sides of the business. The average interest rates of the finance receivable portfolio were 7.7% and 8.3% for 2008 and 2007, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income decreased by $33.9 million, as a result of a decrease in the average sold portfolio as well as margin compression relating to interest rate changes and the continued challenging credit markets. Losses on sales of receivables net of fair value adjustments increased from $4.7 million to $22.5 million as the discount rates used to value those retained interests increased as a result of disruption in the credit markets. Servicing fees and investment income also declined as a result of the decrease in the average sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases and interest earned on cash accounts. Operating leases revenue decreased from $55.0 million to $49.1 million reflecting the decline in originations of operating leases and a lower investment in equipment under operating leases. Additionally, interest earned on restricted cash accounts established as additional collateral for our secured borrowings decreased as rates declined, even though average invested cash levels increased.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $248.2 million to $199.1 million as a result of lower average debt balances and lower borrowing rates.   Our average interest rates on Senior and secured borrowings were 4.7% and 5.3% for the respective periods in 2008 and 2007 driven by lower LIBOR rates.  The average outstanding debt balance decreased from $4.5 billion to $4.0 billion, reflecting lower funding needs resulting from lower origination volume.

INDEX

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  Such costs increased $3.9 million as a result of the relocation of the regional offices to Schaumburg. Additionally, consultant fees relating to accounting and information systems support increased $2.7 million.

Provision for credit losses on receivables increased from $19.6 million to $32.2 million reflecting economic deterioration in the marketplace as delinquencies, impaired receivables, specific reserves for high-risk accounts and charge-offs increased. This was partially offset by the impact of a lower total balance of retail notes and finance leases. As a result of these factors, our allowance to finance receivables coverage ratio increased from 0.7% to 1.0%.

Depreciation on operating leases decreased from $18.5 million to $17.0 million reflecting the continued decline in originations of operating leases and lower investment in equipment under operating leases.  The investment in operating leases decreased from $124.2 million in 2007 to $119.5 million in 2008.

Derivative expense increased from $8.9 million to $55.0 million as a result of the decline in fair value of our interest rate swaps as forward interest rate curves decreased, periodic settlement payments increased, and additional swaps related to new securitizations were entered into. The swaps are used as an economic hedge on the future cash flows of our secured borrowings. The decrease in the forward interest rates curves created an increase in both the current and future monthly swap settlements resulting in the increase in derivative expense. Additionally, within the current credit market environment, new retail secured borrowings were closed at higher spreads. These higher spreads coupled with declining interest rates also contributed to the increase. These swaps do not qualify for hedge accounting under ASC Topic 815, thus the fair value adjustment is a period cost.

Other expenses increased from $2.2 million to $9.2 million primarily as a result of repossessed and residual inventory write-downs and losses.  The write-downs reflect lower values of certain used truck models which are sensitive to the deteriorating economic environment.

Income tax (benefit) expense includes federal, state and foreign taxes.  Our income tax decreased from an expense of $38.1 million to a benefit of $14.1 million primarily as a result of moving from a profitable pre-tax position to a pre-tax loss position.

Financial Condition (in millions):
	As of
	October 31, 2009	October 31, 2008	Change	% Change
Cash and cash equivalents	$16.1	$34.4	$(18.3)	(53.2)
Finance receivables, net	2,660.3	3,090.2	(429.9)	(13.9)
Amounts due from sales of receivables	291.5	229.6	61.9	27.0
Net accounts due from affiliates	-	17.5	(17.5)	N.M
Net investment in operating leases	79.5	72.9	6.6	9.1
Vehicle inventory	26.5	42.0	(15.5)	(36.9)
Restricted cash and cash equivalents	421.8	515.4	(93.6)	(18.2)
Other assets	107.7	123.0	(15.3)	(12.4)
Total assets	$3,603.4	$4,125.0	$(521.6)	(12.6)

Senior and secured borrowings	$3,093.6	$3,679.1	(585.5)	(15.9)
Net accounts due to affiliates	31.2	-	31.2	N.M
Other liabilities	166.4	173.3	$(6.9)	(4.0)
Total liabilities	3,291.2	3,852.4	(561.2)	(14.6)

Total shareowner’s equity	312.2	272.6	39.6	14.5

Total liabilities and shareowner’s equity	$3,603.4	$4,125.0	$(521.6)	(12.6)

INDEX

Balances as of October 31, 2009 compared to balances as of October 31, 2008

Finance receivables, net decreased $429.9 million to a balance of $2.7 billion as of October 31, 2009.  Of the $429.9 million decrease, retail notes and finance leases, net of unearned income decreased $514.0 million which was the result of fewer acquisitions combined with customer payments. Accounts increased by $96.4 million primarily relating to Ford business which is expected to terminate during the first fiscal quarter of 2010. Wholesale notes increased $49.9 million as a result of relatively high acquisitions during October 2009.  Finance receivables from affiliates decreased $58.0 million as a result of Dealcor’s effort to reduce inventories.  Allowance for losses increased $4.2 million primarily as a result of an increase in specific loss reserves and the impact of higher losses in the historical component of the loss allowance calculation which was offset by the decline in the finance receivable portfolio balance.

Amounts due from the sale of receivables increased from $229.6 million to $291.5 million primarily as a result of a $52.3 million increase in retained interests in sold wholesale notes caused by higher over-collateralization requirements in the amended VFC facility. In addition, TRAC retained interest increased by $9.6 million as concentration limits reduced the facility utilization level.

Vehicle inventory decreased from $42.0 million to $26.5 million as a result of impairment losses of $13.1 million of which Navistar Inc. recognized $9.2 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations for the period.

Restricted cash and cash equivalents decreased from $515.4 million to $421.8 million as a result of $70.7 million in lower collateral account balances in Navistar Financial Retail Receivables Corporation (“NFRRC”) attributable to the lower outstanding portfolio level. In addition, cash collateral in Truck Retail Instalment Paper Corporation (“TRIP”) was lower by $23.2 million as finance receivable levels increased. The TRIP facility is required to maintain a combined balance of $500.0 million of finance receivables and cash equivalents as collateral.

Other assets decreased from $123.0 million to $107.7 million as a result of the amortization of debt issuance costs, prepaid expenses and other capitalized assets, as well as the effect of monthly settlement payments and changes in fair value on derivative assets.

Senior and secured borrowings decreased from $3.7 billion to $3.1 billion primarily as a result of $1.1 billion of payments on secured borrowings.  The payments were partially offset by $348.1 million in new secured borrowings which included the issuance of $298.6 million of asset-backed notes in April 2009.

Other liabilities decreased from $173.3 million to $166.4 million primarily as a result of the monthly settlement payments and changes in fair value on derivative liabilities of $17.7 million, and a decrease in accrued interest of $5.9 million. These decreases were partially offset by increases in postretirement benefit liabilities of $14.7 million and other accrued expenses of $2.0 million.

Shareholder’s equity increased from $272.6 million to $312.2 million as a result of net income of $28.7 million and a capital contribution of $20.0 million from Navistar, Inc. The capital contribution was a direct result of the commitment by Navistar, Inc. to ensure our Fixed Charge Coverage Ratio is at least 125% on a rolling four quarter basis.

INDEX

Asset Quality

The following table summarizes delinquencies and charge-offs:

	As of October 31,
	2009	2008	Change

Delinquencies
Retail notes & finance leases greater than 60 days.	0.7%	0.7%	0.0%
Wholesale notes greater than 60 days	0.1%	0.4%	(0.3%)
Wholesale accounts greater than 60 days	0.9%	2.0%	(1.1%)

Allowance to finance receivable coverage ratio	1.4%	1.0%	0.4%

Millions of dollars	Years Ended October 31,
	2009	2008	2007
Charge-offs
Retail notes & finance leases charge-offs	$25.5	$25.4	$9.9

Wholesale notes charge-offs	1.1	1.8	1.0

Wholesale accounts charge-offs	-	0.5	-

Retail notes & finance leases charge-offs to liquidations	2.3%	1.9%	1.0%

Wholesale notes charge-offs to liquidations	-	0.1%	-

Retail notes and finance leases delinquencies greater than 60 days have returned to prior year levels after increased levels during most of the year attributed to the general economic downturn. Repossessions decreased from $121.3 million in 2008 to $59.7 million in 2009 reflecting the lower receivable portfolio level and recent improvement in delinquencies.

The overall allowance to finance receivable coverage ratio increased as a result of an increase in specific loss reserves of $5.7 million, the impact of higher losses in the historical component of the loss allowance calculation and the decline in the finance receivable portfolio balance. Impaired receivables increased by $5.2 million during the year to $64.8 million.

The allocation of the Allowance for losses by receivable type is as follows at October 31 (in millions):

	2009	2008
Retail Notes and Finance Leases	$31.8	$27.5
Accounts	0.8	0.9
Total	$32.6	$28.4

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

INDEX

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

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail note and finance lease originations/purchases were $585.6 million and $868.7 million for the years ended October 31, 2009 and October 31, 2008, respectively.  NFC provided 8.6% and 11.0% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the fiscal years ended October 31, 2009, and 2008, respectively.  NFC experienced a decrease in market share as a result of additional sales from Navistar, Inc. to customers that NFC does not traditionally finance, such as large rental companies.

NFC provided 95.8% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers in fiscal 2009, 96.2% in 2008, and 93.5% in 2007. Wholesale note originations were $3.2 billion in fiscal 2009, $3.5 billion in fiscal 2008 and $4.0 billion in fiscal 2007.

Serviced wholesale notes balances, including the portion from affiliates, were $964.7 million and $990.8 million as of October 31, 2009 and 2008, respectively. The 2009 decrease reflects Navistar, Inc.’s lower sales to its dealers in the United States.

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

Credit Ratings

NFC’s credit ratings as of October 31, 2009, were as follows:
	Fitch	Standard and Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of October 20, 2009	Negative	Negative

During August 2009 and May 2008, Standard and Poor’s and Fitch, respectively, removed both NIC and NFC from the credit watch with negative implications while outlook remains Negative.

INDEX

Funding Trends

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

The asset backed securitization market used by NFC and its lending conduit banks continues to be adversely affected by a relatively tight credit environment, however, improvement has been seen in recent months. Substantial increases in credit spreads were seen at all credit rating levels. Even high quality and highly rated issuers saw their previous rates increase significantly. The recent launch of TALF has however added some stability to the securitization market. Pricing has improved, although it remains higher than historical norms. On April 30, 2009, NFC issued $298.6  million of asset-backed notes into a bank-sponsored, multi-seller conduit facility. This was our only retail securitization transaction completed in fiscal 2009. This issuance of asset-backed notes and credit rating thereon, demonstrates our ability to access credit markets in the current environment. The market for wholesale floorplan securitizations has been more volatile than for retail loans. The renewal of the VFC in August 2009 contains increased over-collateralization requirements which reduce total expected future cash flows. Given present market conditions, we expect a near-term increase in our borrowing costs relating to new funding facilities since market credit spreads are higher than those of our existing debt. Our ability to obtain financing at competitive rates depends substantially on the funding opportunities available.

On November 10, 2009, NFC completed the sale of $350.0 million of three-year asset-backed securities within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program.

On December 16, 2009, our bank credit facility was refinanced for $815.0 million due in 2012. The refinancing contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC issued secured borrowings of $304.2 million secured by retail notes and leases.

In addition, we have engaged in discussions with multiple parties regarding a strategic alliance that would ensure funding and liquidity, reduce the need for capital, lower our funding costs, expand financing options available to Navistar, Inc. customers and reduce overall leverage. If completed, we believe it may not be necessary to refinance our TRIP revolving retail warehouse facility that is currently scheduled to mature in June 2010.

Guarantees

NFC periodically guarantees the outstanding debt of NIC's Mexican finance subsidiary, Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”).  The guarantees allow for diversification of funding sources for the affiliate.  As of October 31, 2009, we had numerous guarantees related to NFM and our maximum exposure under these guarantees is the total amount of debt outstanding of $199.5 million. We have not recorded any liability related to these guarantees.

Contractual Obligations

The following table provides aggregate information about outstanding contractual obligations and other long-term liabilities as of October 31, 2009, presented reflecting the impact of the subsequent refinancing of our bank facility in December 2009. Secured borrowings are payable solely out of collections on the securitized receivables transferred to those entities.  The asset backed debt is the legal obligation of the consolidated subsidiary whereby there is no recourse to NFC (in millions):

Due in Fiscal	2010	2011-2012	2013-2014	After 2014	Total
Senior borrowings (1)	$651.4	$7.3	$884.3	$224.9	$1,767.9
Secured borrowings(1)	40.8	228.2	503.2	553.5	1,325.7
Operating leases	1.7	2.8	2.5	1.5	8.5
Interest (2)	78.8	154.7	61.0	38.9	333.4
Total	$772.7	$393.0	$1,451.0	$818.8	$3,435.5
(1) Principal only
(2)  Amounts represent estimated contractual interest payments on outstanding debt.  Rates in effect as of October 31, 2009, are used for variable rate debt.

INDEX

Funding Facilities

We finance receivables through securitizations utilizing the asset-backed public market and private placement sales. NFC, through these securitizations, despite a rising rate market, has been able to fund its operating needs at rates which are more economical than those available to NFC in the public unsecured bond market. We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC transfers a pool of finance receivables to a bankruptcy remote, special purpose entity (“SPE”).  The SPE then transfers the receivables to a special purpose entity, generally a trust, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. The securities issued by the trust are secured by future collections on the receivables transferred to the trust. These transactions are structured as sales from a legal standpoint but are subject to the provisions of ASC Topic 860, Transfers and Servicing, as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the assets being financed.   Navistar Financial Securities Corporation (“NFSC”) finances wholesale notes, NFRRC finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation (“TRAC”) finances retail accounts.  NFC uses Truck Retail Instalment Paper Corporation (“TRIP”) to temporarily fund retail notes and retail finance leases.

We securitized $343.3 million of retail notes through NFRRC and issued secured borrowings of $298.6 million during the year ended October 31, 2009.  We securitized $1.2 billion of retail notes through NFRRC and issued secured borrowings of $1.0 billion during the year ended October 31, 2008. On November 16, 2009, NFC exercised its right to pay off retail securitization debt of $66.9 million in advance of final maturity. Generally, NFC enters into interest rate swap agreements in connection with a securitization of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009, and $818.6 million of wholesale notes and $95.3 million of cash equivalents as of October 31, 2008.  As discussed in Note 13, Securitization Transactions, a portion of the wholesale trust is funded by a $650.0 million bank conduit facility which was renewed on August 25, 2009. The renewal contains higher over-collateralization requirements which have had an adverse impact on Securitization income.

Components of available wholesale note trust funding certificates as of October 31 were as follows (in millions):

	Maturity	2009	2008
Investor certificate	February 2010	$212.0	$212.0
Variable funding certificate	August 2010	650.0	800.0
	Total	$862.0	$1,012.0

The utilized portion of the variable funding certificate (“VFC”) was $350.0 million and $550.0 million as of October 31, 2009 and 2008, respectively.   The VFC facility was reduced to $500.0 million subsequent to October 31, 2009 in conjunction with the sale of the $350.0 million of three-year asset-backed securities under the TALF program. NFSC held a retained interest in the facility of $191.9 million as of October 31, 2009 and $139.6 million as of October 31, 2008.

TRAC obtains financing for its retail accounts through a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. In July 2009, the facility was amended to allow NFC more flexibility with regard to pricing on certain retail accounts and has been extended to October 29, 2010. As a result of the amendment, the spread over lenders’ cost of funds was increased from 200 basis points to 300 basis points.  The utilized portion of the TRAC funding facility was $7.7 million and $47.5 million as of October 31, 2009, and 2008, respectively. TRAC held a retained interest in the facility of $99.6 million as of October 31, 2009, and $90.0 million as of October 31, 2008.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500.0 million revolving facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of October 31, 2009 and 2008, respectively NFC had $301.1 million and $242.5 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $275.5 million and $298.8 million of cash equivalents as of October 31, 2009 and 2008, respectively.

INDEX

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  During fiscal 2009, ITLC received proceeds of $40.2 million in the form of on-balance sheet collateralized borrowings.  During fiscal 2008, ITLC received proceeds of $54.0 million in the form of on-balance sheet collateralized borrowings. As of October 31, 2009, the balance of ITLC’s collateralized borrowings secured by operating and finance leases was $125.0 million as compared to $130.4 million on October 31, 2008.

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

As of October 31, the availability under the revolver portion of the Agreement was as follows (in millions):

	2009	2008
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(670.5)	(454.0)
Mexican sub-revolver loan utilized	(14.0)	(100.0)
Total availability	$115.5	$246.0

Navistar, Inc. made capital contributions of $20.0 million and $60.0 million to NFC during fiscal 2009 and 2008, respectively, to ensure compliance with the 125% Fixed Charge Coverage Ratio requirement under the Agreement.  We expect that Navistar, Inc. will be able to make any capital contributions that may be necessary in fiscal 2010.

On March 28, 2007, NFC entered into a First Amendment to the Agreement increasing the term loan component from $400.0 million to $620.0 million.  In December 2009, NFC refinanced the remaining term loan principal outstanding balance of $597.4 million as of October 31, 2009, originally scheduled to be paid in July 2010.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepared our consolidated financial statements.  Our significant accounting policies are discussed in Note 1, Summary of Accounting Policies, to our accompanying consolidated financial statements. We believe that the following policies are the most critical in fully understanding and evaluating our reported results as they require us to make difficult, subjective and complex judgments.  In determining whether an estimate is critical we consider if:

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

INDEX

Allowance for losses

The Allowance for losses for finance receivables is established through a charge to the Provision for credit losses.  The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible.  Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible. NFC’s estimate of the required allowance is based upon three factors:  a historical component based upon a weighted average of actual loss experience from the most recent three years, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters.  In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. The actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of 10 basis points to the historical loss rate component used in calculating the allowance for losses, the required allowance, as of October 31, 2009, would increase from $32.6 million to $34.7 million and decrease to $30.5 million, respectively.

Amounts due from sales of receivables (including fair value calculation)

Some of our securitization transactions qualify as sales under ASC Topic 860. Gains or losses on sales of receivables are credited or charged to securitization income in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value. The accretion of the discount related to the retained interests is recognized on an effective yield basis. We estimate i) the payment speed for the receivables sold, ii) the discount rate used to determine the present value of future cash flows, and iii) the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates are made for each securitization transaction which are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors.  These assumptions also impact the estimate of the fair value of the retained interests which is calculated monthly with changes in fair value included in the consolidated statements of operations. The primary assumption used to estimate retained interests in sold receivables is the discount rate. An immediate adverse change in the discount rate used to estimate retained interests of 10.0% as of October 31, 2009, would result in a decrease in pre-tax income of $2.4 million for the year ended October 31, 2009. See Note 14, Fair Value Measurements, under Notes to Consolidated Financial Statements for information on unobservable inputs used to determine fair value.

Derivative financial instruments

NFC manages its exposure to fluctuating interest rates on retail securitizations by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps. Our fair value calculations require us to apply judgments using expected future settlements together with forward interest rate curves, then recording assets and liabilities using a mark to market fair value approach where unrealized gains and losses are recorded as a period cost. Our estimated fair values impact the timing and amount of Derivative expense. An adverse parallel shift of 25 and 50 basis points in the forward interest rate curve as of October 31, 2009 would result in a cumulative decrease in pre-tax income of $2.5 million and $5.0 million, respectively. See Note 14, Fair Value Measurements, under Notes to Consolidated Financial Statements for information on unobservable inputs used to determine fair value.

INDEX

Vehicle inventory

We review the carrying value of our vehicles periodically to determine that recorded amounts are appropriate and the vehicles have not been impaired. If the carrying value of the vehicles is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the vehicles exceeds its fair value, net of remarketing costs. Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values.  Vehicles could become impaired in the future or require additional charges as a result of cost and availability of financing, new vehicle pricing, physical condition of an asset, laws and regulations, or changes in the business environment. Our estimated fair values impact the timing and amount of impairment expense. An adverse change in the aggregate estimated fair value of vehicles of 5.0% as of October 31, 2009 would result in a cumulative decrease in pre-tax income of $1.3 million for the year ended October 31, 2009.

Pension and other postretirement benefits

We provide pension and postretirement benefits to a portion of our employees, former employees, and their beneficiaries. Accounting for these benefits requires the use of our estimates and assumptions as well as third party actuarial data. The primary assumptions include factors such as discount rates, healthcare cost trend rate, inflation, expected return on plan assets, retirement rates, mortality rates and other factors. As of October 31, 2009, an increase in the discount rate of 1.0%, assuming inflation remains unchanged, would result in a decrease of $5.9 million in the pension obligations and would result in a decrease of less than $0.1 million in the net periodic benefit cost. A decrease of 1.0% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $6.5 million and a decrease of less than $0.1 million in the net periodic benefit cost.    The calculation of the expected return on plan assets is described in Note 9, Postretirement Benefits, to the accompanying consolidated financial statements. The expected return on assets was 9.0% for 2009, 2008 and 2007. The expected   return  on  assets  is  a  long-term  assumption whose accuracy  can  only  be measured  over a long  time period based upon past experience. We modified our investment policies during the year and have reallocated the related plan assets for the pension plan asset trust.  As a result, we have lowered our expectations for future returns on plans assets from 9.0% to 8.5% as of October 31, 2009.

Income taxes

We account for income taxes using the asset and liability method. Tax laws require certain items to be reported in tax filings at different times than the items are recognized in the consolidated financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred income taxes represent the future consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred income taxes are adjusted for enacted changes in tax laws in the period such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Realization is dependent on generating sufficient future taxable income. Changes in estimates of future taxable income could affect future evaluations.  Income tax (benefit) expense is computed under a tax sharing agreement between us and our parent as if we were a separate taxpayer, as are tax payments and realization of deferred tax assets. The ultimate recovery of certain of our deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered.  A high degree of judgment is required to determine if and the extent that valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2009, and October 31, 2008 aggregating $0.9 million and $1.5 million, respectively, for state deferred tax assets based upon our current assessment of factors described above.

On November 1, 2007 we adopted new accounting guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Guidance is provided on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $3.9 million, resulting in a decrease to retained earnings of $2.5 million.  After adoption, the amount of liability for uncertain tax positions was $7.9 million and $10.3 million at October 31, 2009, and October 31, 2008, respectively. If these unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate.  We recognize interest and penalties related to uncertain tax positions as part of Income tax (benefit) expense. While it is probable that the liability for uncertain tax positions may change during the next 12 months, we do not believe that such change would have a material impact on our financial condition, results of operations, or cash flows.

INDEX

New Accounting Standards

See Note 1 of  Notes to Consolidated Financial Statements

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

NFC measures its interest rate risk by estimating the net amount by which the fair value of all interest rate sensitive assets and liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2009 and 2008, the estimated fair value of the net assets would decrease by approximately $20.3 million and $29.9 million, respectively. NFC’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates. The estimated fair value decrease is not reflective of the impact on our pre-tax earnings, since not all interest rate sensitive assets and liabilities are recorded at fair value.

INDEX

Item 8.  Financial Statements and Supplementary Data

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner
Navistar Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Navistar Financial Corporation and subsidiaries (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareowner’s equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended October 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar Financial Corporation and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
December 21, 2009

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations
	For the years ended October 31,
Millions of dollars	2009	2008	2007
Revenues
Retail notes and finance leases revenue	$174.8	$221.4	$262.4
Operating leases revenue	21.7	22.3	23.9
Wholesale notes interest	13.7	15.9	28.1
Retail and wholesale accounts interest	21.3	26.0	34.7
Securitization income	40.5	12.2	73.2
Other revenues	7.1	26.8	31.1
Total revenues	279.1	324.6	453.4

Expenses
Cost of borrowing:
Interest expense	69.6	186.8	238.0
Other	13.4	12.3	10.2
Credit, collections and administrative	57.4	56.9	50.6
Provision for credit losses	29.7	32.2	19.6
Depreciation on operating leases	16.3	17.0	18.5
Derivative expense	40.6	55.0	8.9
Other expenses	5.5	9.2	2.2
Total expenses	232.5	369.4	348.0

Income (loss) before taxes	46.6	(44.8)	105.4
Income tax expense (benefit)	17.9	(14.1)	38.1
Net income (loss)	$28.7	$(30.7)	$67.3

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income (Loss)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance at October 31, 2006	$1.6	$139.6	$459.8	$(1.7)	$599.3	$86.4
2007 Activity:
Net income	-	-	67.3	-	67.3	67.3
Pension adjustment, (net of tax $0.2)	-	-	-	0.3	0.3	0.3
Impact of accounting for postretirement benefit plans (net of tax $0.6)	-	-	-	1.2	1.2	-
Cash dividend paid to parent company	-	-	(400.0)	-	(400.0)	-
Balance at October 31, 2007	$1.6	$139.6	$127.1	$(0.2)	$268.1	$67.6
2008 Activity:
Net loss	-	-	(30.7)	-	(30.7)	(30.7)
Pension adjustment, (net of tax $4.5)	-	-	-	(7.5)	(7.5)	(7.5)
Impact of accounting for uncertainties for income tax	-	-	(2.5)	-	(2.5)	-
Capital contribution from parent company	-	60.0	-	-	60.0	-
Cash dividend paid to parent company	-	-	(14.8)	-	(14.8)	-
Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6	$(38.2)
2009 Activity:
Net income	-	-	28.7	-	28.7	28.7
Pension adjustment, (net of tax $5.0)	-	-	-	(9.1)	(9.1)	(9.1)
Capital contribution from parent company	-	20.0	-	-	20.0	-
Balance at October 31, 2009	$1.6	$219.6	$107.8	$(16.8)	$312.2	$19.6

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
	As of October 31,
Millions of dollars	2009	2008
ASSETS

Cash and cash equivalents	$16.1	$34.4
Finance receivables, net of unearned income:
Finance receivables	2,538.6	2,906.3
Finance receivables from affiliates	154.3	212.3
Allowance for losses	(32.6)	(28.4)
Finance receivables, net	2,660.3	3,090.2

Amounts due from sales of receivables	291.5	229.6
Net accounts due from affiliates	-	17.5
Net investment in operating leases	79.5	72.9
Vehicle inventory	26.5	42.0
Restricted cash and cash equivalents	421.8	515.4
Other assets	107.7	123.0
Total assets	$3,603.4	$4,125.0

LIABILITIES AND SHAREOWNER’S EQUITY
Net accounts due to affiliates	$31.2	$-
Senior and secured borrowings	3,093.6	3,679.1
Other liabilities	166.4	173.3
Total liabilities	3,291.2	3,852.4

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	199.6
Retained earnings	107.8	79.1
Accumulated other comprehensive loss	(16.8)	(7.7)
Total shareowner’s equity	312.2	272.6
Total liabilities and shareowner’s equity	$3,603.4	$4,125.0

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
	For the years ended October 31
Millions of dollars	2009	2008	2007

Cash flow from operating activities:
Net income (loss)	$28.7	$(30.7)	$67.3
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	48.1	23.8	9.3
Net loss on sale and impairment of equipment under operating leases and vehicle inventory	7.5	9.7	1.5
Depreciation and amortization	27.7	24.8	25.2
Provision for credit losses	29.7	32.2	19.6
Net change in amounts due from sales of receivables	(61.9)	89.5	387.7
Net change in finance receivables - wholesale notes	(49.9)	(12.4)	140.4
Net change in finance receivables from affiliates - wholesale	20.6	(44.8)	37.7
Net change in net accounts due to/from affiliates	48.7	42.6	(41.4)
Net change in other assets and liabilities	(10.3)	(78.6)	7.8
Net cash provided by operating activities	88.9	56.1	655.1

Cash flow from investing activities:
Originations of retail notes and finance leases, includes affiliates	(585.6)	(868.7)	(1,185.6)
Net change in restricted cash and cash equivalents	93.6	(144.9)	280.5
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	1,011.1	1,312.0	1,305.7
Net change in finance receivables from affiliates - accounts	1.8	7.3	(10.4)
Net change in finance receivables - accounts	(96.4)	71.8	(105.6)
Proceeds from sale of vehicle inventory	67.2	92.8	30.1
Purchase of equipment leased to others	(35.0)	(29.3)	(24.3)
Proceeds from sale of equipment under operating leases	3.4	17.7	15.5
Loans to affiliates	-	(20.0)	(110.0)
Loan repayment from affiliates	-	80.0	50.0
Net cash provided by investing activities	460.1	518.7	245.9

Cash flow from financing activities:
Net change in senior bank revolver, net of issuance costs	216.5	35.0	(253.7)
Proceeds from issuance of senior bank term debt, net of issuance costs	-	-	217.2
Principal payments on senior bank term debt	(6.2)	(6.2)	(5.1)
Proceeds from issuance of secured borrowings, net of issuance costs	346.3	1,069.9	887.0
Payments on secured borrowings	(1,143.9)	(1,694.9)	(1,361.4)
Dividends paid to parent company	-	(14.8)	(400.0)
Capital contribution from parent company	20.0	60.0	-
Net cash used in financing activities	(567.3)	(551.0)	(916.0)

Change in cash and cash equivalents	(18.3)	23.8	(15.0)
Cash and cash equivalents, beginning of year	34.4	10.6	25.6
Cash and cash equivalents, end of year	$16.1	$34.4	$10.6

Supplemental cash flow information:
Interest paid	$75.6	$191.6	$237.5
Income taxes paid, net of refunds	0.6	73.0	32.4
Transfers of loans and leases to vehicle inventory	67.3	129.0	49.6

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

We evaluate our performance and allocate resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. We do not derive revenues from any single customer that represents 10% or more of our total revenues. We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through December 21, 2009, the day the consolidated financial statements were filed with the SEC.

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

Revenue Recognition

Finance Receivables

We recognize revenue from retail notes, finance leases, wholesale notes, retail accounts and wholesale accounts, including amounts received from Navistar, Inc. for reimbursement of interest income for various dealer and buyer incentives, as interest income using the effective interest method. Certain direct origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of interest income over the life of the receivables as specified by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 315, Receivables. Loans are considered to be impaired when we conclude it is probable the customer will not be able to make full payment after reviewing the customer’s financial performance, payment ability, capital raising potential, management style, economic situation, etc. The accrual of interest is discontinued on all impaired receivables.  When interest accrual is discontinued, all unpaid accrued interest is reversed against interest revenue.  We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating Leases

We recognize revenue on operating leases as rental income on a straight-line basis over the life of the lease.  Recognition of revenue is suspended when we determine the collection of future rental revenue is not probable.  Income recognition is resumed if collection doubts are removed.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC sells a pool of finance receivables to a bankruptcy remote, special purpose entity (“SPE”).  The SPE then transfers the receivables to a special purpose entity, generally a trust, in exchange for securities of the trust which are then retained or sold into the public market or privately placed.  These securities are issued by the trust and are secured by future collections on the receivables transferred to the trust. These transactions are subject to the provisions of ASC Topic 860, Transfers and Servicing, as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the type of assets being financed.  TRIP finances retail notes and finance leases on a short term basis.  NFRRC finances retail notes and finance leases on a long term basis; ITLC finances operating leases and certain finance leases.   NFRRC, TRIP and ITLC securitizations are accounted for as secured borrowings.  Wholesale notes are financed through NFSC and retail accounts for parts, special items or large fleet customers of Navistar, Inc. are financed through TRAC.  Financings of receivables by NFSC and TRAC comply with the requirements of ASC Topic 860 and are accounted for as sales.   When we account for securitizations as sales, we have retained interests in the receivables sold (transferred). The retained interests may include subordinated securities, undivided interests in receivables used as over-collateralization, restricted cash held for the benefit of the trust and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust.  Our exposure to credit losses on the transferred receivables is limited to our retained interests.

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

Off-balance sheet securitizations:

For transactions that qualify as sales under ASC Topic 860, receivables and associated liabilities are removed from the consolidated statements of financial condition. Gains or losses from these sales are recognized at the time of sale based on the relative carrying value of the portion sold and the portions allocated to the retained interests and are included in Securitization income. The gain or loss is determined by the difference between the proceeds received and the allocated carrying value of the sold receivables. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of retained interests is based on these assumptions.  We re-evaluate the fair value of the retained interests on a monthly basis and recognize in current income changes as required.  The retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

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

On-balance sheet securitizations:

For transactions that do not qualify as sales under ASC Topic 860, the financed receivables remain on our balance sheet net of allowance for losses and the associated debt issued is recorded as secured borrowings in the consolidated statements of financial condition under Finance receivables and Senior and secured borrowings, respectively. Interest revenue and expense are recorded as earned or incurred in the consolidated statements of operations and debt issuance costs are capitalized and included in Other assets and amortized on a level yield basis over the term of the debt. For these on-balance sheet receivables, a Provision for credit losses is recognized for probable losses.  There are no gains or losses recorded upon transfer and income is earned over the life of the assets transferred.

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

On November 1, 2007 we adopted new accounting guidance, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Guidance is provided on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. We recognize interest and penalties related to uncertain tax positions as part of Income tax (benefit) expense.

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Finance Receivables

ASC Topic 942, Financial Services – Depository and Lending, requires companies to report loans and trade receivables not held for sale on the balance sheet at outstanding principal adjusted for any charge offs, the allowance for losses, fees or costs deferred on origination and any unamortized premiums or discounts on purchased loans. Loans held for sale are reported at the lower of cost or fair value. NFC’s retail notes, finance leases, retail accounts and wholesale accounts are classified as held for investment. Upon origination, wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Finance receivables from affiliates include retail and wholesale notes and wholesale accounts.  Our finance receivables consist of the following:

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Notes --
Wholesale notes purchased primarily from Navistar, Inc. consist of variable rate loans to dealers for the purchase of new and used trucks, trailers and related equipment.

Retail Accounts --
Retail accounts purchased from Navistar, Inc. consist of short-term accounts receivables related to the sale of products to commercial customers.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment in Operating Leases

We have investments in trucks, tractors and trailers that are leased to customers under operating lease agreements.   These vehicles are depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased asset to the residual value guaranteed by the secured lender, normally a bank, at the end of the lease.  The residual values of the equipment represent estimates of the values of the assets at the end of the lease contracts, at which time, the net investment in the equipment is transferred to Vehicle inventory.

Vehicle Inventory

We recognize repossessed assets and the return of equipment under operating leases at the lower of cost or fair value, less estimated remarketing costs and reclassify the net investment from Finance receivables or Net investment in operating leases to Vehicle inventory. Losses arising from the repossession of collateral supporting finance receivables are recognized upon repossession and charged to the Allowance for losses account. Operating lease returns are adjusted to fair market value when a decrease in value is determined to have occurred, and any loss is charged to Other expense. The value of the asset is recorded as Vehicle inventory.  Once the repossessed or returned assets are sold, the additional losses or gains, if any, are charged to Other expenses. Realization of the carrying values is dependent on our future ability to market the vehicles under then prevailing conditions. We review inventory values periodically to determine if recorded amounts are appropriate and have not been impaired.  If the value of the equipment has been impaired, the carrying value is reduced and charged to Other expenses.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are primarily those held in designated bank accounts for our securitization facilities which are accounted for as secured borrowings. These amounts are used to pay interest expense, principal, or other amounts in accordance with the related securitization agreements.   Interest income on short-term cash equivalents which are restricted for on-balance sheet securitizations is included in Other revenues.

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

Derivative Financial Instruments

We recognize all derivatives as assets or liabilities in the consolidated statements of financial condition and measure them at fair value in accordance with ASC Topic 815, Derivatives and Hedging.  When certain criteria are met, the timing of gain or loss recognition on the derivative instrument is matched with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Our policy prohibits the use of derivative financial instruments for speculative purposes.  We use derivative financial instruments to reduce our exposure to interest rate volatility. We may use forward starting swap or cap contracts to limit interest rate risk exposure on the notes and certificates related to an expected sale of receivables.  We may use interest rate swaps or caps to reduce exposure to interest rate changes when we sell fixed rate receivables on a variable rate basis. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk as the instruments may become less valuable if market conditions, interest rates or credit spreads of the counterparties change. We do not use hedge accounting for any swaps or caps under ASC Topic 815, thus changes in fair value of these instruments are recognized in Derivative expense.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In April 2009, the FASB issued new accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This includes identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim periods ending after June 15, 2009. Adoption of this guidance did not have any impact on our consolidated financial condition, results of operations or cash flows.

In December 2008, the FASB issued new accounting guidance to require public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises to provide additional disclosures about their involvement with variable interest entities (“VIEs”). The disclosure requirements of this new accounting guidance are included in Note 13, Securitization Transactions.

In September 2008, the FASB issued new accounting guidance which clarifies and illustrates how an entity would determine fair value when the market for a financial asset in not active. The adoption of this new accounting guidance did not have any impact on our consolidated financial condition, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance to require enhanced disclosures relating to derivative assets and liabilities. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosure requirements of this new accounting guidance are included in Note 12, Derivative Financial Instruments.

In February 2007, the FASB issued new accounting guidance permitting entities to choose to measure many financial instruments and certain other items at fair value. This guidance was effective as of the beginning of the first fiscal year beginning after November 15, 2007. We adopted this guidance on November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this new accounting guidance did not impact our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. In February 2008, the FASB amended this new accounting guidance to (1) defer the effective date one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the new guidance.  We applied this new accounting guidance to all other fair value measurements effective November 1, 2008. This new accounting guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The application of this guidance resulted in an increase of $2.2 million to the net fair value of our derivative assets and derivative liabilities for non-performance risk and a corresponding reduction to Derivative expense in fiscal 2009.

Recently Issued Accounting Standards

New accounting guidance issued by various standard setting and governmental authorities that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our financial position, results of operations and cash flows:

In June 2009, the FASB issued new accounting guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities (“QSPEs”), which were previously exempt from the application of this guidance, will be subject to the provisions of this new accounting guidance when it becomes effective. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective for fiscal years beginning on or after November 15, 2009. Earlier adoption is prohibited.  Our effective date is November 1, 2010.  Currently, we are evaluating the impact of adoption on our consolidated financial condition, results of operations and cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued new accounting guidance that eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. Currently, we are evaluating the impact of adoption on our consolidated financial condition, results of operations and cash flows.

In December 2008, the FASB issued new accounting guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post retirement plan. This guidance is effective for fiscal years ending after December 15, 2009.  Our effective date is November 1, 2009. When effective, we will comply with the disclosure provisions of this new guidance.

In February 2008, the FASB issued new accounting guidance that permits companies to defer the effective date of new disclosure requirements for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have decided to defer adoption of the new disclosure requirements until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our primary nonfinancial assets that could be impacted by this deferral include Vehicle inventory, which is measured at the lower of cost or fair value and tested for impairment. Adoption is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  Our effective date is November 1, 2009.  Adoption is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance relating to business combinations and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Subsequently, in April 2009 the FASB issued new accounting guidance clarifying the December 2007 guidance to address application issues on: initial recognition and measurement; subsequent measurement and accounting; and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. Our effective date is November 1, 2009. Adoption is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and Navistar, Inc. relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from Navistar, Inc. at prevailing market rates applied to the average outstanding balances.  Interest paid by dealers on wholesale notes, if any, plus the payments made by Navistar, Inc. for the typical “interest free” period offered to the dealers equals the total revenues received on wholesale notes.  Substantially all revenues earned on wholesale accounts and retail accounts are received from Navistar, Inc. Receivables purchased by NFC from Navistar, Inc. for the years ended October 31, 2009, 2008 and 2007, were $3.6 billion, $4.2 billion and $4.9 billion, respectively. Aggregate interest revenue from Navistar, Inc., excluding Dealcor dealers (those majority owned by Navistar, Inc.), for the years ended October 31, 2009, 2008 and 2007, was $66.0 million, $66.6 million and $118.5 million, respectively. The interest revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest and Retail and wholesale accounts interest in the consolidated statements of operations. Effective November 1, 2008, NFC and Navistar, Inc. amended the April 1, 2007 Amended and Restated Master Intercompany Agreement, whereby NFC began charging Navistar, Inc. for: 1) non-use fees assessed by certain providers of NFC’s funding facilities, and 2) surcharges on balances relating to retail and wholesale accounts, and wholesale notes, and 3) surcharges on retail notes and wholesale notes balances for Dealcor dealers. Effective July 31, 2009, NFC and Navistar, Inc. entered into an additional amendment allowing NFC to charge Navistar, Inc. premium finance rates on certain retail accounts that are ineligible under the TRAC funding facility. These intercompany fees are included in Retail notes and finance leases revenue, Wholesale notes interest, Retail and wholesale accounts interest and Securitization income. These two amendments resulted in additional revenue of $19.7 million from Navistar Inc., for the year ended October 31, 2009, of which $4.3 million pertained to Dealcor dealers.

Finance Receivable, Operating Leases and Vehicle Inventory

Navistar, Inc. may be contractually liable for certain losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were as follows for the years ended October 31 (in millions):

	2009	2008	2007
Net losses on finance receivables	$18.4	$9.0	$6.8
Impairment losses on vehicle inventory	9.2	7.7	-
Net losses on sales of vehicle inventory	4.2	10.9	1.6

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). Fee amounts are based on outstanding balances. Effective January 1, 2008, the fees on outstanding balances were raised from 25 basis points to 100 basis points. These guarantee fees for the years ended October 31, 2009, 2008 and 2007 were $2.7 million, $2.5 million and $0.6 million, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NIC’s Mexican finance subsidiaries.  Fees paid by NFC for this backstop guarantee were $0.4 million each for the years ended October 31, 2009, 2008 and 2007. No losses have been incurred relating to the guarantees.

Unsecured Loans to Affiliates

On December 10, 2008, NFC entered into a working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to a predetermined credit spread over the one month LIBOR rate for each month as set forth in the Amended and Restated Credit Agreement) until December 10, 2009, at which time the working capital loan agreement will expire. As of October 31, 2009 no amounts were outstanding on the working capital loan and there was no interest income recognized for the year ended October 31, 2009.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2007, NFC entered into a working capital loan agreement with NFM whereas NFC agreed to lend an aggregate amount not to exceed $80.0 million at a floating rate equal to one percent over the prime rate for each month until October 19, 2008, at which time the agreement expired. The loan was repaid in 2008. Interest revenue recognized on this loan included in Other revenues was $1.6 million and $0.1 million for the years ended October 31, 2008 and 2007, respectively.

Support Agreements

Under provisions of the bank credit agreement (“Agreement”), Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pretax income plus consolidated interest expense to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended.  In May 2008 we received an Acknowledgement and Consent from the lenders that confirmed that capital contributions from Navistar, Inc., if any, would be part of consolidated income for purposes of the Fixed Charge Coverage Ratio calculation.  Navistar, Inc. made capital contributions of $20.0 million and $60.0 million to NFC during fiscal 2009 and 2008, respectively, to ensure compliance with the 125% Fixed Charge Coverage Ratio.  No such contributions were required during the fiscal year 2007.

Administrative Expenses

NFC pays a fee to Navistar, Inc. for data processing and other administrative services based on the cost of actual services performed.  The amount of the fee was $5.0 million, $4.2 million, and $2.9 million for the years ended October 31, 2009, 2008 and 2007, respectively.  The fee is reported in Credit, collections and administrative expenses in the consolidated statements of operations.

Net accounts due and finance receivables from affiliates

NIC has significant ownership interest in, or is primary beneficiary of VIEs related to, certain Dealcor dealers at October 31, 2009 and 2008. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $8.3 million, $13.8 million and $13.9 million for the years ended October 31, 2009, 2008 and 2007, respectively. Net accounts due from affiliates represents the balance of other miscellaneous receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following finance receivables from affiliates as of October 31 (in millions):

	2009	2008
Finance receivables from affiliates net of unearned income and dealer reserve (Dealcor retail)	$104.8	$140.4
Finance receivables from affiliates (Dealcor wholesale)	49.5	71.9
Net accounts due (to) from affiliates (non-Dealcor)	(31.2)	17.5

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivables.  We generally maintain a secured interest in the equipment financed and perform regular credit evaluations of our dealers and customers.  At October 31, 2009 and 2008, respectively, no single customer represented a significant concentration of credit risk.

Finance receivables balances, as of October 31, are summarized as follows (in millions):

	2009	2008
Retail notes, net of unearned income	$1,955.2	$2,468.0
Finance leases, net of unearned income	121.5	122.7
Wholesale notes held for sale	167.9	118.0
Accounts (includes retail and wholesale)	294.0	197.6
Finance receivables from affiliates, net of unearned income	154.3	212.3
Total finance receivables	2,692.9	3,118.6
Allowance for losses	(32.6)	(28.4)
Total finance receivables, net	$2,660.3	$3,090.2

Accounts include $175.3 million and $41.6 million as of October 31, 2009 and 2008, respectively, from Ford relating to an engine supply contract with Navistar, Inc. which expires in December 2009.  NFC recorded financing revenue relating to the Ford accounts of $10.1 million, $13.0 million and $22.1 million for the years ended October 31, 2009, 2008 and 2007, respectively.

Contractual maturities of finance receivables as of October 31, 2009, are summarized as follows (in millions):

	Retail notes	Finance leases	Wholesale notes	Accounts	Affiliates
Due in fiscal year:
2010	$794.2	$47.4	$167.9	$294.0	$81.4
2011	582.8	31.9	-	-	31.4
2012	391.8	21.2	-	-	20.7
2013	225.4	31.5	-	-	11.6
2014	100.8	5.2	-	-	6.2
Thereafter	40.2	2.3	-	-	3.5
Gross finance receivables	2,135.2	139.5	167.9	294.0	154.8
Unearned finance income	(180.0)	(18.0)	-	-	(0.5)
Finance receivables, net of unearned income	$1,955.2	$121.5	$167.9	$294.0	$154.3

The actual cash collections from finance receivables may vary from the contractual cash flows because of sales, prepayments, extensions, delinquencies, credit losses, and renewals.  The contractual maturities, therefore, should not be regarded as a forecast of future collections.

4. ALLOWANCE FOR LOSSES

The Allowance for losses for finance receivables is summarized as follows for the fiscal years ended October 31 (in millions):

	2009	2008	2007
Allowance for losses, beginning of year	$28.4	$23.9	$15.3
Provision for credit losses	29.7	32.2	19.6
Net charge-offs	(25.5)	(27.7)	(11.0)
Allowance for losses, end of year	$32.6	$28.4	$23.9

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables include the following amounts relating to impaired receivables as of October 31 (in millions):

	2009	2008	2007
Impaired receivables with specific loss reserves.	$62.3	$55.8	$37.2
Impaired receivables without specific loss reserves.	2.5	3.8	0.9
Total impaired receivables	$64.8	$59.6	$38.1

Specific loss reserves on impaired receivables recorded by NFC	$10.3	$4.6	$3.1
Specific loss reserves on impaired receivables recorded by Navistar, Inc.	14.2	16.1	6.8
Finance receivables over 60 days delinquent	15.7	18.6	23.0

The average balances of impaired finance receivables for the years ended October 31, 2009, 2008 and 2007 were $64.2 million, $46.8 million and $27.5 million, respectively.

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of October 31, 2009, three customers accounted for 42.5% of total impaired receivables with specific loss reserves of $5.6 million recorded by NFC and $2.0 million recorded by Navistar, Inc.  As of October 31, 2008, two customers accounted for 36.5% of total impaired receivables with specific loss reserves of $0.2 million recorded by NFC and $9.2 million recorded by Navistar, Inc. NFC would be solely responsible for $12.5 million and $17.8 million of impaired receivables as of October 31, 2009, and October 31, 2008, respectively. Navistar, Inc. would be solely responsible for $4.4 million and $8.7 million of impaired receivables as of October 31, 2009, and October 31, 2008, respectively. Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Certain impairment losses and losses on the sale of vehicle inventory are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements. Combined net losses recorded by NFC and Navistar, Inc. are summarized as follows for the years ended October 31 (in millions):

	2009	2008	2007
Impairment losses on vehicle inventory	$13.1	$12.6	$-
Net losses on sale of vehicle inventory	6.7	15.7	3.1

See Note 2, Transactions with Affiliated Companies, for the portion of the above losses recorded by Navistar, Inc. The remaining impairment losses and losses on the sale of vehicles recorded by NFC are included in Other expenses in the consolidated statements of operations.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in NFC’s Vehicle inventory is summarized as follows for the years ended October 31 (in millions):
	2009	2008	2007
Vehicle inventory, beginning of period	$42.0	$23.2	$5.2
Net additions	67.3	129.0	49.6
Impairment loss:
Recorded by NFC	(3.9)	(4.9)	-
Recorded by Navistar, Inc.	(9.2)	(7.7)	-
Net book value of inventory sold	(69.7)	(97.6)	(31.6)
Vehicle inventory, end of period	$26.5	$42.0	$23.2

6. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows as of October 31 (in millions):

	2009	2008
Investment in equipment under operating leases	$119.8	$119.5
Less: Accumulated depreciation	(41.0)	(47.5)
Net investment in equipment under operating leases	78.8	72.0
Rent receivable net of reserve for past due operating leases	0.7	0.9
Net investment in operating leases	$79.5	$72.9

Future minimum rentals on operating leases are as follows: 2010, $20.4 million; 2011, $13.3 million; 2012, $9.9 million; 2013, $7.3 million; 2014, $3.1 million, and $2.2 million thereafter.

7. INCOME TAXES

Taxes on income for the years ended October 31 are summarized as follows (in millions):

	2009	2008	2007
Federal and foreign	$14.8	$0.6	$43.2
State and local	(0.4)	1.7	3.0
Total current	14.4	2.3	46.2
Deferred (primarily federal)	3.5	(16.4)	(8.1)
Total income tax (benefit) expense	$17.9	$(14.1)	$38.1

A reconciliation of the statutory federal income tax expense (benefit) to recorded income tax expense (benefit) for the years ended October 31 is as follows:
	2009	2008	2007
Statutory federal income tax expense (benefit)	$16.3	$(15.7)	$36.9
State income taxes net of federal income taxes	0.6	0.5	1.4
Other	1.0	1.1	(0.2)
Income tax expense (benefit)	$17.9	$(14.1)	$38.1

NFC and its domestic subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its domestic subsidiaries as if NFC filed its own consolidated return.  No income tax payments were made to NIC during fiscal 2009. Total income tax payments made to NIC during fiscal 2008 and 2007 were $71.0 million and $30.8 million, respectively.  The amount of federal and state income taxes payable to (due from) NIC as of October 31, 2009 and 2008 were $5.9 million and ($0.9) million, respectively.  Accrued income tax is included in Other liabilities on the consolidated statements of financial condition.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset is included in Other assets on the consolidated statements of financial condition.  The components of deferred tax assets and liabilities from operations as of October 31 are as follows (in millions):

	2009	2008
Deferred tax assets:
Pension and other postretirement benefits	$13.8	$8.6
Allowance for losses	11.9	10.4
Secured borrowings	48.0	47.8
Market value adjustments on derivatives and retained interest	16.3	23.1
Other	6.2	8.6
Less valuation allowance	(0.9)	(1.5)
Total deferred tax assets	95.3	97.0

Deferred tax liabilities:
Lease transactions	(24.1)	(27.0)
Equipment under operating lease	(24.7)	(23.6)
Total deferred tax liabilities	(48.8)	(50.6)
Net deferred tax assets	$46.5	$46.4

We have incurred net operating losses in certain states where we file separately from NIC.  As a result of those losses and our net deferred tax asset position, we assessed the need for a valuation allowance based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  Appropriate consideration was given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.  As a result of that assessment, a valuation allowance was established in the amount of $0.9 million and $1.5 million as of October 31, 2009 and 2008, respectively.  We believe that the remaining deferred tax assets will more likely than not be realized.

On November 1, 2007, we adopted new accounting guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  New guidance is provided on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $3.9 million, resulting in a decrease to retained earnings of $2.5 million.  As of October 31, 2009 and 2008, the amount of liability for uncertain tax positions exclusive of accrued interest and penalties was $7.9 million and $10.3 million, respectively.  If these unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate.

The recognition of the beginning and ending gross unrecognized tax benefits is as follows (in millions):

Balance at November 1, 2008	$10.3
Increase related to prior year tax positions	-
Decrease related to prior year tax positions	(0.5)
Decrease related to current year tax positions	(0.8)
Reductions related to lapse in applicable statute of limitations	(1.1)
Balance at October 31, 2009	$7.9

We recognize interest and penalties as part of Income tax (benefit) expense. Total interest and penalties included in income tax expense for the year ended October 31, 2009 were less than $0.1 million and for the year ended October 31, 2008 were $0.7 million. Cumulative interest and penalties included in the consolidated balance sheets as of October 31, 2009, were $3.4 million.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We, as a subsidiary of NIC, are subject to examination in the United States federal tax jurisdiction for the years 2002 to 2008. Also, as a subsidiary of NIC or as a separate filing entity, we are subject to examination in various state and foreign jurisdictions over various periods.  In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income. We believe we have sufficient accruals for our contingent liabilities.  While  it is probable that the liability for uncertain tax positions may change during the next twelve months, we do not believe that such change would have a material impact on our financial condition, results of operations, or cash flows.

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows for the fiscal years ended October 31 (in millions):

			Weighted Average Interest Rate
	2009	2008	2009	2008
Senior bank credit facility at variable rates due July 2010, refinanced subsequent to year end	$1,267.9	$1,057.6	2.3%	5.7%
Revolving retail warehouse facility at variable rates due June 2010	500.0	500.0	0.5%	4.6%
Borrowings secured by asset-backed securities at various rates, currently between 0.5% and 4.4% due serially through 2016	1,191.5	1,989.6	1.6%	3.8%
Borrowings secured by operating and finance leases at rates currently between 2.6% and 6.6% due serially through July 2016	134.2	131.9	4.0%	4.5%
Total senior and secured borrowings	$3,093.6	$3,679.1	1.8%	4.5%

The senior bank credit agreement (“Agreement”), as amended in March 2007, has two primary components, a term loan of $620.0 million and a revolving bank loan of $800.0 million.  The latter has a Mexican sub-revolver up to $100.0 million which may be used by NIC’s Mexican finance subsidiaries. The term loan principal balance as of October 31, 2009 and 2008 was $597.4 million and $603.6 million, respectively.

Availability under the revolver portion of the Agreement as of October 31 was as follows (in millions):

	2009	2008
Revolver bank loan	$800.0	$800.0
NFC revolving loan utilized	(670.5)	(454.0)
Mexican sub-revolver loan utilized	(14.0)	(100.0)
Total availability	$115.5	$246.0

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

The amount of dividends permitted by the Agreement to be paid to our parent company is $400.0 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment. As of October 31, 2009, no dividends were available for distribution to our parent company.

On December 16, 2009, the Agreement was refinanced for $815.0 million due in 2012. The refinancing contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC issued secured borrowings of $304.2 million secured by retail notes and leases.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail warehouse facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP, therefore TRIP’s assets and liabilities are included in our consolidated statements of financial condition. The balance of receivables in TRIP fluctuates based on the demand for retail truck financing and the timing of our retail securitizations. As of October 31, 2009 and 2008 NFC had $301.1 million and $242.5 million, respectively, in retail notes and finance leases in TRIP.

The asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs.  This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.2 billion and $2.0 billion as of October 31, 2009 and 2008, respectively.  The carrying amount of the retail notes and finance leases used as collateral was $1.3 billion and $2.0 billion as of October 31, 2009 and 2008, respectively. On November 16, 2009, NFC exercised its right to pay off retail securitization debt of $66.9 million in advance of final maturity.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers.  The balances are classified under Senior and secured borrowings as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its wholly-owned subsidiary, Navistar Leasing Services Corporation (“NLSC”) have established Navistar Leasing Company (“NLC”), a Delaware business trust.  NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations.  Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC or its creditors.  The balance of the secured borrowings of NLC totaled $9.2 million and $1.5 million as of October 31, 2009 and 2008, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, was established in June 2004 to provide NFC with another vehicle to obtain borrowings secured by leases.  The balances are classified under Senior and secured borrowings as borrowings secured by leases.  ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies.  The balance of these secured borrowings issued by ITLC totaled $125.0 million and $130.4 million as of October 31, 2009 and 2008, respectively.  The carrying amount of the finance and operating leases used as collateral was $105.4 million and $121.2 million as of October 31, 2009 and 2008, respectively.  Restricted cash and cash equivalents used as collateral was $11.2 million as of October 31, 2009 and $10.9 million as of October 31, 2008. In addition, these secured borrowings are secured by the monthly rental payments on operating leases.

The future aggregate annual contractual maturities and required payments of Senior and secured borrowings as of October 31, 2009, presented reflecting the impact of the subsequent refinancing of our bank facility in December 2009, are as follows (in millions):

Year ended October 31
2010	$692.2
2011	210.4
2012	25.1
2013	1,042.8
2014	344.7
Thereafter	778.4
Total	$3,093.6

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  POSTRETIREMENT BENEFITS

Defined Benefits Plans

We provide postretirement benefits to some employees. Costs associated with postretirement benefits include pension and postretirement healthcare expenses for employees, retirees, and surviving spouses and dependents. We use an October 31 measurement date for all of our defined benefit plans.

Effective October 31, 2007, we adopted new accounting guidance requiring that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our consolidated statements of financial condition.  The new guidance also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  We have historically measured the plan assets and benefit obligations as of our balance sheet date.

Generally, the plans are non-contributory. Our policy is to fund pension plans in accordance with applicable United States government regulations. As of October 31, 2009, all legal funding requirements had been met. We were not required to make contributions to our pension plans for fiscal years 2008 or 2009.

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$51.9	$65.5	$15.2	$20.4
Amendments	0.5	-	-	-
Service cost	0.3	0.3	0.1	0.1
Interest on obligation	4.2	3.9	1.2	1.2
Actuarial net loss (gain)	13.0	(13.1)	3.0	(5.4)
Plan participants’ contributions	-	-	0.3	0.2
Benefits paid	(4.3)	(4.7)	(1.6)	(1.5)
Subsidy receipts	-	-	0.2	0.2
Benefit obligation at end of year	$65.6	$51.9	$18.4	$15.2

Change in plan assets
Fair value of plan assets at beginning of year	$42.4	$68.1	$6.0	$9.5
Actual return on plan assets	5.5	(21.5)	0.9	(3.1)
Employer contributions	0.5	0.5	-	0.1
Benefits paid	(4.3)	(4.7)	(0.4)	(0.5)
Fair value of plan assets at end of year	$44.1	$42.4	$6.5	$6.0

Unfunded status	$(21.5)	$(9.5)	$(11.9)	$(9.2)

Amounts recognized in the consolidated statements of financial condition consist of:
Other assets	$-	$-	$-	$-
Other liabilities	(21.5)	(9.5)	(11.9)	(9.2)
Net amount recognized	$(21.5)	$(9.5)	$(11.9)	$(9.2)

Amounts recognized in our accumulated other comprehensive loss (pretax) consist of:
Net actuarial loss (gain)	$25.8	$15.0	$0.2	$(2.7)
Prior service cost	0.5	0.1	-	-
Net amount recognized	$26.3	$15.1	$0.2	$(2.7)

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $63.9 million and $50.7 million as of October 31, 2009 and 2008, respectively.

The amounts included in Accumulated other comprehensive loss are net of deferred income taxes of $9.7 million and $4.7 million at October 31, 2009 and 2008, respectively.

Net periodic postretirement benefits expense (income) included in the consolidated statements of operations for the years ended October 31, is comprised of the following (in millions):

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Service cost for benefits earned during the period	$0.3	$0.3	$0.3	$0.1	$0.1	$0.1
Interest on obligation	4.2	3.9	3.9	1.2	1.2	1.2
Amortization of cumulative losses (gains)	0.5	0.2	0.5	(0.2)	-	-
Less expected return on assets	(3.6)	(5.9)	(5.3)	(0.5)	(0.8)	(0.7)
Net postretirement benefits expense (income):	$1.4	$(1.5)	$(0.6)	$0.6	$0.5	$0.6

Other amounts recognized in other comprehensive income (loss) and net periodic benefit (income) cost before tax for our pension and other post-retirement plans consisted of the following (in millions):
Actuarial net loss (gain)	$11.2	$13.6	$-	$2.7	$(1.5)	$-
Prior service cost (credit)	0.5	0.1	-	-	-	-
Amortization of cumulative losses	(0.5)	(0.2)	-	.2	-	-
Minimum pension liability adjustment	-	-	(0.5)	-	-	-
Total recognized in other comprehensive loss	11.2	13.5	(0.5)	2.9	(1.5)	-
Total recognized in net periodic benefit cost (income) and other comprehensive loss	$12.6	$12.0	$(1.1)	$3.5	$(1.0)	$0.6

The estimated amount of actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic expense during the next fiscal year is $0.9 million.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31 were:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate used to determine present value of benefit obligation at end of year	5.4%	8.4%	5.4%	8.4%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense for the years ended October 31 were:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	8.4%	6.1%	5.7%	8.4%	6.1%	5.7%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

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

The weighted average rate of increase in the per capita cost of post retirement healthcare benefits was 7.9% in 2009 and is projected to be 8.0% in 2010.  The rate is projected to decrease to 5.0% by the year 2015 and remain at that level each year thereafter.  The effect of changing the healthcare cost trend rate by one-percentage point for each future year is as follows (in millions):

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.8	(1.6)

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As of October 31, 2009 and 2008, the weighted average percentage of plan assets by category is as follows:

	Pension Benefits			Other Benefits
Asset Category	Target Range	2009	2008	Target Range	2009	2008
Equity securities
NIC common stock		-	-		8%	10%
Other equity securities		65%	73%		46%	50%
Hedge funds		-	-		7%	15%
Private equity		-	-		2%	-
Total equity securities	60-80%	65%	73%	50-85%	63%	75%

Debt securities		30%	27%		32%	20%
Other, including cash		5%	-		5%	5%
Total debt securities and other	20-40%	35%	27%	15-50%	37%	25%

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

Expected Future Benefit Payments

Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2010 through 2014 and the five years ending October 31, 2019, are estimated as follows (in millions):

	Pension Benefit Payments	Other Postretirement Benefit Payments	Postretirement Benefit Subsidy Receipts
2010	$4.8	$1.5	$0.2
2011	4.9	1.6	0.3
2012	4.9	1.6	0.3
2013	4.9	1.7	0.3
2014	5.0	1.7	0.3
2015 through 2019	24.5	8.6	1.8

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of our employees. The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plan receive annual company contributions to their retirement accounts based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $1.0 million each in 2009, 2008 and 2007,  which approximates the amount we fund.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Leases

NFC is obligated under non-cancelable operating leases for the majority of its office facilities.  These leases are generally renewable and provide that property taxes and maintenance costs are to be paid by the lessee.  As of October 31, 2009, future minimum lease commitments under non-cancelable operating leases are as follows (in millions):

Year Ended October 31
2010	$1.7
2011	1.4
2012	1.4
2013	1.2
2014	1.3
2015 and beyond	1.5
Total	$8.5

The total operating lease expense was $2.9 million, $3.1 million and $1.6 million for the years ended October 31, 2009, 2008 and 2007, respectively.

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.   As of October 31, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $199.5 million, the total amount outstanding at that date.  As of October 31, 2008, NFC’s maximum guarantee exposure to this outstanding debt was $218.6 million, the total amount outstanding at that date. No payments were made to third parties as a result of the guarantees of debt during the three years ended October 31, 2009. See Note 2 for fees recorded by NFC relating to these guarantees.

The following table summarizes the borrowings as of October 31, 2009, (in millions):

Type of Funding		Maturity	Maximum Amount of Guaranty	Outstanding Balance
Revolving credit facility	(1)	August 2013	$13.3	$8.0
Revolving credit facility	(1)	May 2011	15.2	5.6
Revolving credit facility	(1)	June 2010	25.0	23.8
Revolving credit facility	(1)	October 2011	20.9	19.6
Revolving credit facility	(1)	September 2015	136.9	128.5
Revolving credit facility	(2)	July 2010	100.0	14.0
		Total	$311.3	$199.5

(1)           Peso-denominated.
(2)           Revolving credit facility guaranteed jointly with NIC.

Guarantees of Derivatives

As of October 31, 2009, NFC guaranteed derivative contracts for interest rate swaps of NFM.  NFC’s exposure is limited to any unfavorable fair market value of these derivative contracts only in cases of default by NFM. The notional amount of guaranteed derivatives as of October 31, 2009 was $0.3 million and the unfavorable fair value was immaterial. The notional amount of guaranteed derivatives as of October 31, 2008 was $32.4 million and there was no unfavorable fair value.

The foreign currency conversion rate at October 31, 2009, of 13.1 to 1 was used by NFC to convert the peso-denominated guarantees to United States dollars.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NFC has not recognized a liability related to any of these guarantees since the debt is owed to a third party by a subsidiary of our parent company.

11. SHAREOWNER’S EQUITY

The number of authorized shares of capital stock as of October 31, 2009 and 2008 was 2,000,000, of which 1,600,000 shares were issued and outstanding.  Navistar, Inc. owns all issued and outstanding capital stock.  No shares are reserved for officers and employees, or for options, warrants, conversions and other rights.

We paid no dividends to Navistar, Inc. in fiscal 2009. Dividends of $14.8 million and $400.0 million were paid in fiscal 2008 and 2007, respectively. Navistar, Inc. made capital contributions of $20.0 million and $60.0 million to NFC in fiscal 2009 and 2008, respectively. No contributions were made by Navistar, Inc. in fiscal 2007.

12. DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include forward contracts, interest rate swaps, and interest rate caps.  The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk as the instruments may become less valuable with changes in market conditions, interest rates or the credit spreads of the counterparties.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

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

Our derivatives are all accounted for as free standing derivatives with no hedge designation, with any change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on a gross basis in the consolidated statements of financial condition in Other assets and Other liabilities, respectively. See Note 14, Fair Value Measurements, for information on the fair value measurement of our derivative financial instruments. The interest rate swap agreements have contractual maturity dates ranging from May 18, 2010 to April 18, 2016. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
October 31, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,124.7	$32.4	$2,314.1	$61.1
Interest rate caps purchased	500.0	4.8	-	-
Interest rate caps sold	-	-	500.0	4.1
Total derivatives	$1,624.7	$37.2	$2,814.1	$65.2

	Other Assets		Other Liabilities
October 31, 2008	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,636.4	$38.7	$3,469.0	$79.6
Interest rate caps purchased	500.0	3.3	-	-
Interest rate caps sold	-	-	500.0	3.3
Total derivatives	$2,136.4	$42.0	$3,969.0	$82.9

The losses (gains) from derivative instruments included in Derivative expense are as follows for the years ended October 31 (in millions):

	2009	2008	2007
Interest rate swaps	$41.3	$55.0	$8.9
Interest rate caps purchased	(1.5)	(1.2)	1.0
Interest rate caps sold	0.8	1.2	(1.0)
Total	$40.6	$55.0	$8.9

13. SECURITIZATION TRANSACTIONS

We typically sell our finance receivables to our various special purpose entities, while continuing to service the receivables thereafter.  In addition to servicing, NFC’s continued involvement includes retained interests in the sold receivables and hedging interest rates using interest rate swaps and caps. We maintain an ownership interest in a subordinated tranche that is in a first loss position. In accordance with ASC Topic 860, some of these transactions qualify as sales of financial assets (off-balance sheet) whereby an initial gain or loss is recorded and servicing fee revenue; excess spread income and associated collection and servicing costs are recorded over the remaining life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitizations accounted for as sales of financial assets

NFC securitizes wholesale notes receivables and retail accounts receivables through off-balance sheet funding facilities.

The wholesale notes owner trust owned $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009, and $818.6 million of wholesale notes and $95.3 million of cash equivalents as of October 31, 2008.

Components of available wholesale note trust funding certificates were as follows (in millions):

	Maturity	October 31, 2009	October 31, 2008
Investor certificate	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	August 2010	650.0	800.0
Total		$862.0	$1,012.0

The VFC commitment decreased from $800.0 million to $750.0 million in December 2008, then to $650.0 million in June 2009. The utilized portion of the VFC was $350.0 million and $550.0 million as of October 31, 2009 and 2008, respectively. Our retained interest was $191.9 million and $139.6 million as of October 31, 2009 and 2008, respectively. On August 25, 2009, NFC entered into a renewal and extension of the VFC for $650.0 million, maturing on August 24, 2010. On November 10, 2009, NFC completed the sale of $350.0 million of three-year asset-backed securities within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s TALF (Term Asset-Backed Securities Loan Facility) program. Concurrent with this sale, the VFC facility commitment was reduced to $500.0 million.

The TRAC facility owned $89.2 million of retail accounts and $19.6 million of cash equivalents as of October 31, 2009, and $123.1 million of retail accounts and $22.8 million of cash equivalents as of October 31, 2008. On October 30, 2009, the maturity of the facility was extended to October 29, 2010.

Amount of available retail accounts funding was as follows (in millions):

	Maturity	October 31, 2009	October 31, 2008
Conduit funding facility	October 2010	$100.0	$100.0
Funding utilized		(7.7)	(47.5)
Total availability		$92.3	$52.5

Our retained interest held in TRAC was $99.6 million and $90.0 million as of October 31, 2009 and 2008, respectively.

Amounts due from sales of receivables

Amounts due from sales of receivables represent NFC’s retained interest in its off-balance sheet securitization transactions.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $291.5 million and $229.6 million as of October 31, 2009 and 2008, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss on the sale of the receivables.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of our retained interests is based on these assumptions. See Note 14 for more information on the fair value measurement of our retained interests.  We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required.  Our retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

Amounts due from the sales of receivables are summarized as follows (in millions):

	October 31, 2009	October 31, 2008
Excess seller’s interest	$275.3	$218.7
Interest only strip	9.6	2.1
Restricted cash reserves	6.6	8.8
Total amounts due from sales of receivables	$291.5	$229.6

The key economic assumptions as of October 31, 2009 and 2008, and the sensitivity of the current fair values of residual cash flows as of October 31, 2009, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):

	October 31,	October 31,	Adverse Fair Value Change at October 31, 2009
	2009	2008	10%	20%
Discount rate (annual)	9.1 to 20.5%	14.6 to 23.0%	$2.4	$5.5
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.2
Payment speed (percent of portfolio per month)	4.9 to 70.8%	8.8 to 75.7%	0.4	0.9

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income, as of October 31 (in millions):

2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$1,955.2	$121.5	$835.3	$383.2	$250.0	$3,545.2
Less sold receivables – off-balance sheet	-	-	(667.4)	(89.2)	(95.7)	(852.3)
Total on-balance sheet.	$1,955.2	$121.5	$167.9	$294.0	$154.3	$2,692.9

2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$2,468.0	$122.7	$839.4	$320.7	$309.5	$4,060.3
Less sold receivables –off-balance sheet	-	-	(721.4)	(123.1)	(97.2)	(941.7)
Total on-balance sheet	$2,468.0	$122.7	$118.0	$197.6	$212.3	$3,118.6

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For sold receivables, wholesale notes and affiliates balances past due over 60 days were $0.8 million and $3.2 million, respectively, as of October 31, 2009 and 2008, respectively. Accounts balances in TRAC past due over 60 days were $1.6 million as of October 31, 2009. There were no past due balances in TRAC as of October 31, 2008. No credit losses on sold receivables were recorded for the years ended October 31, 2009 or 2008.

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of operations for the years ended October 31 (in millions):

	2009	2008	2007
Fair value adjustments	$50.2	$1.3	$4.6
Excess spread income	28.8	19.6	53.5
Servicing fees revenue	8.1	10.0	15.3
Losses on sales of receivables	(48.1)	(23.8)	(9.3)
Investment income	1.5	5.1	9.1
Securitization income	$40.5	$12.2	$73.2

Cash flows from off-balance sheet securitization transactions for the years ended October 31are as follows (in millions):

	2009	2008	2007
Proceeds from sales of finance receivables	$4,125.0	$4,455.8	$5,056.1
Servicing fees	8.1	9.2	15.9
Cash from net excess spread	30.4	16.9	49.7
Investment income	1.2	3.7	7.1
Net cash from securitization transactions	$4,164.7	$4,485.6	$5,128.8

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

As transferors of financial assets to QSPEs, such transfers are not subject to the accounting standard on consolidation of VIEs, therefore, we do not consolidate any QSPEs to which those financial assets are transferred. The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.   As of October 31, 2009 and 2008, our retained interest in the QSPEs was $291.5 million and $229.6 million, respectively.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no change in the determination to consolidate these entities during the year ended October 31, 2009, and we have not provided any financial or other support that we were not contractually obligated to provide.

The following table sets forth the carrying amount of transferred financial assets and (liabilities) of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
October 31, 2009	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,310.8	$404.9	$1,715.7
Net investment in operating leases	-	79.5	79.5
Restricted cash and cash equivalents	134.9	286.7	421.6
Vehicle inventory	13.9	5.6	19.5
Net derivative fair value	(31.6)	4.8	(26.8)
Secured borrowings	(1,191.5)	(634.2)	(1,825.7)

	Consolidated	Other
October 31, 2008	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,983.1	$333.6	$2,316.7
Net investment in operating leases	-	72.9	72.9
Restricted cash and cash equivalents	205.5	309.7	515.2
Vehicle inventory	22.8	7.9	30.7
Net derivative fair value	(38.7)	3.3	(35.4)
Secured borrowings	(1,989.6)	(631.9)	(2,621.5)

NFC securitized finance receivables and investments in operating leases of $348.1 million, $1.1 billion and $888.5 million under secured borrowings for the years ended October 31, 2009, 2008 and 2007, respectively.

14. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued new accounting guidance addressing aspects of the expanding application of fair value accounting. Effective November 1, 2008, we adopted this new guidance for financial assets and liabilities and have opted to defer adoption for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We consider Vehicle inventory a nonfinancial asset recognized at the lower of cost or fair value on a nonrecurring basis.

The new accounting guidance provides for the following:

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new accounting guidance establishes a three-level valuation hierarchy of fair value measurements based upon the reliability of observable and unobservable inputs used in valuations of fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The use of observable and unobservable inputs result in the following fair value hierarchy of fair value measurements:

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

Derivative Assets and Liabilities. We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense. We consider counterparty non-performance risk under the new accounting guidance in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of our financial instruments (in millions):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$16.1	$16.1	$34.4	$34.4
Retail notes	1,955.2	1,814.5	2,468.0	2,220.5
Finance receivables from affiliates	154.3	144.1	212.3	198.6
Accounts (wholesale and retail)	294.0	294.0	197.6	197.6
Wholesale notes	167.9	167.9	118.0	118.0
Amounts due from sales of receivables	291.5	291.5	229.6	229.6
Restricted cash and cash equivalents	421.8	421.8	515.4	515.4
Derivative financial instruments	37.2	37.2	42.0	42.0

Financial liabilities:
Senior and secured borrowings	3,093.6	3,008.2	3,679.1	3,662.5
Derivative financial instruments	65.2	65.2	82.9	82.9

The following table presents the fair values of financial instruments measured on a recurring basis as of October 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$4.8	$32.4	$37.2
Amounts due from sales of receivables	-	-	291.5	291.5
Assets total	$-	$4.8	$323.9	$328.7
Liabilities:
Derivative financial instruments	-	33.6	31.6	65.2
Liabilities total	$-	$33.6	$31.6	$65.2

The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended October 31, 2009 (in millions):

	Net Derivatives	Retained Interests	Total
Beginning balance	$-	$229.6	$229.6
Realized gains included in earnings	0.8	5.0	5.8
Purchases, issuances and settlements	-	56.9	56.9
Ending balance	$0.8	$291.5	$292.3

Purchases, issuances and settlements represent the net cash activity related to new securitizations, liquidations and pay downs of retained interests.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of October 31, 2009, impaired receivables measured at fair value with a carrying amount of $62.3 million have specific loss reserves of $24.5 million and a fair value of $37.8 million. Of the specific loss reserves of $24.5 million, $10.3 million was recorded by NFC and $14.2 million was recorded by Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.  Fair values of the underlying collateral are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs.

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

In December 2004, we announced that we would restate our financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004.  Our restated Annual Report on Form 10-K was filed in February 2005.  The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our 2004 restatement.  On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation.  On November 8, 2006, we announced that we would restate our financial results for fiscal years 2002 through 2004 and for the first three quarters of fiscal 2005. We were subsequently informed by the SEC that it was expanding the 2004 investigation to include the 2005 restatement. Our 2005 Annual Report on Form 10-K, which included the restated financial statements, was filed in December 2007. We have been providing information to the SEC and are fully cooperating with their investigation.

NIC is party to an offer of settlement made to the investigative staff of the SEC. The investigative staff has decided to recommend this offer of settlement to the SEC. As a result of the proposed settlement, without admitting or denying wrongdoing, NIC would consent to the entry of an administrative settlement and would not pay a civil penalty. This proposed settlement is subject to mutual agreement on the specific language of the orders and to final approval by the SEC. Our understanding is that the proposed settlement would conclude the SEC’s investigation of NIC and NFC with respect to the 2004 and 2005 restatements. We cannot provide assurance that the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated statements of operations data (in millions):

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2009	2008	2009	2008
Financing revenue	$57.6	$73.2	$53.5	$69.8
Securitization income	10.1	9.9	11.4	8.1
Operating leases and other revenue	8.0	13.9	6.8	12.7
Interest expense	26.9	62.3	15.1	46.8
Credit, collection and administrative	15.4	12.2	15.0	18.0
Provision for credit losses	4.0	4.6	8.4	6.0
Depreciation on operating leases	3.9	4.5	4.1	4.0
Derivative expense (income)	22.4	40.2	9.2	(1.7)
Net income (loss)	(1.9)	(19.2)	9.8	7.3

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2009	2008	2009	2008
Financing revenue	$50.3	$61.8	$48.4	$58.5
Securitization income	16.2	2.7	2.8	(8.5)
Operating leases and other revenue	7.1	9.6	6.9	12.9
Interest expense	15.7	38.3	11.9	39.4
Credit, collection and administrative	13.0	13.4	14.0	13.3
Provision for credit losses	9.1	13.3	8.2	8.3
Depreciation on operating leases	4.1	4.3	4.2	4.2
Derivative expense (income)	4.5	1.1	4.5	15.4
Net income (loss)	13.9	(1.4)	6.9	(17.4)

Quarterly condensed consolidated statements of financial condition data (in millions):

	As of January 31,		As of April 30,		As of July 31,
	2009	2008	2009	2008	2009	2008
Finance receivables, net	$2,860.7	$3,710.9	$2,823.3	$3,556.1	$2,582.8	$3,136.2
Amounts due from sales of receivables	198.8	205.8	239.2	240.1	220.3	263.4
Restricted cash and cash equivalents	365.3	817.7	619.5	691.2	475.5	636.7
Total assets	3,672.5	5,105.4	3,922.5	4,792.1	3,513.9	4,359.3
Senior and secured borrowings	3,169.8	4,653.5	3,431.4	4,352.7	3,031.3	3,926.2
Total liabilities and shareowner’s equity	3,672.5	5,105.4	3,922.5	4,792.1	3,513.9	4,359.3

INDEX

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Introduction

Management engaged in substantial effort during Fiscal Year 2009 to remediate the material weakness in internal control over financial reporting disclosed in the Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  Management believes that the culmination of the actions taken at NFC has strengthened the control environment and internal controls over financial reporting.

(a) Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer.  The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

(b) Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in the Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Management had concluded that the internal control over financial reporting was not effective based on a material weakness identified. Management worked throughout the year to remediate the material weakness and in the fourth quarter ended October 31, 2009 had sufficient evidence to conclude that the remediation of the previously reported material weakness was complete.

To remediate the previously reported material weakness, management hired a new Accounting Manager to work with Operations Management to monitor the recording of repossessed vehicle inventory. In order to ensure an accurate and properly valued vehicle inventory balance, the Accounting Manager regularly reviews various aspects of the repossession process, including 1) compliance with repossessed vehicle inventory accounting policies and procedures, 2) the repossessed vehicle valuation analysis to confirm the valuation reflects lower of cost or market, 3) the loss allocation between NFC and our parent, and 4) the comparison of the current month actual repossessed vehicle sales to repossessed vehicle inventory book values to test for reasonableness. The above actions taken by management have resulted in the vehicle inventory balance being completely and accurately recorded in the general ledger.

Other than those changes discussed above, there were no other material changes in the internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect,  internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, and under the supervision of, the Chief Executive Officer and the Chief Financial Officer and effected by Management and the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

INDEX

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company.

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made in accordance with authorization of Management and the Board of Directors.

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, Management concluded that internal control over financial reporting was effective as of October 31, 2009.

NFC’s independent registered public accounting firm, KPMG LLP, has not audited the effectiveness of the company’s internal controls over financial reporting as of October 31, 2009 as Management’s report is not subject to attestation pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit us to provide only Management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None

INDEX

PART III

Items 10, 11, 12 and 13

Intentionally omitted.  See the index page of this Report for explanation.

Item 14.  Principal Accountant Fees and Services

All audit fees payable to KPMG related to NFC’s consolidated financial statements for the year ended October 31, 2008 were paid by Navistar, Inc. whereby NFC was charged a fee by Navistar, Inc. for administrative services. Audit fees billed or expected to be billed by KPMG for the year ended October 31, 2009, were $3.0 million and payable by NFC.  Fees paid to KPMG for audit related services rendered to us were $220.0 thousand each for the years ended October 31, 2009 and 2008.

Audit Committee pre-approval policy

Information required by Item 14 of this Form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant related to our various receivable sales are incorporated herein by reference from NIC’s definitive Proxy Statement for the February 16, 2010, Annual Meeting of Shareowners under the caption “Audit Committee Report – Independent Auditor Fees”.

As part of this pre-approval process, our audit committee reviews the type of and fees for agreed upon procedures to be performed by our principal accountants and makes recommendations to NIC’s audit committee.

INDEX

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits, Including Those Incorporated By Reference and Financial Statement Schedules

Exhibits Index:

3	Articles of Incorporation and By-Laws	E-1
4	Instruments Defining Rights of Security Holders, including Indentures	E-2
10	Material Contracts	E-3
12	Calculation of Ratio of Earnings to Fixed Charges	E-24
31.1	CEO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-25
31.2	CFO Certification Pursuant to Rule 13a-14(a) and 15d-14(a)	E-27
32	CEO and CFO Certification Pursuant to Section 1350 of Chapter 1350 of Chapter 63 of Title 18 of the United States Code	E-29

Financial Statements

See Index to Financial Statements in Item 8.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: December 21, 2009	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX

NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

POWER OF ATTORNEY

Each person whose signature appears below does hereby make, constitute and appoint David Johanneson, William McMenamin and David Derfelt and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person’s behalf, and in such person’s name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	WILLIAM V. MCMENAMIN William V. McMenamin	Vice President, Chief Financial Officer and Treasurer; Director (Principal Financial Officer)	December 21, 2009

/s/	DAVID L. DERFELT David L. Derfelt	Vice President and Controller (Principal Accounting Officer)	December 21, 2009

/s/	DAVID J. JOHANNESON David J. Johanneson	President and Chief Executive Officer; Director (Principal Executive Officer)	December 21, 2009

/s/	JOHN V. MULVANEY, SR. John V. Mulvaney, Sr.	Director	December 21, 2009

/s/	RICHARD C. TARAPCHAK Richard C. Tarapchak	Director	December 21, 2009

/s/	ANDREW J. CEDEROTH Andrew J. Cederoth	Director	December 21, 2009

/s/	JACK J. ALLEN Jack J. Allen	Director	December 21, 2009

/s/	ALICE M. PETERSON Alice M. Peterson	Director	December 21, 2009

INDEX