Form 10-Q
period 2010-01-31
NAVISTAR FINANCIAL CORP
filed 2010-03-09
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
or
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
Yes [   ]                                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 31, 2010, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Millions of dollars	For the Three Months Ended January 31,
	2010	2009
Revenues
Retail notes and finance leases revenue	$40.7	$47.1
Operating leases revenue	6.2	5.2
Wholesale notes interest	4.0	5.2
Retail and wholesale accounts interest	5.4	5.3
Securitization income	4.1	10.1
Other revenues	3.9	2.8
Total revenues	64.3	75.7

Expenses
Cost of borrowing:
Interest expense	15.6	26.9
Other	6.1	3.3
Credit, collections and administrative	13.5	15.4
Provision for credit losses	8.0	4.0
Depreciation on operating leases	5.2	3.9
Derivative expense	3.6	22.4
Other (income) expenses	(0.1)	2.3
Total expenses	51.9	78.2

Income (loss) before taxes	12.4	(2.5)
Income tax expense (benefit)	4.7	(0.6)
Net income (loss)	$7.7	$(1.9)

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income
(Loss) (Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6
2009 Activity:
Net loss	-	-	(1.9)	-	(1.9)	$(1.9)
Capital contribution from parent company	-	20.0	-	-	20.0	-
Pension adjustment, (net of tax)	-	-	-	0.2	0.2	0.2
Balance at January 31, 2009	$1.6	$219.6	$77.2	$(7.5)	$290.9	$(1.7)

Balance at October 31, 2009	$1.6	$219.6	$107.8	$(16.8)	$312.2
2010 Activity:
Net income	-	-	7.7	-	7.7	$7.7
Pension adjustment, (net of tax)	-	-	-	0.2	0.2	0.2
Balance at January 31, 2010	$1.6	$219.6	$115.5	$(16.6)	$320.1	$7.9

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of January 31, 2010	As of October 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$12.2	$16.1
Finance receivables, net of unearned income:
Finance receivables	2,272.1	2,538.6
Finance receivables from affiliates	119.0	154.3
Allowance for losses	(35.3)	(32.6)
Finance receivables, net	2,355.8	2,660.3

Amounts due from sales of receivables	315.4	291.5
Net investment in operating leases	92.0	79.5
Vehicle inventory	22.5	26.5
Restricted cash and cash equivalents	364.5	421.8
Other assets	113.4	107.7
Total assets	$3,275.8	$3,603.4

LIABILITIES AND SHAREOWNER’S EQUITY
Net accounts due to affiliates	$177.2	$31.2
Senior and secured borrowings	2,631.0	3,093.6
Other liabilities	147.5	166.4
Total liabilities	2,955.7	3,291.2

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	219.6
Retained earnings	115.5	107.8
Accumulated other comprehensive loss	(16.6)	(16.8)
Total shareowner’s equity	320.1	312.2
Total liabilities and shareowner’s equity	$3,275.8	$3,603.4

See Notes to Consolidated Financial Statements

INDEX

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended January 31,
Millions of dollars	2010	2009

Cash flow from operating activities:
Net income (loss)	$7.7	$(1.9)
Adjustments to reconcile net loss to cash flow from operations:
Net loss on sales of finance receivables	15.5	14.8
Net (gain) loss on sale and impairment of equipment under
operating leases and vehicle inventory	(0.3)	2.1
Depreciation and amortization	10.0	6.5
Provision for credit losses	8.0	4.0
Net change in amounts due from sales of receivables	(23.9)	30.8
Net change in finance receivables - wholesale notes	12.0	6.6
Net change in finance receivables from affiliates - wholesale	30.1	34.6
Net change in net accounts due to affiliates	146.0	45.4
Net change in other assets and liabilities	(8.9)	(1.2)
Net cash provided by operating activities	196.2	141.7

Cash flow from investing activities:
Net originations of retail notes and finance leases, includes affiliates	(185.8)	(206.7)
Net change in restricted cash and cash equivalents	57.3	150.1
Collections on retail notes and finance lease receivables, net of change in unearned finance income, includes affiliates	245.8	282.1
Net change in finance receivables from affiliates - accounts	1.4	3.7
Net change in finance receivables - accounts	166.8	85.7
Proceeds from sale of vehicle inventory	14.8	14.3
Purchase of equipment leased to others	(20.2)	(5.3)
Proceeds from sale of equipment under operating leases	2.7	0.7
Net cash provided by investing activities	282.8	324.6

Cash flow from financing activities:
Net change in bank revolver facilities, net of issuance costs	(290.7)	(202.9)
Proceeds from issuance of senior bank term debt, net of issuance costs	435.3	-
Principal payments on senior bank term debt	(599.8)	(1.6)
Proceeds from issuance of secured borrowings, net of issuance costs	239.0	11.5
Payments on secured borrowings	(266.7)	(316.6)
Capital contribution from parent company	-	20.0
Net cash used by financing activities	(482.9)	(489.6)

Change in cash and cash equivalents	(3.9)	(23.3)
Cash and cash equivalents, beginning of year	16.1	34.4
Cash and cash equivalents, end of period	$12.2	$11.1

Supplemental cash flow information:
Interest paid	$15.3	$31.4
Income taxes paid, net of refunds	0.5	0.1
Transfers of loans and leases to vehicle inventory	11.5	12.5

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the three month period ended January 31, 2010 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in our 2009 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Standards

As of January 31, 2010, we adopted new accounting guidance that expands disclosure requirements for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Our nonfinancial asset impacted by this disclosure was Vehicle inventory, which is measured at the lower of cost or fair value and reviewed for impairment. The new guidance relates to disclosure only and, therefore, did not have an impact on our consolidated financial condition, results of operations or cash flows. The disclosure requirements of this new accounting guidance are included in Note 13, Fair Value Measurements.

Effective November 1, 2009, we adopted new accounting guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Adoption did not have an impact on our consolidated financial condition, results of operations or cash flows.

Effective November 1, 2009 we adopted new accounting guidance relating to business combinations that defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Additionally, the new guidance addresses application issues on: initial recognition and measurement; subsequent measurement and accounting; and disclosure of assets and liabilities arising from contingencies in a business combination. Adoption did not have an impact on our consolidated financial condition, results of operations or cash flows.

Recently Issued Accounting Standards

New accounting guidance issued by various standard setting and governmental authorities that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our financial position, results of operations and cash flows:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending April 30, 2010.  Our effective date for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements is November 1, 2011. The new guidance relates to disclosure only and, therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows. When effective, we will comply with the disclosure provisions of this new guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2008, the FASB issued new accounting guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post retirement plan. This guidance is effective for fiscal years ending after December 15, 2009. Our effective date is October 31, 2010. The new guidance relates to disclosure only and, therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows. When effective, we will comply with the disclosure provisions of this new guidance.

We have determined that all other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and Navistar, Inc. relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from Navistar, Inc. at rates applied to the average outstanding balances.  These agreements are amended from time to time to reflect prevailing market rates and fees. Effective December 16, 2009, NFC began charging Navistar, Inc. a 3.0% per annum fee on the monthly outstanding balance of the new bank credit facility to adjust for the incremental cost of borrowing. This fee was $2.8 million during the three months ended January 31, 2010, and is included in Other revenue. Interest paid by dealers on wholesale notes, if any, plus the payments made by Navistar, Inc. for the typical “interest free” period offered to the dealers equals the total revenues received on wholesale notes.  Substantially all revenues earned on wholesale accounts and retail accounts are received from Navistar, Inc. Receivables purchased by NFC from Navistar, Inc. for the three months ended January 31, 2010 and 2009, were $1.0 billion each period. Aggregate interest and fee revenue from Navistar, Inc., excluding Dealcor dealers (those majority owned by Navistar, Inc.), for the three months ended January 31, 2010 and 2009, was $22.8 million and $17.9 million, respectively. The interest and fee revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest, Retail and wholesale accounts interest and Other revenue in the consolidated statements of operations.

Finance Receivable, Operating Leases and Vehicle Inventory
Under certain circumstances Navistar, Inc. is contractually liable for losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Losses recorded by Navistar, Inc. on vehicles financed by NFC were as follows for the three months ended January 31 (in millions):

	2010	2009
Net losses on finance receivables	$2.4	$0.8
Impairment losses on vehicle inventory	0.8	4.8
Net losses on sales of vehicle inventory	0.2	3.2

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”), a Mexican finance subsidiary of NIC. Fee amounts are based on outstanding balances. These guarantee fees for the three months ended January 31, 2010 and 2009, were $0.8 million and $0.6 million, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NFM's debt.  Fees paid by NFC for this backstop guarantee were less than $0.1 million and $0.1 million for the three months ended January 31, 2010 and 2009, respectively. No losses have been incurred relating to the guarantees.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unsecured Loans to Affiliates

On March 1, 2010, NFC entered into a one-year working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to the Eurodollar loan rate for each month as set forth in the December 2009 bank credit facility). This agreement replaces the one-year $100.0 million working capital loan agreement which expired December 10, 2009. As of January 31, 2010 and October 31, 2009, no amounts were outstanding under the working capital loans and no interest income was recognized during either of the three month periods ended January 31, 2010 or 2009.

Support Agreements

As a condition to the December 2009 bank credit facility, Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pre-tax income, consolidated interest expense and capital contributions from Navistar, Inc. to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended. Navistar, Inc. made capital contributions of $20.0 million to NFC during the three months ended January 31, 2009, to ensure compliance with the 125% Fixed Charge Coverage Ratio.  As of January 31, 2010, no additional contributions have been required.

Net Accounts Due and Finance Receivables from Affiliates

NIC has significant ownership interest in, or is primary beneficiary of VIEs related to, certain Dealcor dealers. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $2.0 million and $2.3 million for the three months ended January 31, 2010 and 2009, respectively. Net accounts due to affiliates represents the balance of other payables and receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following receivables from affiliates (in millions):

	January 31, 2010	October 31, 2009
Finance receivables from affiliates net of unearned income and dealer reserve (Dealcor retail)	$101.0	$104.8
Finance receivables from affiliates (Dealcor wholesale)	18.0	49.5
Net accounts due to affiliates (non-Dealcor)	177.2	31.2

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States and we perform regular credit evaluations of our dealers and customers. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes. Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivables.  As of January 31, 2010 and October 31, 2009, no single customer represented a significant concentration of credit risk.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finance receivables balances are summarized as follows (in millions):

	January 31, 2010	October 31, 2009
Retail notes, net of unearned income	$1,864.8	$1,955.2
Finance leases, net of unearned income	124.2	121.5
Wholesale notes held-for-sale	155.9	167.9
Accounts (includes retail and wholesale)	127.2	294.0
Finance receivables from affiliates, net of unearned income	119.0	154.3
Total finance receivables	2,391.1	2,692.9
Allowance for losses	(35.3)	(32.6)
Total finance receivables, net	$2,355.8	$2,660.3

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):
	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Year Ended October 31, 2009
Allowance for losses, beginning of period	$32.6	$28.4	$28.4
Provision for credit losses	8.0	4.0	29.7
Net charge-offs	(5.3)	(2.8)	(25.5)
Allowance for losses, end of period	$35.3	$29.6	$32.6

Finance receivables include the following amounts relating to impaired receivables (in millions):
	January 31, 2010	October 31, 2009
Impaired receivables with specific loss reserves	$55.3	$62.3
Impaired receivables without specific loss reserves	2.8	2.5
Total impaired receivables	$58.1	$64.8

Specific loss reserves on impaired receivables recorded by NFC	$12.5	$10.3
Specific loss reserves recorded by Navistar, Inc.	13.4	14.2
Finance receivables over 60 days delinquent	21.6	15.7

The average balances of impaired finance receivables for the three months ended January 31, 2010 and 2009, were $59.4 million and $62.2 million, respectively.

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of January 31, 2010, three customers accounted for 43.0% of total impaired receivables with specific loss reserves of $5.7 million recorded by NFC and $5.2 million recorded by Navistar, Inc. As of October 31, 2009, three customers accounted for 42.5% of total impaired receivables with specific loss reserves of $5.6 million recorded by NFC and $2.0 million recorded by Navistar, Inc. NFC would be solely responsible for $10.1 million and $12.5 million of impaired receivables as of January 31, 2010, and October 31, 2009, respectively. Navistar, Inc. would be solely responsible for $2.6 million and $4.4 million of impaired receivables as of January 31, 2010, and October 31, 2009, respectively. Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Certain impairment losses and losses on the sale of vehicle inventory are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements. Combined net losses recorded by NFC and Navistar, Inc. are summarized as follows for the three months ended January 31 (in millions):

	2010	2009
Impairment losses on vehicle inventory	$2.4	$5.5
Net (gains) losses on sale of vehicle inventory	(1.5)	4.5

See Note 2, Transactions with Affiliated Companies, for the portion of the above losses recorded by Navistar, Inc. The remaining impairment losses and losses on the sale of vehicles recorded by NFC are included in Other (income) expenses in the consolidated statements of operations.

The change in NFC’s Vehicle inventory is summarized as follows (in millions):
	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Year Ended October 31, 2009
Vehicle inventory, beginning of period	$26.5	$42.0	$42.0
Net additions	11.5	12.5	67.3
Impairment loss:
Recorded by NFC	(1.6)	(0.7)	(3.9)
Recorded by Navistar, Inc.	(0.8)	(4.8)	(9.2)
Net book value of repossessed assets sold	(13.1)	(15.6)	(69.7)
Vehicle inventory, end of period	$22.5	$33.4	$26.5

6.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):

	January 31, 2010	October 31, 2009
Investment in operating leases	$134.7	$119.8
Less: Accumulated depreciation	(43.5)	(41.0)
Net investment in equipment under operating leases	91.2	78.8
Rent receivable net of reserve for past due operating leases	0.8	0.7
Net investment in operating leases	$92.0	$79.5

7.  INCOME TAXES

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense.  Ordinary income refers to income (loss) from continuing operations before income tax expense (benefit) excluding significant unusual or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.  Items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates and adjustments to our valuation allowance following a change in judgment concerning the realizability of deferred tax assets in future years.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of January 31, 2010, the gross unrecognized tax benefits exclusive of accrued interest and penalties were $8.0 million, ($5.0 million net of offsetting indirect tax benefits).  If these unrecognized tax benefits were recognized, the entire amount would impact our effective tax rate.

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

We recognize interest and penalties as part of Income tax expense (benefit). Total gross interest and penalties included in Income tax expense (benefit) were $0.2 million for each of the three months ended January 31, 2010 and 2009.  Cumulative gross interest and penalties included in the consolidated statements of financial condition as of January 31, 2010 and October 31, 2009 were $3.6 million and $3.4 million ($2.4 million and $2.3 million, respectively, net of indirect benefits).

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

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	January 31, 2010	October 31, 2009	January 31, 2010	October 31, 2009
Bank credit facility at variable rates due December 2012	$756.0	$-	4.6%	-
Bank credit facility at variable rates refinanced in December 2009	-	1,267.9	-	2.3%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	0.5%	0.5%
Secured fixed-rate term loan due March 2013	76.9	-	5.9%	-
Borrowings secured by asset-backed securities at various rates, currently between 0.6% and 5.9%, due serially through October 2016	1,160.2	1,191.5	2.2%	1.6%
Borrowings secured by operating and finance leases due serially through October 2016 at rates currently between 2.6% and 6.6%	137.9	134.2	4.3%	4.0%
Total senior and secured borrowings	$2,631.0	$3,093.6	2.8%	1.8%

On December 16, 2009, the bank credit facility was refinanced for $815.0 million, maturing in December 2012. The facility contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Under the new facility, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. The term loan principal is to be paid in quarterly installments of $0.9 million through October 31, 2012, with the balance of $354.2 million due on December 16, 2012.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concurrent with the bank credit facility refinancing, NFC issued borrowings secured by asset-backed securities of $224.9 million and issued a term loan secured by retail notes and leases of $79.3 million with monthly scheduled principal payments through March 2013.

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the qualified and non-qualified pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of January 31, 2010, all legal funding requirements have been met.  We were not required to make contributions to our pension plans for fiscal year 2009 and did not make contributions for the three months ended January 31, 2010 or 2009.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in Credit, collections and administrative for the three months ended January 31, is comprised of the following (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost for benefits earned during the period	$0.1	$0.1	$-	$-
Interest on obligation	0.9	1.0	0.2	0.3
Amortization of cumulative losses	0.2	0.1	-	-
Less expected return on assets	(0.9)	(0.9)	(0.1)	(0.1)
Net postretirement benefits expense	$0.3	$0.3	$0.1	$0.2

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plans receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million for each of the three months ended January 31, 2010 and 2009.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of January 31, 2010, NFC’s maximum guarantee exposure to this outstanding debt was $207.3 million, the total amount outstanding at that date.  As of October 31, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $199.5 million, the total amount outstanding at that date.  See Note 2 for fees recorded by NFC relating to these guarantees.

Guarantees of Derivatives

As of January 31, 2010 and October 31, 2009, NFC guaranteed derivative contracts for interest rate swaps and interest rate caps of NFM.  NFC’s exposure is limited to the default risk of NFM.  The unfavorable fair market value of the guaranteed derivatives was immaterial as of January 31, 2010 and October 31, 2009.

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

Our derivatives are accounted for as free standing derivatives with no hedge designation, with any change in fair values recorded to earnings each period. The fair values of asset and liability derivative financial instruments are recorded on a gross basis in the consolidated statements of financial condition in Other assets and Other liabilities, respectively. See Note 13, Fair Value Measurements, for information on the fair value measurement of our derivative financial instruments. The interest rate swap agreements have contractual maturity dates ranging from May 18, 2010 to April 18, 2016. The fair values of our derivative instruments are as follows (in millions):

	Other Assets		Other Liabilities
January 31, 2010	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$946.8	$25.2	$1,915.5	$46.8
Interest rate caps purchased	500.0	3.5	-	-
Interest rate caps sold	-	-	500.0	3.2
Total derivatives	$1,446.8	$28.7	$2,415.5	$50.0

	Other Assets		Other Liabilities
October 31, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,124.7	$32.4	$2,314.1	$61.1
Interest rate caps purchased	500.0	4.8	-	-
Interest rate caps sold	-	-	500.0	4.1
Total derivatives	$1,624.7	$37.2	$2,814.1	$65.2

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The losses (gains) from derivative instruments included in Derivative expense are as follows for the three months ended January 31 (in millions):

	2010	2009
Interest rate swaps	$3.2	$22.4
Interest rate caps purchased	1.3	2.0
Interest rate caps sold	(0.9)	(2.0)
Total	$3.6	$22.4

12. SECURITIZATION TRANSACTIONS

We typically sell our finance receivables to our various special purpose entities, while continuing to service the receivables thereafter.  In addition to servicing, NFC’s continued involvement includes retained interests in the sold receivables and hedging interest rates of the special purpose entity debt using interest rate swaps and caps. We maintain an ownership interest in a subordinated tranche that is in a first loss position. In accordance with ASC Topic 860, some of these transactions qualify as sales of financial assets (off-balance sheet) whereby an initial gain or loss is recorded and servicing fee revenue, excess spread income and associated collection and servicing costs are recorded over the remaining life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.

Securitizations accounted for as sales of financial assets

NFC securitizes wholesale notes receivables and retail accounts receivables through off-balance sheet funding facilities.

The wholesale notes owner trust owned $807.7 million of wholesale notes and $212.0 million in cash equivalents as of January 31, 2010, and $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009.

Components of available wholesale note trust funding facilities were as follows (in millions):

	Maturity	January 31, 2010	October 31, 2009
Investor notes	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	August 2010	500.0	650.0
Investor notes	October 2012	350.0	-
Total		$1,062.0	$862.0

The utilized portion of the VFC was $200.0 million and $350.0 million as of January 31, 2010 and October 31, 2009, respectively. Our retained interest was $249.3 million and $191.9 million as of January 31, 2010 and October 31, 2009, respectively. On November 10, 2009, NFC completed the sale of $350.0 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program. Concurrent with this sale, the VFC facility commitment was reduced from $650.0 million to $500.0 million.

On February 12, 2010, NFC completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under TALF. In addition, on February 25, 2010, NFC paid off investor notes of $212.0 million upon maturity.

The Truck Retail Accounts Corporation (“TRAC’) facility owned $81.3 million of retail accounts and $13.0 million of cash equivalents as of January 31, 2010, and $89.2 million of retail accounts and $19.6 million of cash equivalents as of October 31, 2009.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amount of available retail accounts funding was as follows (in millions):
	Maturity	January 31, 2010	October 31, 2009
Conduit funding facility	October 2010	$100.0	$100.0
Funding utilized		(27.1)	(7.7)
Total availability		$72.9	$92.3

Our retained interest held in TRAC was $66.1 million and $99.6 million as of January 31, 2010 and October 31, 2009, respectively.

Amounts due from sales of receivables

Amounts due from sales of receivables represent NFC’s retained interest in those off-balance sheet securitization transactions described above for wholesale notes and retail accounts.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $315.4 million and $291.5 million as of January 31, 2010 and October 31, 2009, respectively.

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the gain or loss on the sale of the receivables.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of our retained interests is based on these assumptions. See Note 13, Fair Value Measurements, for more information on the fair value measurement of our retained interests.  We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required.  Our retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

Amounts due from sales of receivables are summarized as follows (in millions):
	January 31, 2010	October 31, 2009
Excess seller’s interest	$291.0	$275.3
Interest only strip	12.3	9.6
Restricted cash reserves	12.1	6.6
Total amounts due from sales of receivables	$315.4	$291.5

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The key economic assumptions as of January 31, 2010 and October 31, 2009, and the sensitivity of the current fair values of residual cash flows as of January 31, 2010, to an immediate adverse change of 10 and 20 percent in that assumption are as follows (in millions):
	January 31,	October 31,	Adverse Fair Value Change at January 31, 2010
	2010	2009	10%	20%
Discount rate (annual)	8.1 to 19.1%	9.1 to 20.5%	$3.0	$6.5
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.2
Payment speed (percent of portfolio per month)	6.0 to 86.7%	4.9 to 70.8%	0.8	1.7

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income (in millions):

January 31, 2010	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$1,864.8	$124.2	$886.8	$208.5	$195.8	$3,280.1
Less sold receivables – off-balance sheet	-	-	(730.9)	(81.3)	(76.8)	(889.0)
Total on-balance sheet.	$1,864.8	$124.2	$155.9	$127.2	$119.0	$2,391.1

October 31, 2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$1,955.2	$121.5	$835.3	$383.2	$250.0	$3,545.2
Less sold receivables –off-balance sheet	-	-	(667.4)	(89.2)	(95.7)	(852.3)
Total on-balance sheet	$1,955.2	$121.5	$167.9	$294.0	$154.3	$2,692.9

For sold receivables, wholesale notes and affiliates balances past due over 60 days were $0.6 million and $0.8 million as of January 31, 2010 and October 31, 2009, respectively. Accounts balances in TRAC past due over 60 days were $0.1 million and $1.6 million as of January 31, 2010 and October 31, 2009, respectively. No credit losses on sold receivables were recorded for the three months ended January 31, 2010 or 2009.

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of operations for the three months ended January 31 (in millions):

	2010	2009
Fair value adjustments	$6.8	$19.5
Excess spread income	10.6	2.1
Servicing fees revenue	2.2	2.2
Losses on sales of receivables	(15.5)	(14.8)
Investment income	-	1.1
Securitization income	$4.1	$10.1

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash flows from off-balance sheet securitization transactions for the three months ended January 31 are as follows (in millions):

	2010	2009
Proceeds from sales of finance receivables	$1,073.0	$1,042.5
Servicing fees	2.2	2.2
Cash from net excess spread	10.4	1.7
Investment income	-	0.7
Net cash from securitization transactions	$1,085.6	$1,047.1

We have not provided any financial or other support that we were not contractually obligated to provide to any special purpose entity or related beneficial interest holders, and there are no third party liquidity arrangements, guarantees or other commitments that may affect the fair value of our retained interests in our securitizations.

Securitizations accounted for as secured borrowings

Securitizations accounted for as secured borrowings include retail owner trust VIEs for which we are the primary beneficiary and other securitizations that do not qualify for sale accounting treatment. These secured borrowings are payable solely out of collections on the finance receivables, operating leases and other assets transferred to those subsidiaries.  The asset-backed debt is the legal obligation of the consolidated subsidiary whereby there is generally no recourse to NFC.

Variable interest entities

We consolidate the retail owner trusts as VIEs since we remain the primary beneficiary of the trusts’ assets and liabilities.

As transferors of wholesale notes to QSPEs, such transfers are not subject to the accounting standard on consolidation of VIEs, therefore, we do not consolidate any QSPEs to which those financial assets are transferred. The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.  As of January 31, 2010 and October 31, 2009, our retained interest in the QSPEs was $315.4 million and $291.5 million, respectively.

There was no change in the determination to consolidate these entities during the three months ended January 31, 2010, and we have not provided any financial or other support that we were not contractually obligated to provide.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the carrying amount of transferred financial assets and (liabilities) of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
January 31, 2010	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,074.9	$644.7	$1,719.6
Net investment in operating leases	-	92.0	92.0
Restricted cash and cash equivalents	112.1	249.3	361.4
Vehicle inventory	12.3	3.9	16.2
Net derivative fair value	(25.0)	3.5	(21.5)
Secured borrowings	(946.8)	(851.3)	(1,798.1)

	Consolidated	Other
October 31, 2009	VIEs	Securitizations	Total
Finance receivables, net of allowance	$1,310.8	$404.9	$1,715.7
Net investment in operating leases	-	79.5	79.5
Restricted cash and cash equivalents	134.9	286.7	421.6
Vehicle inventory	13.9	5.6	19.5
Net derivative fair value	(31.6)	4.8	(26.8)
Secured borrowings	(1,191.5)	(634.2)	(1,825.7)

NFC securitized finance receivables and investments in operating leases of $239.1 million and $11.8 million under secured borrowings for the three months ended January 31, 2010 and 2009, respectively.

13. FAIR VALUE MEASUREMENTS

In accordance with FASB ASC 820, we use a three-level valuation hierarchy of fair value measurements based upon the reliability of observable and unobservable inputs used in valuations of fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The use of observable and unobservable inputs result in the following fair value hierarchy of fair value measurements:

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Assets and Liabilities. We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. Certain interest rate swaps are amortized based on actual loan liquidations which can fluctuate from month to month.  In these cases, market data is not available and we estimate the amortization of the notional amount which is used to determine fair value. Measurements based upon these assumptions are Level 3. Changes in fair value are recognized in Derivative expense. We consider counterparty non-performance risk in the recognized measure of fair value of derivative financial instruments. We use our counterparty’s non-performance spread for derivative assets and our non-performance spread for derivative liabilities.

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

Cash and Cash Equivalents, Accounts (Wholesale and Retail), Restricted Cash and Cash Equivalents, and Net Accounts Due to Affiliates. The estimated fair values of these financial instruments approximate the respective carrying values as a result of their short-term maturity or highly liquid nature.

The following table presents the carrying amounts and estimated fair values of our financial instruments (in millions):

	January 31, 2010		October 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$12.2	$12.2	$16.1	$16.1
Retail notes	1,864.8	1,728.2	1,955.2	1,814.5
Finance receivables from affiliates	119.0	111.7	154.3	144.1
Accounts (wholesale and retail)	127.2	127.2	294.0	294.0
Wholesale notes	155.9	155.9	167.9	167.9
Amounts due from sales of receivables	315.4	315.4	291.5	291.5
Restricted cash and cash equivalents	364.5	364.5	421.8	421.8
Derivative financial instruments	28.7	28.7	37.2	37.2

Financial liabilities:
Net accounts due to affiliates	177.2	177.2	31.2	31.2
Senior and secured borrowings	2,631.0	2,659.5	3,093.6	3,008.2
Derivative financial instruments	50.0	50.0	65.2	65.2

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the fair values of financial instruments measured on a recurring basis (in millions):

January 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$3.5	$25.2	$28.7
Amounts due from sales of receivables	-	-	315.4	315.4
Assets total	$-	$3.5	$340.6	$344.1
Liabilities:
Derivative financial instruments	-	25.0	25.0	50.0
Liabilities total	$-	$25.0	$25.0	$50.0

October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments	$-	$4.8	$32.4	$37.2
Amounts due from sales of receivables	-	-	291.5	291.5
Assets total	$-	$4.8	$323.9	$328.7
Liabilities:
Derivative financial instruments	-	33.6	31.6	65.2
Liabilities total	$-	$33.6	$31.6	$65.2

The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis for the three months ended January 31 (in millions):

2010	Net Derivatives	Retained Interests	Total
Beginning balance	$0.8	$291.5	$292.3
Realized and unrealized losses included in earnings	(0.6)	(5.1)	(5.7)
Purchases, issuances and settlements	-	29.0	29.0
Ending balance	$0.2	$315.4	$315.6

2009	Net Derivatives	Retained Interests	Total
Beginning balance	$-	$229.6	$229.6
Realized and unrealized gains included in earnings	2.0	5.1	7.1
Purchases, issuances and settlements	-	(35.9)	(35.9)
Ending balance	$2.0	$198.8	$200.8

Purchases, issuances and settlements represent the net cash activity related to new securitizations, liquidations and pay downs of retained interests.

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents assets measured at fair value on a nonrecurring basis (in millions):

	January 31, 2010	October 31, 2009
Impaired finance receivables measured at fair value	$55.3	$62.3
Specific loss reserve recorded by NFC	(12.5)	(10.3)
Specific loss reserve recorded by Navistar, Inc.	(13.4)	(14.2)
Fair value of impaired finance receivables	$29.4	$37.8

Vehicle inventory	$22.5	$26.5

An impairment charge is recorded for the amount by which the carrying value of the finance receivables exceeds the fair value of the underlying collateral, net of remarketing costs. Fair values of the underlying collateral and Vehicle inventory are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs. Combined impairment losses for NFC and Navistar, Inc. on Vehicle inventory were $2.4 million and $5.5 million for the three months ended January 31, 2010 and 2009, respectively.

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

INDEX
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. SUBSEQUENT EVENT

On March 5, 2010,  NFC entered into a three-year Operating Agreement (with one year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”), Navistar, Inc. and NIC.  Under the terms of the agreement, GE becomes Navistar, Inc.’s preferred source of retail customer financing for equipment offered by Navistar, Inc. and its dealers in the U.S. GE will co-locate its operations in NFC’s existing facility and will offer employment to NFC’s sales, credit and marketing personnel.  Navistar, Inc. will also provide GE a loss sharing arrangement for credit losses similar to the loss sharing arrangement currently in place with NFC. While under limited circumstances, NFC retains the rights to originate retail customer financing, the Company expects its retail finance receivables and retail finance revenues will decline over the next five years as its retail portfolio pays down.  For the three months ended January 31, 2010 and 2009, retail note and lease originations were $206.0 million and $212.0 million, respectively. Retail note and lease revenues for the three months ended January 31, 2010 and 2009, were $46.9 million and $52.3 million, respectively. We estimate that exit costs associated with this transaction will not exceed $5.0 million.

INDEX

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risk Factors

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward–looking statements only speak as of the date of this report and NFC assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions.  These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions.   For a further description of these factors, see Item 1A, Risk Factors included within our Form 10-K for year ended October 31, 2009, which was filed on December 21, 2009.  Although we believe that these forward-looking statements are based on reasonable assumptions,  many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our Annual Report on Form 10-K for the year ended October 31, 2009, including the consolidated financial statements and the accompanying notes presented therein. The information contained herein is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements during the period reported, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material impact on our future performance, as well as how certain accounting principles affect our consolidated financial statements.

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

Credit spreads, which generally represent the default risk component above the base interest rate that a lender charges its customer, remain at historically high levels but are currently lower than the unprecedented levels seen at the end of 2008 and beginning of 2009. The increase in credit spreads has been partially offset by lower base interest rates. The value of our lease and loan portfolio, the underlying collateral and our ability to generate new business at competitive rates depend substantially on the economic condition of the trucking industry. These conditions have negatively impacted unit sales volumes for Navistar, Inc. Both retail and wholesale portfolio balances reflect the decline in the traditional truck industry volume.  With the decline in the truck market, the retail portfolio is liquidating faster than new acquisitions are being financed. Navistar, Inc. expects a slight recovery in traditional truck industry retail deliveries in 2010. On the wholesale side, dealer financing has increased slightly as credit markets have stabilized. NFC’s ability to raise rates has not been enough to counterbalance the entire impact of the lower financing volume. In 2010, credit spreads are expected to decrease slightly from year end 2009 levels but remain higher than historical norms. NFC’s borrowing costs on our recent securitizations and the refinancing of our bank facility have increased dramatically and a large portion of the increase has been passed on to Navistar, Inc. in the form of higher finance rates and fees. We have also increased dealer wholesale finance rates. If borrowing costs on future funding facilities continue to increase, NFC will likely raise its finance rates to Navistar, Inc. and other customers.

INDEX

On March 5, 2010,  NFC entered into a three-year Operating Agreement (with one year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”), Navistar, Inc. and NIC.  Under the terms of the agreement, GE becomes Navistar, Inc.’s preferred source of retail customer financing for equipment offered by Navistar, Inc. and its dealers in the U.S. GE will co-locate its operations in NFC’s existing facility and will offer employment to NFC’s sales, credit and marketing personnel.  Navistar, Inc. will also provide GE a loss sharing arrangement for credit losses similar to the loss sharing arrangement currently in place with NFC. While under limited circumstances, NFC retains the rights to originate retail customer financing, the Company expects its retail finance receivables and retail finance revenues will decline over the next five years as its retail portfolio pays down.  For the three months ended January 31, 2010 and 2009, retail note and lease originations were $206.0 million and $212.0 million, respectively. Retail note and lease revenues for the three months ended January 31, 2010 and 2009, were $46.9 million and $52.3 million, respectively.

Revenues have been declining reflecting lower financing volume as a direct result of lower Navistar, Inc. vehicle sales. Our Cost of borrowing declined substantially reflecting the impact of a lower base interest rate environment and lower average outstanding debt balances. NFC uses interest rate swaps and caps as economic hedges on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, thus the fair value adjustment is a period cost which can swing dramatically when fluctuations in forward interest rates occur. Securitization income has decreased reflecting the impact of higher over-collateralization requirements of our renewed VFC wholesale notes facility and funding under the TALF facility. Additionally, our Provision for credit losses has increased as a result the increase in our allowance to finance receivables coverage ratio from 1.1% at January 31, 2009 to 1.7% at January 31, 2010, attributable to an increase in specific loss reserves and the impact of higher historical losses, partially offset by the decline in portfolio balances.

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the three months  ended January 31, 2010 and 2009, as prepared in accordance with U.S. GAAP for interim financial information (in millions).

	Three Months Ended January 31
	2010	2009	Change	% Change
Revenues
Financing revenue	$50.1	$57.6	$(7.5)	(13.0)
Securitization income	4.1	10.1	(6.0)	(59.4)
Operating leases and other revenue	10.1	8.0	2.1	26.3
Total revenues	64.3	75.7	(11.4)	(15.1)

Expenses
Cost of borrowing	21.7	30.2	(8.5)	(28.1)
Credit, collections and administrative	13.5	15.4	(1.9)	(12.3)
Provision for credit losses	8.0	4.0	4.0	100.0
Depreciation on operating leases	5.2	3.9	1.3	33.3
Derivative expense	3.6	22.4	(18.8)	(83.9)
Other (income) expenses	(0.1)	2.3	(2.4)	N.M.
Total expenses	51.9	78.2	(26.3)	(33.6)

Income (loss) before taxes	12.4	(2.5)	14.9	N.M.
Income tax expense (benefit)	4.7	(0.6)	5.3	N.M .
Net income (loss)	$7.7	$(1.9)	$9.6	N.M.

Percentage changes deemed to be not meaningful are designated N.M.

INDEX

Financing Revenue

Financing revenues is comprised of interest revenue from the following interest earning assets (in millions):

	Three Months Ended January 31
	2010	2009	Change	% Change

Retail notes and finance leases	$40.7	$47.1	$(6.4)	(13.6)
Wholesale notes	4.0	5.2	(1.2)	(23.1)
Retail and wholesale accounts	5.4	5.3	0.1	1.9
Total financing revenue	$50.1	$57.6	$(7.5)	(13.0)

Three month period ended January 31, 2010 compared to the three month period ended January 31, 2009

Financing revenue decreased as a result of a decrease in the average finance receivable portfolio balance from $3.0 billion to $2.5 billion, as originations decreased on declining industry demand for vehicles. The average interest rates of the finance receivable portfolio were 8.0% and 7.7% for 2010 and 2009, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $2.1 million to $10.6 million primarily resulting from the effect of new pricing programs. Gains and losses on sales of receivables net of fair value adjustments decreased from a gain of $4.7 million to a loss of $8.7 million as a result of increased over-collateralization requirements effective with the recent renewal of the VFC wholesale funding facility. This decrease was partially offset by a reduction in discount rates. Servicing fees remained constant and investment income decreased as a result of lower interest rates on restricted cash accounts established as additional collateral for our sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues increased from $8.0 million to $10.1 million primarily as a result of an increase in rent from higher investment in equipment in operating leases, as well as an additional fee charged to NIC for the incremental credit spread effective with the bank refinancing in December 2009. These increases were partially offset by lower investment interest rates and lower invested cash balances.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $30.2 million to $21.7 million as a result of lower average debt balances and lower borrowing rates. Our average interest rates on Senior and secured borrowings were 2.2% and 3.1% for the respective periods in 2010 and 2009 driven by lower LIBOR rates, partially offset by a higher credit spread on the retail securitization completed in April 2009 and the bank refinancing completed in December 2009.  The average outstanding debt balance decreased from $3.4 billion to $2.9 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  The net decrease of $1.9 million resulted from separation costs in the 2009 period of $2.3 million that were not incurred in the 2010 period. The decrease was partially offset by $0.4 million relating to increases in wages, benefits and other administrative costs.

Provision for credit losses on receivables increased from $4.0 million to $8.0 million as we increased our allowance to finance receivables coverage ratio from 1.1% at January 31, 2009 to 1.7% at January 31, 2010, attributable to an increase in specific loss reserves and the impact of higher historical losses.

Depreciation on operating leases increased from $3.9 million to $5.2 million reflecting an increase in the investment in equipment under operating leases.  The average investment in operating leases increased from $118.2 million to $127.3 million.

INDEX

Derivative expense decreased from $22.4 million to $3.6 million. An abrupt decrease in forward interest rate curves during the three months ended January 31, 2009, caused net fair values to decrease dramatically. Additionally, the notional amounts of amortizing swaps were lower during the three months ended January 31, 2010.

Other (income) expenses moved from an expense position of $2.3 million to an income position of $0.1 million primarily as a result of a net gain on sales of vehicle inventory. This reflects some improvement in used truck values which have declined throughout the recent adverse economic environment.

Income tax expense (benefit) includes federal, state and foreign taxes.  Our income tax expense changed from a benefit of $0.6 million to an expense of $4.7 million primarily as a result of moving from a pre-tax loss position to a pre-tax profit position.

Financial Condition (in millions):
	As of
	January 31, 2010	October 31, 2009	Change	% Change
Cash and cash equivalents	$12.2	$16.1	$(3.9)	(24.2)
Finance receivables, net	2,355.8	2,660.3	(304.5)	(11.4)
Amounts due from sales of receivables	315.4	291.5	23.9	8.2
Net investment in operating leases	92.0	79.5	12.5	15.7
Vehicle inventory	22.5	26.5	(4.0)	(15.1)
Restricted cash and cash equivalents	364.5	421.8	(57.3)	(13.6)
Other assets	113.4	107.7	5.7	5.3
Total assets	$3,275.8	$3,603.4	$(327.6)	(9.1)

Net accounts due to affiliates	$177.2	$31.2	$146.0	467.9
Senior and secured borrowings	2,631.0	3,093.6	(462.6)	(15.0)
Other liabilities	147.5	166.4	(18.9)	(11.4)
Total liabilities	2,955.7	3,291.2	(335.5)	(10.2)

Total shareowner’s equity	320.1	312.2	7.9	2.5

Total liabilities and shareowner’s equity	$3,275.8	$3,603.4	$(327.6)	(9.1)

Balances as of January 31, 2010 compared to balances as of October 31, 2009

Finance receivables, net decreased $304.5 million to a balance of $2.4 billion.  Of the $304.5 million decrease, retail notes and finance leases, net of unearned income decreased $87.7 million which was the result of fewer acquisitions combined with customer payments. Accounts decreased by $166.8 million primarily relating to Ford business for which originations contractually ceased during the first fiscal quarter of 2010. Wholesale notes decreased $12.0 million as dealer concentration in the trust eased, allowing more notes to be sold into the trust.  Finance receivables from affiliates decreased $35.3 million as a result of Dealcor’s continuing effort to reduce inventories.  Allowance for losses increased $2.7 million primarily as a result of an increase in specific loss reserves and the impact of higher historical losses which was offset by the impact of a decline in the finance receivable portfolio balance.

Amounts due from sales of receivables increased from $291.5 million to $315.4 million primarily as a result of a $57.4 million increase in retained interests in sold wholesale notes caused by higher over-collateralization requirements in the amended VFC facility, and the sale of $350.0 million of investor notes within the wholesale note trust funding facility. The increase was partially offset by a decrease in TRAC retained interest of $33.5 million as customer concentration in the facility eased, allowing higher facility utilization.

Vehicle inventory decreased from $26.5 million to $22.5 million as a result of impairment losses of $2.4 million of which Navistar, Inc. recognized $0.8 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations for the period.

INDEX

Restricted cash and cash equivalents decreased from $421.8 million to $364.5 million as a result of $22.8 million in lower collateral account balances in Navistar Financial Retail Receivables Corporation (“NFRRC”) attributable to the lower outstanding portfolio level. In addition, cash collateral in Truck Retail Instalment Paper Corporation (“TRIP”) was lower by $48.1 million as finance receivable levels increased. The TRIP facility is required to maintain a combined balance of $500.0 million of finance receivables and cash equivalents as collateral. These decreases were partially offset primarily by the addition of cash collateral held in Navistar Financial Asset Sales Corp. (“NFASC”).

Other assets increased from $107.7 million to $113.4 million as a result of new debt issuance costs relating to the refinancing of the bank credit facility which are amortized over the facility term. The new debt issuance costs were partially offset by the amortization and acceleration of issuance costs relating to existing and refinanced debt, prepaid expenses and other capitalized assets, as well as the effect of monthly settlement payments and changes in fair value on derivative assets.

Senior and secured borrowings decreased from $3.1 billion to $2.6 billion primarily as a result of a net reduction in borrowings under the refinanced bank credit facility of $511.9 million and normal payments on secured borrowings of $266.7 million. These payments were partially offset by new borrowings which included the issuance of $224.9 million of asset-backed notes and a $79.3 million loan secured by retail notes and leases.

Other liabilities decreased from $166.4 million to $147.5 million primarily as a result of the monthly settlement payments and changes in fair value on derivative liabilities of $15.2 million, and a decrease in other accrued expenses of $3.7 million.

Shareholder’s equity increased from $312.2 million to $320.1 million as a result of net income of $7.7 million and pension adjustments of $0.2 million.

Asset Quality

The following table summarizes delinquencies and charge-offs:

	January 31, 2010	October 31, 2009	Change

Delinquencies
Retail notes and finance leases greater than 60 days.	0.9%	0.7%	0.2%
Wholesale notes greater than 60 days	0.1%	0.1%	-
Wholesale accounts greater than 60 days	0.9%	0.9%	-

Allowance to finance receivables coverage ratio	1.7%	1.4%	0.3%

Millions of dollars	Three Months Ended January 31,
	2010	2009	Change
Charge-offs
Retail notes and finance leases charge-offs	$5.3	$2.8	$2.5

Retail notes and finance leases charge-offs to liquidations	1.9%	1.7%	0.2%

Retail notes and finance leases delinquencies greater than 60 days have returned to prior year levels after increased levels during most of the previous year attributed to the general economic downturn. Repossessions increased from $9.5 million to $11.0 million for the three months ended January 31, 2009 and 2010, respectively, reflecting a higher delinquency status than January 31, 2009, partially offset by the impact of a lower receivable portfolio level.

The overall allowance to finance receivables coverage ratio increased as a result of an increase in specific loss reserves of $2.2 million, the impact of higher losses in the historical component of the loss allowance calculation and the decline in the finance receivables portfolio balance. The average impaired receivables as a percentage of finance receivables were 2.8% and 2.4% for the three months ended January 31, 2010 and 2009, respectively.

INDEX

The allocation of the Allowance for losses by receivable type is as follows (in millions):
	January 31, 2010	October 31, 2009
Retail Notes and Finance Leases	$34.5	$31.8
Accounts	0.8	0.8
Total	$35.3	$32.6

NFC evaluates its Allowance for losses based on a pool method by asset type: retail notes and finance leases broken out by customer type, and accounts.  The finance receivables in these pools are considered to be relatively homogenous.

NFC’s estimate of the required allowance is based upon three factors:  a historical component based upon a weighted average of actual loss experience from the most recent 12 quarters, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component.

The historical component based on actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each.

The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters.  In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio.

In addition, when we identify significant customers as a probable risk of default, we segregate those customers’ receivables from the pools and separately evaluate the estimated losses based on the market value of the collateral and specific terms of the receivable contracts.  We use the same process in estimating the collateral values as we do in estimating the values of our Vehicle inventory.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail notes and finance lease originations/purchases were $185.8 million and $206.7 million during the three months ended January 31, 2010 and 2009, respectively.  NFC provided 12.7% and 12.6% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the three months ended January 31, 2010 and 2009, respectively.  NFC experienced a slight increase in market share as a result of an increase in financing to customers not normally requiring or seeking financing from NFC.

NFC provided 96.4% and 97.5% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers for the three months ended January 31, 2010 and 2009, respectively. Wholesale note originations were $864.8 million and $777.6 million for the three months ended January 31, 2010 and 2009, respectively.

Serviced wholesale notes balances, including the portion from affiliates, were $967.1 million and $964.7 million as of January 31, 2010 and October 31, 2009, respectively. The first quarter increase reflects higher dealer acquisition activity.

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

INDEX

Credit Ratings

NFC’s credit ratings as of January 31, 2010, were as follows:
	Fitch	Standard and Poor’s
Senior unsecured debt	BB-	BB-

Outlook as of January 26, 2010	Negative	Stable

During August 2009 and May 2008, Standard and Poor’s and Fitch, respectively, removed both NIC and NFC from the credit watch with negative implications while outlook remains Negative.

Funding Trends

The uncertainty and market volatility in capital and credit markets has stabilized recently. The asset-backed securitization market used by NFC and its lending conduit banks continues to show signs of improvement. The launch of TALF has added some stability to the securitization market. Pricing has improved, although it remains higher than historical norms. The market for wholesale floorplan securitizations has been more volatile than for retail loans. The renewal of the VFC in August 2009 contains increased over-collateralization requirements and credit spreads which reduce discounted future cash flows. Given present market conditions, we expect a near-term decrease in our borrowing costs relating to new funding facilities since market credit spreads are currently lower than spreads of our more recently issued debt. Our ability to obtain financing at competitive rates depends substantially on the funding opportunities available.

On November 10, 2009, NFC completed the sale of $350.0 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program.

On December 16, 2009, our bank credit facility was refinanced for $815.0 million due in 2012. The refinancing contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Concurrent with the refinancing, NFC issued secured borrowings of $304.2 million secured by retail notes and leases. As a result of the decrease in the size of the bank facility, we have increased the balance of our trade payable with Navistar, Inc. which is included in Net accounts due to affiliates. As of January 31, 2010, the balance of the trade payable was $167.0 million. There was no balance as of October 31, 2009.

On February 12, 2010, we completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program. In addition, on February 25, 2010, NFC paid off investor notes of $212.0 million upon maturity.

Funding Facilities

We finance receivables through securitizations utilizing the asset-backed public market and private placement sales. NFC, through these securitizations, despite a rising rate market, has been able to fund its operating needs at rates which are more economical than those available to NFC in the public unsecured bond market. We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement.   In a typical securitization transaction, NFC transfers a pool of finance receivables to a bankruptcy remote, special purpose entity (“SPE”).  The SPE then transfers the receivables to a special purpose entity, generally a trust, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. The securities issued by the trust are secured by future collections on the receivables transferred to the trust. These transactions are structured as sales from a legal standpoint but are subject to the provisions of ASC Topic 860, Transfers and Servicing, as to accounting treatment.  When we finance receivables we use various wholly-owned special purpose subsidiaries depending on the assets being financed.   Navistar Financial Securities Corporation (“NFSC”) finances wholesale notes, NFRRC finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation (“TRAC”) finances retail accounts.  NFC uses TRIP to temporarily fund retail notes and retail finance leases. Navistar Financial Asset Sales Corp. (“NFASC”) finances certain retail notes.

INDEX

We securitized $246.8 million of retail notes through NFASC and issued secured borrowings of $224.9 million during the three months ended January 31, 2010.  No retail securitizations were completed through NFRRC or NFASC during the three months ended January 31, 2009. Generally, NFC enters into interest rate swap agreements in connection with a securitization of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $807.7 million of wholesale notes and $212.0 in cash equivalents as of January 31, 2010, and $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009.

Components of available wholesale note trust funding facilities were as follows (in millions):
	Maturity	January 31, 2010	October 31, 2009
Investor notes	February 2010	$212.0	$212.0
Variable funding certificate (“VFC”)	August 2010	500.0	650.0
Investor notes (TALF)	October 2012	350.0	-
Total		$1,062.0	$862.0

The utilized portion of the VFC was $200.0 million and $350.0 million as of January 31, 2010 and October 31, 2009, respectively.   The VFC facility was reduced to $500.0 million in conjunction with the sale of the $350.0 million of three-year investor notes under the TALF program on November 10, 2009. NFSC held a retained interest in the facility of $249.3 million as of January 31, 2010 and $191.9 million as of October 31, 2009. On February 12, 2010, NFC completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under TALF. On February 25, 2010, NFC paid off investor notes of $212.0 million upon maturity.

TRAC obtains financing for its retail accounts through a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. The utilized portion of the TRAC funding facility was $27.1 million and $7.7 million as of January 31, 2010 and October 31, 2009, respectively. TRAC held a retained interest in the facility of $66.1 million as of January 31, 2010, and $99.6 million as of October 31, 2009. The facility expires on October 29, 2010.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500.0 million revolving facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010.  NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases.  This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of January 31, 2010 and October 31, 2009, NFC had $349.0 million and $301.1 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $227.4 million and $275.5 million of cash equivalents as of January 31, 2010 and October 31, 2009, respectively.

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  ITLC received proceeds of $14.2 million and $11.8 million in the form of on-balance sheet collateralized borrowings for the three months ended January 31, 2010 and 2009, respectively.  As of January 31, 2010 and October 31, 2009, respectively, the balance of ITLC’s collateralized borrowings secured by operating and finance leases were $129.0 million and $125.0 million.

On December 16, 2009, we entered into a bank term loan for $79.3 million secured by specific retail notes and leases with monthly scheduled principal payments through March 2013.

INDEX

On December 16, 2009, our bank credit facility was refinanced for $815.0 million due in 2012. The new facility contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Under the new facility, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. The term loan principal is to be paid in quarterly installments of $0.9 million through October 31, 2012, with the balance of $354.2 million due on December 16, 2012.

The availability under the revolver portion of the current and prior bank credit facilities was as follows (in millions):
	January 31, 2010	October 31, 2009
Revolver bank loan	$450.0	$800.0
NFC revolving loan utilized	(391.0)	(670.5)
Mexican sub-revolver loan utilized	(20.0)	(14.0)
Total availability	$39.0	$115.5

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2009. There have been no significant changes in our exposure to market risk since October 31, 2009.

Item 4.  Controls and Procedures

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded,  processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II

Item 6.       Exhibits

Number		Page

10	Material Contracts	E-1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5
32	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2010.

INDEX

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: March 9, 2010	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

INDEX