Form 10-Q
period 2010-04-30
NAVISTAR FINANCIAL CORP
filed 2010-06-09
CIK 51303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or
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

As of April 30, 2010, the number of shares outstanding of the registrant's common stock was 1,600,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR, INC. , WHICH IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION, AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index

Index

PART I

Item 1.   Consolidated Financial Statements

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

Millions of dollars	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Revenues
Retail notes and finance leases revenue	$37.4	$46.1	$78.1	$93.2
Operating leases revenue	6.1	5.2	12.3	10.4
Wholesale notes interest	4.6	2.3	8.6	7.5
Retail and wholesale accounts interest	3.2	5.1	8.6	10.4
Securitization income	14.4	11.4	18.5	21.5
Other revenues	6.5	1.6	10.4	4.4
Total revenues	72.2	71.7	136.5	147.4

Expenses
Cost of borrowing:
Interest expense	17.9	15.1	33.5	42.0
Other	3.1	3.6	9.2	6.9
Credit, collections and administrative	16.2	15.0	29.7	30.4
Provision for credit losses	3.0	8.4	11.0	12.4
Depreciation on operating leases	4.7	4.1	9.9	8.0
Derivative expense	0.8	9.2	4.4	31.6
Other (income) expenses	(0.1)	0.4	(0.2)	2.7
Total expenses	45.6	55.8	97.5	134.0

Income before taxes	26.6	15.9	39.0	13.4
Income tax expense	10.0	6.1	14.7	5.5
Net income	$16.6	$9.8	$24.3	$7.9

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Shareowner’s Equity and Comprehensive Income
(Unaudited)
Millions of dollars	Capital Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance at October 31, 2008	$1.6	$199.6	$79.1	$(7.7)	$272.6
2009 Activity:
Net income	-	-	7.9	-	7.9	$7.9
Capital contribution from parent company	-	20.0	-	-	20.0	-
Pension adjustment, (net of tax)	-	-	-	0.3	0.3	0.3
Balance at April 30, 2009	$1.6	$219.6	$87.0	$(7.4)	$300.8	$8.2

Balance at October 31, 2009	$1.6	$219.6	$107.8	$(16.8)	$312.2
2010 Activity:
Net income	-	-	24.3	-	24.3	$24.3
Pension adjustment, (net of tax)	-	-	-	4.0	4.0	4.0
Balance at April 30, 2010	$1.6	$219.6	$132.1	$(12.8)	$340.5	$28.3

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
Millions of dollars	As of April 30, 2010	As of October 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$11.1	$16.1
Finance receivables, net of unearned income:
Finance receivables	2,273.5	2,538.6
Finance receivables from affiliates	127.3	154.3
Allowance for losses	(32.5)	(32.6)
Finance receivables, net	2,368.3	2,660.3

Amounts due from sales of receivables	223.5	291.5
Net investment in operating leases	89.5	79.5
Vehicle inventory	17.9	26.5
Restricted cash and cash equivalents	235.1	421.8
Other assets	86.8	107.7
Total assets	$3,032.2	$3,603.4

LIABILITIES AND SHAREOWNER’S EQUITY

Net accounts due to affiliates	$157.8	$31.2
Senior and secured borrowings	2,400.1	3,093.6
Other liabilities	133.8	166.4
Total liabilities	2,691.7	3,291.2

Shareowner’s equity
Capital stock ($1 par value, 2,000,000 shares authorized, 1,600,000 shares issued and outstanding)	1.6	1.6
Paid-in capital	219.6	219.6
Retained earnings	132.1	107.8
Accumulated other comprehensive loss	(12.8)	(16.8)
Total shareowner’s equity	340.5	312.2
Total liabilities and shareowner’s equity	$3,032.2	$3,603.4

See Notes to Consolidated Financial Statements

Index

Navistar Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended April 30,
Millions of dollars	2010	2009

Cash flow from operating activities:
Net income	$24.3	$7.9
Adjustments to reconcile net income to cash flow from operations:
Net loss on sales of finance receivables	26.8	24.7
Net (gain) loss on sale and impairment of equipment under operating leases and vehicle inventory	2.1	4.7
Depreciation and amortization	17.1	13.6
Provision for credit losses	11.0	12.4
Net change in amounts due from sales of receivables	68.0	(9.6)
Net change in finance receivables - wholesale notes	(87.3)	(43.2)
Net change in finance receivables from affiliates - wholesale	19.4	21.7
Net change in net accounts due to affiliates	126.6	30.1
Net change in other assets and liabilities	5.4	(0.5)
Net cash provided by operating activities	213.4	61.8

Cash flow from investing activities:
Net originations of retail notes and finance leases, includes affiliates	(351.9)	(315.7)
Net change in restricted cash and cash equivalents	186.7	(104.1)
Collections on retail notes and finance lease receivables, net of change in unearned income, includes affiliates	488.9	535.6
Net change in finance receivables from affiliates - accounts	1.7	2.7
Net change in finance receivables - accounts	163.4	8.6
Proceeds from sale of vehicle inventory	27.5	35.2
Purchase of equipment leased to others	(24.2)	(12.2)
Proceeds from sale of equipment under operating leases	3.3	2.0
Net cash provided by investing activities	495.4	152.1

Cash flow from financing activities:
Net change in bank revolver facilities, net of issuance costs	(264.7)	65.0
Proceeds from issuance of senior bank term debt, net of issuance costs	435.3	-
Principal payments on senior bank term debt	(611.2)	(3.1)
Proceeds from issuance of secured borrowings, net of issuance costs	244.5	319.6
Payments on secured borrowings	(517.7)	(630.2)
Capital contribution from parent company	-	20.0
Net cash used by financing activities	(713.8)	(228.7)

Change in cash and cash equivalents	(5.0)	(14.8)
Cash and cash equivalents, beginning of period	16.1	34.4
Cash and cash equivalents, end of period	$11.1	$19.6

Supplemental cash flow information:
Interest paid	$32.4	$47.7
Income taxes paid, net of refunds	0.7	0.3
Transfers of loans and leases to vehicle inventory	22.9	29.5

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

We prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion all normal recurring adjustments necessary for a fair presentation are reflected in the consolidated financial statements. Operating results for the three and six month periods ended April 30, 2010 are not necessarily indicative of the results for the full year.  The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in our 2009 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

Effective November 1, 2009, we adopted new accounting guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We did not have any subsidiaries subject to this guidance during the period therefore adoption did not have an impact on our consolidated financial condition, results of operations or cash flows.

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

As of April 30, 2010, we adopted new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also provides clarification to existing disclosures. The new guidance relates to disclosure only and, therefore, does not have an impact on our consolidated financial condition, results of operations or cash flows. The disclosure requirements of this new accounting guidance are included in Note 13, Fair Value Measurements.

Recently Issued Accounting Standards

New accounting guidance issued by various standard setting and governmental authorities that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our financial position, results of operations and cash flows:

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. A portion of this guidance requires new disclosures related to purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date is November 1, 2011. The new guidance relates to disclosure only and, therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows. When effective, we will comply with the disclosure provisions of this new guidance.

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

2. TRANSACTIONS WITH AFFILIATED COMPANIES

Wholesale Notes, Wholesale Accounts and Retail Accounts

In accordance with the agreements between NFC and Navistar, Inc. relating to financing of wholesale notes, wholesale accounts and retail accounts, NFC receives interest income from Navistar, Inc. at rates applied to the average outstanding balances.  These agreements are amended from time to time to reflect prevailing market rates and fees. Effective December 16, 2009, NFC began charging Navistar, Inc. a 3.0% per annum fee on the monthly outstanding balance of the new bank credit facility to adjust for the incremental cost of borrowing. This fee was $5.6 million and $8.4 million for the three and six months ended April 30, 2010, respectively, and is included in Other revenues. Interest paid by dealers on wholesale notes, if any, plus the payments made by Navistar, Inc. for the typical “interest free” period offered to the dealers equals the total revenues received on wholesale notes.  Substantially all revenues earned on wholesale accounts and retail accounts are received from Navistar, Inc. Receivables purchased by NFC from Navistar, Inc. for the three months ended April 30, 2010 and 2009, were $941.1 million and $829.4 million, respectively.  Receivables purchased by NFC from Navistar, Inc. for the six months ended April 30, 2010 and 2009, were $2.0 billion and $1.8 billion, respectively.  Aggregate interest and fee revenue from Navistar, Inc., excluding Dealcor dealers (those majority owned by Navistar, Inc.), for the three months ended April 30, 2010 and 2009, was $24.2 million and $19.5 million, respectively.  Aggregate interest and fee revenue from Navistar, Inc., excluding Dealcor dealers, for the six months ended April 30, 2010 and 2009, was $47.0 million and $37.3 million, respectively.  The interest and fee revenues are reported as components of Retail notes and finance leases revenue, Securitization income, Wholesale notes interest, Retail and wholesale accounts interest and Other revenues in the consolidated statements of operations.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finance Receivables, Operating Leases and Vehicle Inventory

Under certain circumstances Navistar, Inc. is contractually liable for losses on NFC’s finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal unpaid balance or share in the impairment losses or losses on sale of vehicle inventory with NFC.  Gains and losses recorded by Navistar, Inc. on vehicles financed by NFC were as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Net losses on finance receivables	$3.7	$3.9	$6.1	$4.7
Impairment losses on vehicle inventory	0.9	2.4	1.7	7.2
Net (gains) losses on sales of vehicle inventory	(0.5)	0.5	(0.3)	3.7

Guarantee Fee Revenue

NFC receives fees for its guarantee of revolving debt owed by Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”), a Mexican finance subsidiary of NIC. Fee amounts are based on outstanding balances. These guarantee fees for the three months ended April 30, 2010 and 2009, were $0.8 million and $0.6 million, respectively, and $1.6 million and $1.2 million for the six months ended April 30, 2010 and 2009, respectively.  Concurrently, NFC pays fees to NIC to provide a full backstop guarantee on all losses incurred as a result of NFC’s guarantee of NFM’s debt. Fees paid by NFC for this backstop guarantee totaled $0.1 million for the three and six month periods ended April 30, 2010. Fees paid by NFC for this backstop guarantee were $0.1 million and $0.2 million for the three and six month periods ended April 30, 2009, respectively.  No losses have been incurred relating to the guarantees.

Unsecured Loans to Affiliates

On March 1, 2010, NFC entered into a one-year working capital loan agreement with NFM whereas NFC has agreed to lend an aggregate amount not to exceed $100.0 million (at a floating rate equal to the Eurodollar loan rate for each month as set forth in the December 2009 bank credit facility). This agreement replaces the one-year $100.0 million working capital loan agreement which expired December 10, 2009. As of April 30, 2010 and October 31, 2009, no amounts were outstanding under the working capital loans and no interest income was recognized during the three or six month periods ended April 30, 2010 or 2009.

Support Agreements

As a condition to the December 2009 bank credit facility, Navistar, Inc. will not permit NFC’s ratio of the sum of consolidated pre-tax income, consolidated interest expense and capital contributions from Navistar, Inc. to consolidated interest expense (“Fixed Charge Coverage Ratio”) to be less than 125% on the last day of any fiscal quarter for the period of four consecutive fiscal quarters then ended. Navistar, Inc. made a capital contribution of $20.0 million to NFC during the three months ended January 31, 2009, to ensure compliance with the 125% Fixed Charge Coverage Ratio of the bank credit facility in place at that time.  As of April 30, 2010, no additional contributions have been required.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Accounts Due to and Finance Receivables from Affiliates

NIC has significant ownership interest in, or is primary beneficiary of VIEs related to, certain Dealcor dealers. These dealers’ operations are consolidated with NIC.  Other than being owned by NIC, Dealcor dealers are treated on par with non-owned independent dealers. Total revenue in our consolidated statements of operations includes revenue from Dealcor dealers of $1.7 million and $2.1 million for the three months ended April 30, 2010 and 2009, respectively, and $3.7 million and $4.4 million for the six months ended April 30, 2010 and 2009, respectively. Net accounts due to affiliates represents the balance of other payables and receivables related to operations, such as intercompany charges. Included in our consolidated statements of financial condition are the following balances with affiliates (in millions):

	April 30, 2010	October 31, 2009
Finance receivables from affiliates, net of unearned income and dealer reserve (Dealcor retail)	$98.8	$104.8
Finance receivables from affiliates (Dealcor wholesale)	28.5	49.5
Net accounts due to affiliates (non-Dealcor)	157.8	31.2

Operating Agreement and Related Exit Costs

On March 5, 2010,  NFC entered into a three-year Operating Agreement (with one year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”), Navistar, Inc. and NIC.  Under the terms of the agreement, GE becomes Navistar, Inc.’s preferred source of retail customer financing for equipment offered by Navistar, Inc. and its dealers in the U.S. GE will co-locate its operations in NFC’s existing facility and has offered employment to certain of NFC’s sales, credit and marketing personnel. Employees began the transition process in June 2010. Navistar, Inc. provides GE a loss sharing arrangement for credit losses similar to the loss sharing arrangement currently in place with NFC. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down.

Exit costs relating to this transaction include one-time employee termination benefits and facility transition costs. The one-time employee termination benefits are charged against earnings over the required service period. Exit costs included in Credit, collections and administrative were $0.9 million for the three and six month periods ended April 30, 2010. Total exit costs relating to this transaction are estimated to be $4.9 million, of which cumulative payments of less than $0.1 million have been made. Additionally, pension and other postretirement employee benefit charges relating to this transaction in the amount of $2.3 million were recognized in Credit, collections and administrative. See Note 9, Postretirement Benefits, for more information on these charges.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. FINANCE RECEIVABLES

Our primary business is to provide wholesale, retail and lease financing for new and used trucks sold by Navistar, Inc. and Navistar, Inc.’s dealers, and as a result, our receivables and leases have significant concentration in the trucking industry.  On a geographic basis, there is not a disproportionate concentration of credit risk in any region of the United States and we perform regular credit evaluations of our dealers and customers. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in the equipment associated with wholesale notes and retail notes. Financial instruments with potential credit risk consist primarily of Finance receivables. Finance receivables primarily represent receivables under retail finance contracts, receivables arising from leasing transactions and notes receivables.  As of April 30, 2010 and October 31, 2009, no single customer represented a significant concentration of credit risk.

Finance receivables balances are summarized as follows (in millions):

	April 30, 2010	October 31, 2009
Retail notes, net of unearned income	$1,762.2	$1,955.2
Finance leases, net of unearned income	125.5	121.5
Wholesale notes held-for-sale	255.2	167.9
Accounts (includes retail and wholesale)	130.6	294.0
Finance receivables from affiliates, net of unearned income	127.3	154.3
Total finance receivables	2,400.8	2,692.9
Allowance for losses	(32.5)	(32.6)
Total finance receivables, net	$2,368.3	$2,660.3

4. ALLOWANCE FOR LOSSES

The change in Allowance for losses for finance receivables is summarized as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,		Year Ended October 31
	2010	2009	2010	2009	2009
Allowance for losses, beginning of period	$35.3	$29.6	$32.6	$28.4	$28.4
Provision for credit losses	3.0	8.4	11.0	12.4	29.7
Net charge-offs	(5.8)	(7.8)	(11.1)	(10.6)	(25.5)
Allowance for losses, end of period	$32.5	$30.2	$32.5	$30.2	$32.6

Finance receivables include the following amounts relating to impaired receivables (in millions):
	April 30, 2010	October 31, 2009
Impaired receivables with specific loss reserves	$40.9	$62.3
Impaired receivables without specific loss reserves	2.2	2.5
Total impaired receivables	$43.1	$64.8

Specific loss reserves on impaired receivables recorded by NFC	$9.1	$10.3
Specific loss reserves recorded by Navistar, Inc.	11.8	14.2
Finance receivables over 60 days delinquent	13.7	15.7

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The average balances of impaired finance receivables for the three months ended April 30, 2010 and 2009 were $48.6 million and $60.9 million, respectively. The average balances of impaired finance receivables for the six months ended April 30, 2010 and 2009 were $53.9 million and $61.5 million, respectively.

Impaired receivables include customer balances identified as troubled loans as a result of financial difficulties, and other receivables on which earnings were suspended. NFC continued to collect payments on certain impaired receivable balances on which earnings were suspended.  As of April 30, 2010, three customers accounted for 54.8% of total impaired receivables with specific loss reserves of $5.1 million recorded by NFC and $5.8 million recorded by Navistar, Inc. As of October 31, 2009, three customers accounted for 42.5% of total impaired receivables with specific loss reserves of $5.6 million recorded by NFC and $2.0 million recorded by Navistar, Inc. NFC would be solely responsible for $3.3 million and $12.5 million of impaired receivables as of April 30, 2010, and October 31, 2009, respectively. Navistar, Inc. would be solely responsible for $4.7 million and $4.4 million of impaired receivables as of April 30, 2010, and October 31, 2009, respectively. Losses on the remaining impaired receivables are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements.

5. VEHICLE INVENTORY

NFC has inventory relating to asset repossessions of defaulted receivables and leased equipment returned at the end of the lease term that it reports separately in the consolidated statements of financial condition. Certain impairment losses, and gains and losses on the sale of vehicle inventory are allocated between NFC and Navistar, Inc. based on pre-established ratios under the loss sharing arrangements. Combined net losses recorded by NFC and Navistar, Inc. are summarized as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Impairment losses on vehicle inventory	$1.8	$3.8	$4.2	$9.3
Net (gains) losses on sale of vehicle inventory	1.0	0.9	(0.5)	5.4

See Note 2, Transactions with Affiliated Companies, for the portion of the above losses (gains) recorded by Navistar, Inc. The remaining impairment losses and losses on the sale of vehicles recorded by NFC are included in Other (income) expenses in the consolidated statements of operations.

The change in NFC’s Vehicle inventory is summarized as follows (in millions):
	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009	Year Ended October 31, 2009
Vehicle inventory, beginning of period	$26.5	$42.0	$42.0
Net additions	22.9	29.5	67.3
Impairment loss:
Recorded by NFC	(2.5)	(2.1)	(3.9)
Recorded by Navistar, Inc.	(1.7)	(7.2)	(9.2)
Net book value of assets sold	(27.3)	(36.9)	(69.7)
Vehicle inventory, end of period	$17.9	$25.3	$26.5

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases is summarized as follows (in millions):
	April 30, 2010	October 31, 2009
Investment in operating leases	$134.5	$119.8
Less: Accumulated depreciation	(45.6)	(41.0)
Net investment in equipment under operating leases	88.9	78.8
Rent receivable net of reserve for past due operating leases	0.6	0.7
Net investment in operating leases	$89.5	$79.5

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

NFC and its subsidiaries are included in NIC’s consolidated federal income tax returns.  Certain state income tax returns are required to be filed on a separate basis and others are included in various combined reports.  In accordance with its intercompany tax sharing agreement with NIC, all federal income tax liabilities or credits are determined by NFC and its subsidiaries as if NFC filed its own consolidated return.  Income tax expense includes federal, state and foreign income taxes.

We recognize interest and penalties as part of Income tax expense. Total gross interest and penalties included in Income tax expense were $0.3 million and $0.2 million for the three months ended April 30, 2010 and 2009, respectively, and $0.5 million and $0.4 million for the six months ended April 30, 2010 and 2009, respectively.  Cumulative gross interest and penalties included in the consolidated statements of financial condition as of April 30, 2010 and October 31, 2009 were $3.9 million and $3.4 million ($2.7 million and $2.3 million, respectively, net of indirect benefits).

We, as a subsidiary of NIC, are subject to examination in the United States federal tax jurisdiction for the years 2002 to 2009. Also, as a subsidiary of NIC or as a separate filing entity, we are subject to examination in various state and foreign jurisdictions over various periods.  In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income. We believe we have sufficient accruals for our contingent liabilities.  Our liability for uncertain tax positions was $6.9 million and $5.0 million as of April 30, 2010 and October 31, 2009, respectively. If these unrecognized tax benefits are recognized $5.6 million would impact our effective tax rate. While it is probable that the liability for uncertain tax positions may change during the next twelve months, we do not believe that such change would have a material impact on our financial condition, results of operations, or cash flows.

As of April 30, 2010, the gross unrecognized tax benefits exclusive of accrued interest and penalties were $9.8 million, ($6.9 million net of offsetting indirect tax benefits).  If these unrecognized tax benefits were recognized, the entire amount would impact our effective tax rate.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SENIOR AND SECURED BORROWINGS

Senior and secured borrowings are summarized as follows (in millions):
			Weighted Average Interest Rate
	April 30, 2010	October 31, 2009	April 30, 2010	October 31, 2009
Bank credit facility at variable rates due December 2012	$780.2	$-	4.6%	-
Bank credit facility at variable rates refinanced in December 2009	-	1,267.9	-	2.3%
Revolving retail warehouse facility at variable rates, due June 2010	500.0	500.0	0.5%	0.5%
Secured fixed-rate term loan due March 2013	67.3	-	5.9%	-
Borrowings secured by asset-backed securities at various rates, currently between 0.5% and 5.9%, due serially through October 2016	921.9	1,191.5	2.4%	1.6%
Borrowings secured by operating and finance leases due serially through October 2016 at rates currently between 2.6% and 6.6%	130.7	134.2	4.2%	4.0%
Total senior and secured borrowings	$2,400.1	$3,093.6	2.9%	1.8%

On December 16, 2009, the bank credit facility was refinanced for $815.0 million, maturing in December 2012. The facility contains a term loan of $365.0 million and a revolving loan of $450.0 million including a sub-revolver of up to $100.0 million for NIC’s Mexican finance subsidiaries. Under the new facility, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. The term loan principal is to be paid in quarterly installments of $0.9 million through October 31, 2012, with the balance of $354.2 million due on December 16, 2012.

Concurrent with the bank credit facility refinancing in December 2009, NFC issued borrowings secured by asset-backed securities of $224.9 million and issued a term loan secured by retail notes and leases of $79.3 million with monthly scheduled principal payments through March 2013.

On May 27, 2010, our wholly owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”) issued secured notes for $919.2 million with an initial placement of $881.1 million. The remaining notes are expected to be placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion will be used to pay off the revolving retail warehouse facility on June 15, 2010. Additionally, interest rate swap positions relating to the existing secured borrowings were closed out.

9. POSTRETIREMENT BENEFITS

Defined Benefit Plans

Generally, the qualified and non-qualified pension plans are non-contributory.  Our policy is to fund the pension plans in accordance with applicable United States government regulations.  As of April 30, 2010, all legal funding requirements have been met.  We were not required to make contributions to our pension plans for fiscal year 2009 and did not make contributions during the three and six month periods ended April 30, 2010 or 2009.  We currently do not anticipate making any contributions during the remainder of the fiscal year.

On March 18, 2010, an administrative change was made to the prescription drug program included in our other post-employment benefits (“OPEB”) plan affecting plan participants who are Medicare eligible.  Effective July 1, 2010, we will enroll Medicare eligible plan participants who do not opt out into a Medicare Part D Plan.  We will supplement the coverage provided by the Medicare Part D Plan.  As a result of this change, effective July 1, 2010, for substantially all of the Medicare eligible participants, we will no longer be eligible to receive the Medicare Part D subsidy that is available to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 23, 2010, the Patient Protection and Affordable Care Act ("PPACA") was enacted, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 ("HCERA") was enacted which amends certain aspects of the PPACA. The impact the PPACA and the HCERA's comprehensive health care reform legislation had on our OPEB obligation was evaluated and the elements expected to have a significant effect were incorporated into the obligation.

The plan change to move the Medicare eligible retirees to the Medicare Part D Plan resulted in a remeasurement of our obligation.  The remeasurement date was March 31, 2010. The discount rate used to measure the Accumulated Postretirement Benefit Obligation (“APBO”) was 5.6% at March 31, 2010 compared to 5.4% at October 31, 2009.  All other significant assumptions remained unchanged from the October 31, 2009 measurement date.  The impact of the plan change, which is net of the subsidy elimination, decreased the APBO by $4.5 million and was accounted for as prior service credit.  NFC, Navistar, Inc. and NIC are named defendants in a motion for injunction filed in April 2010, contesting our ability to implement this administrative change.  The impact of health care reform legislation on the APBO was a net increase of $0.9 million accounted for as an actuarial loss.  Our remeasurement was based on our best estimate of the impacts of the health care reform legislation on our OPEB plan.  As regulations regarding the implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change.  Actuarial gains due to the remeasurement decreased the APBO by $0.7 million.  The total remeasurement impact, net of tax, was recognized as a credit to equity as a component of Accumulated other comprehensive loss.  The effects of the remeasurement will decrease the net postretirement benefits expense by $0.2 million for the remainder of the fiscal year.

In addition, in the second quarter of 2010 we recognized contractual termination charges of $0.5 million related to the pension plans and curtailment charges of $1.8 million related to the OPEB plan due to the planned terminations of certain salaried employees in conjunction with the financing alliance with G.E. announced in March 2010.

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in Credit, collections and administrative is comprised of the following (in millions):

	Three Months Ended April 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost for benefits earned during the period	$-	$0.1	$-	$-
Interest on obligation	0.8	1.1	0.3	0.3
Amortization of cumulative losses	0.3	0.1	-	(0.1)
Settlements and curtailments	-	-	1.8	-
Contractual termination benefits	0.5	-	-	-
Less expected return on assets	(0.9)	(0.9)	(0.2)	(0.1)
Net postretirement benefits expense	$0.7	$0.4	$1.9	$0.1

	Six Months Ended April 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost for benefits earned during the period	$0.1	$0.2	$-	$-
Interest on obligation	1.7	2.1	0.5	0.6
Amortization of cumulative losses	0.5	0.2	-	(0.1)
Settlements and curtailments	-	-	1.8	-
Contractual termination benefits	0.5	-	-	-
Less expected return on assets	(1.8)	(1.8)	(0.3)	(0.2)
Net postretirement benefits expense	$1.0	$0.7	$2.0	$0.3

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of employees.  The defined contribution plans contain a 401(k) feature and provide a company match.  Many participants covered by the plans receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.  Defined contribution expense pursuant to these plans was $0.3 million and $0.3 million for the three months ended April 30, 2010 and 2009, respectively, and $0.6 million and $0.6 million for the six month period ended April 30, 2010 and 2009, respectively.

10.  CONTINGENCIES

Guarantees of Debt

NFC periodically guarantees the outstanding debt of affiliates.  The guarantees allow for diversification of funding sources for NFM and Navistar Comercial S. A. de C.V.  As of April 30, 2010, NFC’s maximum guarantee exposure to this outstanding debt was $178.0 million, the total amount outstanding at that date.  As of October 31, 2009, NFC’s maximum guarantee exposure to this outstanding debt was $199.5 million, the total amount outstanding at that date.  See Note 2 for fees recorded by NFC relating to these guarantees.

Guarantees of Derivatives

As of April 30, 2010 and October 31, 2009, NFC guaranteed derivative contracts for interest rate swaps and interest rate caps of NFM.  NFC’s exposure is limited to the default risk of NFM.  The unfavorable fair market value of the guaranteed derivatives was immaterial as of April 30, 2010 and October 31, 2009.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments to convert the variable rate debt to fixed.  These derivative financial instruments may include interest rate swaps and interest rate caps.  The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk as the instruments may become less valuable with changes in market conditions, interest rates or the credit spreads of the counterparties.  NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments, if any, with credit risk.  NFC’s counterparty credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

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

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of our derivative instruments are as follows (in millions):
	Other Assets		Other Liabilities
April 30, 2010	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$690.4	$15.1	$1,443.7	$29.1
Interest rate caps purchased	500.0	1.6	-	-
Interest rate caps sold	-	-	500.0	1.5
Total derivatives	$1,190.4	$16.7	$1,943.7	$30.6

	Other Assets		Other Liabilities
October 31, 2009	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swaps	$1,124.7	$32.4	$2,314.1	$61.1
Interest rate caps purchased	500.0	4.8	-	-
Interest rate caps sold	-	-	500.0	4.1
Total derivatives	$1,624.7	$37.2	$2,814.1	$65.2

The losses (gains) from derivative instruments included in Derivative expense are as follows (in millions):
	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Interest rate swaps	$0.6	$9.2	$3.8	$31.6
Interest rate caps purchased	1.8	(0.8)	3.1	1.2
Interest rate caps sold	(1.6)	0.8	(2.5)	(1.2)
Total	$0.8	$9.2	$4.4	$31.6

12. SECURITIZATION TRANSACTIONS

We typically sell our finance receivables to our various special purpose entities, while continuing to service the receivables thereafter.  In addition to servicing, NFC’s continued involvement includes retained interests in the sold receivables and hedging interest rates of the special purpose entity debt using interest rate swaps and caps. We maintain an ownership interest in a subordinated tranche that is in a first loss position. In accordance with current accounting guidance, some of these transactions qualify as sales of financial assets (off-balance sheet) whereby an initial gain or loss is recorded and servicing fee revenue, excess spread income and associated collection and servicing costs are recorded over the remaining life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables, and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.

Securitizations accounted for as sales of financial assets

NFC securitizes wholesale notes receivables and retail accounts receivables through off-balance sheet funding facilities.

The wholesale notes owner trust owned $691.4 million of wholesale notes and $45.1 million in cash equivalents as of April 30, 2010, and $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of available wholesale note trust funding facilities were as follows (in millions):

	Termination or Maturity	April 30, 2010	October 31, 2009
Investor notes	February 2010	$-	$212.0
Variable funding certificate (“VFC”)	April 2010	-	650.0
Variable funding notes (“VFN”)	August 2010	500.0	-
Investor notes	October 2012	350.0	-
Investor notes	January 2012	250.0	-
Total funding capacity		1,100.0	862.0
Funding utilized		(600.0)	(562.0)
Total availability		$500.0	$300.0

On April 16, 2010, the VFC was paid off and replaced with the VFN. As of April 30, 2010, no funding was utilized under the VFN. The utilized portion of the VFC was $350.0 million as of October 31, 2009. On November 10, 2009, NFC completed the sale of $350.0 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program.  On February 12, 2010, NFC completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under the TALF program. In addition, on February 25, 2010, NFC paid off previously issued investor notes of $212.0 million upon maturity.

Our retained interest in the wholesale note owner trust was $131.4 million and $191.9 million as of April 30, 2010 and October 31, 2009, respectively.

The Truck Retail Accounts Corporation (“TRAC’) facility owned $96.1 million of retail accounts and $20.0 million of cash equivalents as of April 30, 2010, and $89.2 million of retail accounts and $19.6 million of cash equivalents as of October 31, 2009. The amount of available retail accounts funding was as follows (in millions):

	Maturity	April 30, 2010	October 31, 2009
Conduit funding facility	October 2010	$100.0	$100.0
Funding utilized		(22.7)	(7.7)
Total availability		$77.3	$92.3

Our retained interest held in TRAC was $92.1 million and $99.6 million as of April 30, 2010 and October 31, 2009, respectively.

Amounts due from sales of receivables

Amounts due from sales of receivables represent NFC’s retained interest in the wholesale notes owner trust and TRAC facility off-balance sheet securitization transactions described above for wholesale notes and retail accounts.  NFC transfers pools of finance receivables to various subsidiaries.  The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all securitizations accounted for as sales is the fair value of the Amounts due from sales of receivables of $223.5 million and $291.5 million as of April 30, 2010 and October 31, 2009, respectively.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the initial gain or loss on the sale of the receivables.  Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction.   The fair value of our retained interests is based on these assumptions. See Note 13, Fair Value Measurements, for more information on the fair value measurement of our retained interests.  We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required.  Our retained interests are classified as trading securities and are recorded as Amounts due from sales of receivables in our consolidated statements of financial condition.

Amounts due from sales of receivables are summarized as follows (in millions):

	April 30, 2010	October 31, 2009
Excess seller’s interest	$183.6	$275.3
Interest only strip	10.5	9.6
Restricted cash reserves	29.4	6.6
Total amounts due from sales of receivables	$223.5	$291.5

The key economic assumptions as of April 30, 2010 and October 31, 2009, and the sensitivity of the current fair values of residual cash flows as of April 30, 2010, to an immediate adverse change of 10 and 20 percent in those assumptions are as follows (in millions):

	April 30,	October 31,	Adverse Fair Value Change at April 30, 2010
	2010	2009	10%	20%
Discount rate (annual)	7.7 to 18.8%	9.1 to 20.5%	$1.9	$4.4
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.2
Payment speed (percent of portfolio per month)	4.4 to 77.1%	4.9 to 70.8%	0.6	1.1

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

The following tables reconcile the total serviced portfolio to the on-balance sheet portfolio, net of unearned income (in millions):

April 30, 2010	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$1,762.2	$125.5	$860.4	$226.7	$213.5	$3,188.3
Less sold receivables – off-balance sheet	-	-	(605.2)	(96.1)	(86.2)	(787.5)
Total on-balance sheet.	$1,762.2	$125.5	$255.2	$130.6	$127.3	$2,400.8

October 31, 2009	Retail Notes	Finance Leases	Wholesale Notes	Accounts	Affiliates	Total
Serviced portfolio	$1,955.2	$121.5	$835.3	$383.2	$250.0	$3,545.2
Less sold receivables – off-balance sheet	-	-	(667.4)	(89.2)	(95.7)	(852.3)
Total on-balance sheet	$1,955.2	$121.5	$167.9	$294.0	$154.3	$2,692.9

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For sold receivables, wholesale notes and affiliates balances past due over 60 days were $1.0 million and $0.8 million as of April 30, 2010 and October 31, 2009, respectively. Accounts balances in TRAC past due over 60 days were $0.1 million and $1.6 million as of April 30, 2010 and October 31, 2009, respectively. No credit losses on sold receivables were recorded for the three and six month periods ended April 30, 2010, and 2009, respectively.

Securitization income

The following table sets forth the activity related to off-balance sheet securitizations reported in Securitization income on the consolidated statements of operations as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Fair value adjustments	$13.5	$9.8	$20.3	$29.3
Excess spread income	10.0	9.3	20.6	11.4
Servicing fees revenue	2.1	2.0	4.3	4.2
Losses on sales of receivables	(11.3)	(9.9)	(26.8)	(24.7)
Investment income	0.1	0.2	0.1	1.3
Securitization income	$14.4	$11.4	$18.5	$21.5

Cash flows from off-balance sheet securitization transactions are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Proceeds from sales of finance receivables	$954.2	$897.3	$2,027.2	$1,939.8
Servicing fees	4.3	2.1	6.5	4.3
Cash from net excess spread	20.2	8.6	30.6	10.3
Investment income	0.1	0.3	0.1	1.0
Total cash provided	$978.8	$908.3	$2,064.4	$1,955.4

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

Variable interest entities

We consolidate the retail owner trusts described above as VIEs since we remain the primary beneficiary of the trusts’ assets and liabilities.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As transferors of wholesale notes to QSPE trusts described previously, such transfers are not subject to the accounting standard on consolidation of VIEs, therefore, we do not consolidate any QSPEs to which those financial assets are transferred. The maximum loss exposure relating to these QSPEs is limited to our retained interests in the related securitization transactions and relates to credit risk only.

There was no change in the determination to consolidate these entities during the three and six month periods ended April 30, 2010, and we have not provided any financial or other support that we were not contractually obligated to provide.

The following table sets forth the carrying amount of transferred financial assets and (liabilities) of the consolidated VIEs and other securitizations that do not qualify for sale accounting treatment (in millions):

	Consolidated	Other
April 30, 2010	VIEs	Securitizations	Total
Finance receivables, net	$849.0	$751.7	$1,600.7
Net investment in operating leases	-	89.5	89.5
Restricted cash and cash equivalents	104.9	126.4	231.3
Vehicle inventory	7.7	2.0	9.7
Net derivative fair value	(15.0)	1.6	(13.4)
Secured borrowings	(738.0)	(814.6)	(1,552.6)

	Consolidated	Other
October 31, 2009	VIEs	Securitizations	Total
Finance receivables, net	$1,310.8	$404.9	$1,715.7
Net investment in operating leases	-	79.5	79.5
Restricted cash and cash equivalents	134.9	286.7	421.6
Vehicle inventory	13.9	5.6	19.5
Net derivative fair value	(31.6)	4.8	(26.8)
Secured borrowings	(1,191.5)	(634.2)	(1,825.7)

NFC securitized finance receivables and investments in operating leases of $5.5 million and $244.6 million under secured borrowings for the three and six month periods ended April 30, 2010, respectively, and $308.8 million and $320.6 million for the three and six month periods ended April 30, 2009, respectively. See Note 8, Senior and Secured Borrowings, for securitizations completed subsequent to April 30, 2010.

13. FAIR VALUE MEASUREMENTS

In accordance with current accounting guidance, we use a three-level valuation hierarchy of fair value measurements based upon the reliability of observable and unobservable inputs used in valuations of fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The use of observable and unobservable inputs result in the following fair value hierarchy of fair value measurements:

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

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying values and estimated fair values of our financial instruments (in millions):

	April 30, 2010		October 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11.1	$11.1	$16.1	$16.1
Retail notes	1,762.2	1,628.4	1,955.2	1,814.5
Finance receivables from affiliates	127.3	119.8	154.3	144.1
Accounts (wholesale and retail)	130.6	130.6	294.0	294.0
Wholesale notes	255.2	255.2	167.9	167.9
Amounts due from sales of receivables	223.5	223.5	291.5	291.5
Restricted cash and cash equivalents	235.1	235.1	421.8	421.8
Derivative financial instruments	16.7	16.7	37.2	37.2

Financial liabilities:
Net accounts due to affiliates	157.8	157.8	31.2	31.2
Senior and secured borrowings	2,400.1	2,420.2	3,093.6	3,008.2
Derivative financial instruments	30.6	30.6	65.2	65.2

The following tables present the fair values of financial instruments measured on a recurring basis (in millions):

April 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments:
Interest rate swaps	$-	$-	$15.1	$15.1
Interest rate caps purchased	-	1.6	-	1.6
Amounts due from sales of receivables	-	-	223.5	223.5
Assets total	$-	$1.6	$238.6	$240.2
Liabilities:
Derivative financial instruments:
Interest rate swaps	$-	$14.1	$15.0	$29.1
Interest rate caps sold	-	1.5	-	1.5
Liabilities total	$-	$15.6	$15.0	$30.6

October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments:
Interest rate swaps	$-	$-	$32.4	$32.4
Interest rate caps purchased	-	4.8	-	4.8
Amounts due from sales of receivables	-	-	291.5	291.5
Assets total	$-	$4.8	$323.9	$328.7
Liabilities:
Derivative financial instruments:
Interest rate swaps	$-	$29.5	$31.6	$61.1
Interest rate caps sold	-	4.1	-	4.1
Liabilities total	$-	$33.6	$31.6	$65.2

There were no transfers of financial instruments between fair value hierarchy levels during the six months ended April 30, 2010.

Index
NAVISTAR FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis for the six month periods ended April 30 (in millions):

2010	Net Interest Rate Swaps	Retained Interests	Total
Beginning of period	$0.8	$291.5	$292.3
Realized and unrealized losses included in earnings	(0.7)	(0.1)	(0.8)
Purchases, issuances and settlements	-	(67.9)	(67.9)
End of period	$0.1	$223.5	$223.6

2009	Net Interest Rate Swaps	Retained Interests	Total
Beginning of period	$-	$229.6	$229.6
Realized and unrealized gains included in earnings	1.3	5.0	6.3
Purchases, issuances and settlements	-	4.6	4.6
Ending of period	$1.3	$239.2	$240.5

Purchases, issuances and settlements represent the net cash activity related to new securitizations, liquidations and pay downs of retained interests.

The following table presents assets measured at fair value on a nonrecurring basis (in millions):

	April 30, 2010	October 31, 2009
Impaired finance receivables measured at fair value	$40.9	$62.3
Specific loss reserve recorded by NFC	(9.1)	(10.3)
Specific loss reserve recorded by Navistar, Inc.	(11.8)	(14.2)
Fair value of impaired finance receivables	$20.0	$37.8

Vehicle inventory	$17.9	$26.5

An impairment charge is recorded for the amount by which the carrying value of the finance receivables exceeds the fair value of the underlying collateral, net of remarketing costs. Fair values of the underlying collateral and Vehicle inventory are determined by dealer vehicle value publications, adjusted for certain market factors, which are Level 2 inputs. Combined impairment losses for NFC and Navistar, Inc. on Vehicle inventory were $1.8 million and $3.8 million for the three months ended April 30, 2010 and 2009, respectively, and $4.2 million and $9.3 million for the six months ended April 30, 2010 and 2009, respectively.

14. LEGAL PROCEEDINGS

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings, which constitute ordinary, routine litigation incidental to our business.  In our opinion, the disposition of these proceedings and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Credit spreads, which generally represent the default risk component above the base interest rate that a lender charges its customer, remain at historically high levels but are currently lower than the unprecedented levels seen at the end of 2008 and beginning of 2009. The increase in credit spreads has been partially offset by lower base interest rates through the first quarter of fiscal 2010.  This quarter we experienced a slight increase in base rates. The value of our lease and loan portfolio, the underlying collateral and our ability to generate new business at competitive rates depend substantially on the economic condition of the trucking industry. There has been a declining trend of financing originations whereby the retail portfolio has liquidated faster than new acquisitions have been financed. This quarter there was an increase in traditional truck industry unit sales volume for Navistar, Inc. Navistar, Inc. expects further recovery in traditional truck industry retail deliveries in the remainder of 2010. On the wholesale side, dealer financing has increased slightly as credit markets have stabilized. The wholesale portfolio balance has remained relatively constant since the end of fiscal 2009. NFC’s ability to raise rates has not been enough to counterbalance the entire impact of the lower financing volume. Credit spreads have been stable in 2010 and are expected to decrease slightly by year end, but remain higher than historical norms.

Index

NFC’s borrowing credit spreads on our recent securitizations and the refinancing of our bank facility have increased significantly and a large portion of the increase has been passed on to Navistar, Inc. in the form of higher finance rates and fees. We have also increased dealer wholesale finance rates. If borrowing costs on future funding facilities continue to increase, NFC will likely raise its finance rates to Navistar, Inc. and other customers.

On March 5, 2010,  NFC entered into a three-year Operating Agreement (with one year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”), Navistar, Inc. and NIC.  Under the terms of the agreement, GE becomes Navistar, Inc.’s preferred source of retail customer financing for equipment offered by Navistar, Inc. and its dealers in the U.S. GE will co-locate its operations in NFC’s existing facility and has offered employment to certain of NFC’s sales, credit and marketing personnel. Employees began the transition process in June 2010.  Navistar, Inc. provides GE a loss sharing arrangement for credit losses similar to the loss sharing arrangement currently in place with NFC. While under limited circumstances, NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues to decline over the next five years as the retail portfolio pays down. Exit costs recorded for the three month period ended April 30, 2010, were $3.2 million including related pension and other postretirement benefit charges.

Revenues have been declining reflecting lower financing volume as a direct result of declining Navistar, Inc. vehicle sales over recent years. Our Cost of borrowing has declined over recent years reflecting the impact of a lower base interest rate environment and lower average outstanding debt balances, although, we did experience a slight increase in base rates this quarter. NFC uses interest rate swaps and caps as economic hedges on the future cash flows of our secured borrowings. These swaps do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, thus the fair value adjustment is a period cost which can swing dramatically when fluctuations in forward interest rates occur. Securitization income has been negatively impacted by higher over-collateralization requirements of our renewed variable funding facility and funding under the TALF facilities. Additionally, our Provision for credit losses has decreased primarily as a result of the decline in the required allowance for losses as portfolio balances have declined.

Consolidated Comparison of Business Results

The following tables summarize our unaudited consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results.  Financial information is presented for the three and six month periods ended April 30, 2010 and 2009, as prepared in accordance with U.S. GAAP for interim financial information (in millions):
	Three Months Ended April 30,
	2010	2009	Change	% Change
Revenues
Financing revenue	$45.2	$53.5	$(8.3)	(15.5)
Securitization income	14.4	11.4	3.0	26.3
Operating leases and other revenue	12.6	6.8	5.8	85.3
Total revenues	72.2	71.7	0.5	0.7

Expenses
Cost of borrowing	21.0	18.7	2.3	12.3
Credit, collections and administrative	16.2	15.0	1.2	8.0
Provision for credit losses	3.0	8.4	(5.4)	(64.3)
Depreciation on operating leases	4.7	4.1	0.6	14.6
Derivative expense	0.8	9.2	(8.4)	(91.3)
Other (income) expenses	(0.1)	0.4	(0.5)	N.M.
Total expenses	45.6	55.8	(10.2)	(18.3)

Income before taxes	26.6	15.9	10.7	67.3
Income tax expense	10.0	6.1	3.9	63.9
Net income	$16.6	$9.8	$6.8	69.4

Percentage changes deemed to be not meaningful are designated N.M.

Index

	Six Months Ended April 30,
	2010	2009	Change	% Change
Revenues
Financing revenue	$95.3	$111.1	$(15.8)	(14.2)
Securitization income	18.5	21.5	(3.0)	(14.0)
Operating leases and other revenue	22.7	14.8	7.9	53.4
Total revenues	136.5	147.4	(10.9)	(7.4)

Expenses
Cost of borrowing	42.7	48.9	(6.2)	(12.7)
Credit, collections and administrative	29.7	30.4	(0.7)	(2.3)
Provision for credit losses	11.0	12.4	(1.4)	(11.3)
Depreciation on operating leases	9.9	8.0	1.9	23.8
Derivative expense	4.4	31.6	(27.2)	(86.1)
Other (income) expenses	(0.2)	2.7	(2.9)	N.M.
Total expenses	97.5	134.0	(36.5)	(27.2)

Income before taxes	39.0	13.4	25.6	191.0
Income tax expense	14.7	5.5	9.2	167.3
Net income	$24.3	$7.9	$16.4	207.6

Financing Revenue

Financing revenue is comprised of interest revenue from the following interest earning assets (in millions):

	Three Months Ended April 30
	2010	2009	Change	% Change

Retail notes and finance leases	$37.4	$46.1	$(8.7)	(18.9)
Wholesale notes	4.6	2.3	2.3	100.0
Retail and wholesale accounts	3.2	5.1	(1.9)	(37.3)
Total financing revenue	$45.2	$53.5	$(8.3)	(15.5)

	Six Months Ended April 30,
	2010	2009	Change	% Change
Retail notes and finance leases	$78.1	$93.2	$(15.1)	(16.2)
Wholesale notes	8.6	7.5	1.1	14.7
Retail and wholesale accounts	8.6	10.4	(1.8)	(17.3)
Total financing revenue	$95.3	$111.1	$(15.8)	(14.2)

Three month period ended April 30, 2010 compared to the three month period ended April 30, 2009

Financing revenue decreased as a result of a decrease in the average finance receivable portfolio balance from $2.8 billion to $2.4 billion, as originations decreased on declining industry demand for vehicles over recent years. The average interest rates of the finance receivable portfolio were 7.7% and 7.5% for 2010 and 2009, respectively.

Index

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $9.3 million to $10.0 million primarily resulting from the effect of the higher finance rates. Losses on sales of receivables net of fair value adjustments increased from a loss of $0.1 million to a loss of $2.2 million as a result of increased over-collateralization requirements effective with the recently completed wholesale notes funding facilities. This decrease was partially offset by the impact of a reduction in discount rates. Servicing fees remained constant and investment income decreased as a result of lower balances in restricted cash accounts established as additional collateral for our sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues increased from $6.8 million to $12.6 million primarily as a result of the additional fee charged to NIC for the incremental credit spread effective with the bank refinancing in December 2009, as well as an increase in rent from a higher investment in equipment in operating leases. These increases were partially offset by lower invested cash balances.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing increased from $18.7 million to $21.0 million as a result of higher base interest rates, partially offset by lower average debt balances. Our average interest rates on Senior and secured borrowings were 2.8% and 1.8% for the respective periods in 2010 and 2009 driven by  higher credit spreads on the retail securitizations and the bank credit facility refinancing completed subsequent to April 2009.  The average outstanding debt balance decreased from $3.3 billion to $2.5 billion, reflecting lower funding needs resulting from lower origination volume.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  The net increase of $1.2 million resulted from exit costs and employee benefit charges of $3.2 million relating to the GE Capital transaction, partially offset by a $2.0 million decrease attributable to lower headcount and lower IT project consultant fees.

Provision for credit losses on receivables decreased from $8.4 million to $3.0 million as a result of the decline in the required allowance for losses as portfolio balances have declined and the reduction in specific reserves during the quarter.

Depreciation on operating leases increased from $4.1 million to $4.7 million reflecting an increase in the investment in equipment under operating leases.  The average investment in equipment under operating leases increased from $117.0 million to $134.6 million.

Derivative expense decreased from $9.2 million to $0.8 million. The decrease in forward interest rate curves during the three months ended April 30, 2009, caused net fair values to decrease during that period. Additionally, the notional amounts of amortizing swaps were lower during the three months ended April 30, 2010.

Other (income) expenses moved from an expense position of $0.4 million to an income position of $0.1 million primarily as a result of a net gain on sales of vehicle inventory. This reflects some improvement in used truck values which have declined throughout the recent adverse economic environment.

Income tax expense includes federal, state and foreign taxes.  Our income tax expense increased from $6.1 million to $10.0 million as a result of additional pre-tax profit.

Index

Six month period ended April 30, 2010 compared to the six month period ended April 30, 2009

Financing revenue decreased as a result of a decrease in the average finance receivable portfolio balance from $3.0 billion to $2.5 billion, as originations decreased on declining industry demand for vehicles over recent years. The average interest rates of the finance receivable portfolio were 7.6% and 7.5% for 2010 and 2009, respectively.

Securitization income represents all revenue and expense components resulting from off-balance sheet sales of receivables including: excess spread income, servicing fees, initial gain or loss at time of sale, investment income and fair value adjustments related to retained interests. Excess spread income increased from $11.4 million to $20.6 million primarily resulting from the effect of the higher finance rates. Losses on sales of receivables net of fair value adjustments moved from a gain of $4.6 million to a loss of $6.5 million as a result of increased over-collateralization requirements effective with the recently completed wholesale notes funding facilities. This decrease was partially offset by a reduction in discount rates. Servicing fees remained constant and investment income decreased as a result of lower interest rates on restricted cash accounts established as additional collateral for our sold facilities.

Operating leases and other revenue primarily includes rental income on operating leases, interest earned on cash accounts and guarantee fees. These revenues increased from $14.8 million to $22.7 million primarily as a result an additional fee charged to NIC for the incremental credit spread effective with the bank refinancing in December 2009, as well as an increase in rent from higher investment in equipment in operating leases. These increases were partially offset by lower investment interest rates and lower invested cash balances.

Cost of borrowing primarily includes interest expense on Senior and secured borrowings. Cost of borrowing decreased from $48.9 million to $42.7 million as a result of lower average debt balances. The average outstanding debt balance decreased from $3.6 billion to $2.7 billion, reflecting lower funding needs resulting from lower origination volume. Our average interest rate on Senior and secured borrowings was 2.4% for each of the respective six month periods in 2010 and 2009.

Credit, collections and administrative expenses include costs relating to the management and servicing of receivables as well as general business expenses and wages.  The net decrease of $0.7 million resulted from separation costs in the 2009 period of $2.3 million that were not incurred in the 2010 period. Exit costs and employee benefit charges relating to the GE transaction of $3.2 million were recorded in the 2010 period less the impact of a lower headcount and other administrative costs of $1.6 million.

Provision for credit losses on receivables decreased from $12.4 million to $11.0 million as a result of the decline in the required allowance for losses as portfolio balances have declined.

Depreciation on operating leases increased from $8.0 million to $9.9 million reflecting an increase in the investment in equipment under operating leases.  The average investment in equipment under operating leases increased from $118.3 million to $127.2 million.

Derivative expense decreased from $31.6 million to $4.4 million. A decrease in forward interest rate curves during the six months ended April 30, 2009, caused net fair values to decrease significantly. Additionally, the notional amounts of amortizing swaps were lower during the six months ended April 30, 2010.

Other (income) expenses moved from an expense position of $2.7 million to an income position of $0.2 million primarily as a result of a net gain on sales of vehicle inventory. This reflects some improvement in used truck values which have declined throughout the recent adverse economic environment.

Income tax expense includes federal, state and foreign taxes.  Our income tax expense increased from $5.5 million to $14.7 million as a result of additional pre-tax profit.

Index

Financial Condition (in millions):
	As of
	April 30, 2010	October 31, 2009	Change	% Change
Cash and cash equivalents	$11.1	$16.1	$(5.0)	(31.1)
Finance receivables, net	2,368.3	2,660.3	(292.0)	(11.0)
Amounts due from sales of receivables	223.5	291.5	(68.0)	(23.3)
Net investment in operating leases	89.5	79.5	10.0	12.6
Vehicle inventory	17.9	26.5	(8.6)	(32.5)
Restricted cash and cash equivalents	235.1	421.8	(186.7)	(44.3)
Other assets	86.8	107.7	(20.9)	(19.4)
Total assets	$3,032.2	$3,603.4	$(571.2)	(15.9)

Net accounts due to affiliates	$157.8	$31.2	$126.6	405.8
Senior and secured borrowings	2,400.1	3,093.6	(693.5)	(22.4)
Other liabilities	133.8	166.4	(32.6)	(19.6)
Total liabilities	2,691.7	3,291.2	(599.5)	(18.2)

Total shareowner’s equity	340.5	312.2	28.3	9.1

Total liabilities and shareowner’s equity	$3,032.2	$3,603.4	$(571.2)	(15.9)

Balances as of April 30, 2010 compared to balances as of October 31, 2009

Finance receivables, net decreased $292.0 million to a balance of $2.4 billion.  Of the $292.0 million decrease, retail notes and finance leases, net of unearned income decreased $189.0 million which was the result of fewer acquisitions combined with customer payments. Accounts decreased by $163.4 million primarily relating to Ford business for which originations contractually ceased during the first fiscal quarter of 2010. Wholesale notes increased $87.3 million as dealer concentration limited the amount of notes eligible to be sold into the trust.  Finance receivables from affiliates decreased $27.0 million as a result of Dealcor’s continuing effort to reduce inventories.  Allowance for losses decreased $0.1 million as the net result of a slight decrease in specific loss reserves and the decline in the finance receivable portfolio balance, which were partially offset by the impact of higher historical losses.

Amounts due from sales of receivables decreased from $291.5 million to $223.5 million primarily as a result of a $60.5 million decrease in retained interests in sold wholesale notes caused by the reduction in utilization of variable funding facilities, partially offset by higher over-collateralization requirements in the recently completed wholesale note funding facilities. In addition, TRAC retained interest decreased by $7.5 million as customer concentration in the facility eased, allowing higher facility utilization.

Vehicle inventory decreased from $26.5 million to $17.9 million as a result of impairment losses of $4.2 million of which Navistar, Inc. recognized $1.7 million under the loss sharing arrangements with NFC. Additionally, sales of used trucks exceeded repossessions and lease terminations for the period.

Restricted cash and cash equivalents decreased from $421.8 million to $235.1 million primarily as a result of lower collateral account balances in Truck Retail Instalment Paper Corporation (“TRIP”) as finance receivable levels increased. The TRIP facility is required to maintain a combined balance of $500.0 million of finance receivables and cash equivalents as collateral. These decreases were partially offset primarily by the addition of cash collateral held in Navistar Financial Asset Sales Corp. (“NFASC”).

Other assets decreased from $107.7 million to $86.8 million as a result the amortization and acceleration of issuance costs relating to existing and refinanced debt, prepaid expenses and other capitalized assets, as well as the effect of monthly settlement payments and changes in fair value on derivative assets. The decrease was partially offset by new debt issuance costs relating to the refinancing of the bank credit facility which are amortized over the facility term.

Index

Net amounts due to affiliates increased from $31.2 million to $157.8 million primarily as a result of the increase in the trade payable with Navistar, Inc. attributed to the reduced bank credit facility refinanced in December 2009.

Senior and secured borrowings decreased from $3.1 billion to $2.4 billion primarily as a result of a net reduction in borrowings under the refinanced bank credit facility of $487.7 million and normal payments on secured borrowings of $517.7 million. These payments were partially offset by new borrowings which included the issuance of $224.9 million of asset-backed notes and a $79.3 million loan secured by retail notes and leases.

Other liabilities decreased from $166.4 million to $133.8 million primarily as a result of the monthly settlement payments and changes in fair value on derivative liabilities of $34.6 million, partially offset by a net increase in other accrued expenses of $2.0 million.

Shareowner’s equity increased from $312.2 million to $340.5 million as a result of net income of $24.3 million and pension adjustments of $4.0 million, net of tax.

Asset Quality

The following table summarizes delinquencies as a percentage of receivables:

	April 30, 2010	October 31, 2009	Change
Delinquencies
Retail notes and finance leases greater than 60 days.	0.5%	0.7%	(0.2)%
Wholesale notes greater than 60 days	0.2%	0.1%	0.1%
Wholesale accounts greater than 60 days	0.1%	0.9%	(0.8)%

Allowance to finance receivables coverage ratio	1.6%	1.4%	0.2%

The following table summarizes charge-offs for the periods ended April 30 (dollars in millions):

	2010	2009	Change
Charge-offs
Retail notes and finance leases charge-offs – three months	$5.8	$7.8	$(2.0)
Retail notes and finance leases charge-offs – six months	11.1	10.5	0.6

Retail notes and finance leases charge-offs to liquidations – three months	1.8%	2.8%	(1.0)%
Retail notes and finance leases charge-offs to liquidations – six months	1.9%	2.2%	(0.3)%

Retail notes and finance leases delinquencies greater than 60 days have returned to prior year levels after increased levels during most of the previous year attributed to the general economic downturn. Repossessions decreased from $17.8 million to $10.3 million for the three months ended April 30, 2009 and 2010, respectively, reflecting the lower delinquency status than April 30, 2009, partially offset by the impact of a lower receivable portfolio level.

The overall allowance to finance receivables coverage ratio increased as a result of the impact of higher loss experience in the historical component of the loss allowance, and the decline in the finance receivables portfolio balance. The average impaired receivables as a percentage of finance receivables were 2.7% and 2.4% for the six months ended April 30, 2010 and 2009, respectively.

Index

The allocation of the Allowance for losses by receivable type is as follows (in millions):

	April 30, 2010	October 31, 2009
Retail Notes and Finance Leases	$31.7	$31.8
Accounts	0.8	0.8
Total	$32.5	$32.6

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

In addition, when we identify significant customers as a probable risk of default, we segregate those customers’ receivables from the pools and separately establish a specific reserve based on the market value of the collateral and specific terms of the receivable contracts.  We use the same process in estimating the collateral values as we do in estimating the values of our Vehicle inventory.

Financing Environment

Financing Volume and Finance Market Share

NFC’s net retail notes and finance lease originations/purchases were $166.1 million and $351.9 million during the three and six month periods ended April 30, 2010, respectively. NFC’s net retail notes and finance lease originations/purchases were $109.0 million and $315.7 million during the three and six month periods ended April 30, 2009, respectively.  NFC provided 11.2% and 10.1% of retail and lease financing for the Navistar, Inc. new trucks sold in the U.S. during the six months ended April 30, 2010 and 2009, respectively.  NFC experienced a slight increase in market share as a result of an increase in financing to customers not normally requiring or seeking financing from NFC.

NFC provided 96.3% and 96.8% of the wholesale financing of new trucks sold to Navistar, Inc.’s dealers for the six months ended April 30, 2010 and 2009, respectively. Wholesale note originations were $0.7 billion and $1.6 billion for the three and six months ended April 30, 2010, respectively. Wholesale note originations were $0.7 billion and $1.5 billion for the three and six months ended April 30, 2009, respectively.

Serviced wholesale notes balances, including the portion from affiliates, were $965.7 million and $964.7 million as of April 30, 2010 and October 31, 2009, respectively. This reflects the relatively stable dealer acquisition activity.

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

Index

Credit Ratings

NFC’s credit ratings as of April 30, 2010, were as follows:
	Fitch	Standard & Poor’s
Senior unsecured debt	BB-	BB-

Outlook	Positive	Stable

In January 2010, Standard & Poor’s changed its outlook from negative to stable. In March 2010, Fitch changed its outlook from negative to positive.

Funding Trends

The uncertainty and market volatility in capital and credit markets has stabilized recently. The asset-backed securitization market used by NFC and its lending conduit banks continues to show signs of improvement. The TALF program added some stability to the securitization market. Pricing has improved, although it remains higher than historical norms. The market for wholesale floorplan securitizations has been more volatile than for retail loans. The wholesale note funding facilities completed within the last year contain increased over-collateralization requirements and credit spreads which reduce discounted future cash flows. Given present market conditions, we expect a near-term decrease in our borrowing costs relating to new funding facilities since market credit spreads are currently lower than spreads of our more recently issued debt. Our ability to obtain financing at competitive rates depends substantially on the funding opportunities available.

On November 10, 2009, NFC completed the sale of $350.0 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program.

On December 16, 2009, our bank credit facility was refinanced for $815.0 million due in 2012. The refinancing contains a term loan of $365.0 million and a revolving loan of $450.0 million with a sub-revolver of $100.0 million designated for NIC’s Mexican finance subsidiaries. Concurrent with the refinancing, NFC issued secured borrowings of $304.2 million secured by retail notes and leases. As a result of the decrease in the size of the bank facility, we have increased the balance of our trade payable with Navistar, Inc. which is included in Net accounts due to affiliates. As of April 30, 2010, the balance of the trade payable was $160.0 million. There was no balance as of October 31, 2009.

On February 12, 2010, we completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program. In addition, on February 25, 2010, NFC paid off previously issued investor notes of $212.0 million upon maturity.

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

Index

We securitized $246.8 million of retail notes through NFASC and issued secured borrowings of $224.9 million during the three and six months ended April 30, 2010. We securitized $343.3 million of retail notes through NFFRRC and issued secured borrowings of $298.6 million during the six months ended April 30, 2009.  No retail securitizations were completed through NFRRC during the six months ended April 30, 2010. Generally, NFC enters into interest rate swap agreements in connection with a securitization of retail note receivables.   On a consolidated basis, NFC effectively fixes the rate on a portion of its variable rate debt by entering into interest rate swap agreements with contractual amortization schedules.

NFC securitizes wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes.  The trust owned $691.4 million of wholesale notes and $45.1 in cash equivalents as of April 30, 2010, and $763.1 million of wholesale notes and no cash equivalents as of October 31, 2009.

Components of available wholesale note trust funding facilities were as follows (in millions):

	Termination or Maturity	April 30, 2010	October 31, 2009
Investor notes	February 2010	$-	$212.0
Variable funding certificate (“VFC”)	April 2010	-	650.0
Variable funding notes (“VFN”)	August 2010	500.0	-
Investor notes	October 2012	350.0	-
Investor notes	January 2012	250.0	-
Total funding capacity		1,100.0	862.0
Funding utilized		(600.0)	(562.0)
Total availability		$500.0	$300.0

On April 16, 2010, the VFC was paid off and replaced with the VFN. As of April 30, 2010, no funding was utilized under the VFN. The utilized portion of the VFC was $350.0 million as of October 31, 2009. On November 10, 2009, NFC completed the sale of $350.0 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program.

Our retained interest in the wholesale note owner trust was $131.4 million and $191.9 million as of April 30, 2010 and October 31, 2009, respectively.

On February 12, 2010, NFC completed the sale of $250.0 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under the TALF program. In addition, on February 25, 2010, NFC paid off investor notes of $212.0 million upon maturity.

TRAC obtains financing for its retail accounts through a bank conduit that provides for the funding of up to $100.0 million of eligible retail accounts. The utilized portion of the TRAC funding facility was $22.7 million and $7.7 million as of April 30, 2010 and October 31, 2009, respectively. TRAC held a retained interest in the facility of $92.1 million as of April 30, 2010, and $99.6 million as of October 31, 2009. The facility expires on October 29, 2010.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500.0 million revolving facility which matures on June 15, 2010.  This facility has been used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated statements of financial condition. As of April 30, 2010 and October 31, 2009, NFC had $487.9 million and $301.1 million, respectively, in retail notes and finance leases in TRIP.  In addition, the TRIP facility held $102.8 million and $275.5 million of cash equivalents as of April 30, 2010 and October 31, 2009, respectively.

Index

ITLC, our wholly-owned subsidiary, was established to provide for the funding of certain leases.  ITLC received proceeds of $19.7 million and $22.0 million in the form of on-balance sheet collateralized borrowings for the six months ended April 30, 2010 and 2009, respectively.  As of April 30, 2010 and October 31, 2009, respectively, the balance of ITLC’s collateralized borrowings secured by operating and finance leases were $122.5 million and $125.0 million.

On December 16, 2009, we entered into a bank term loan for $79.3 million secured by specific retail notes and leases with monthly scheduled principal payments through March 2013. On December 16, 2009, our bank credit facility was refinanced for $815.0 million due in 2012. The new facility contains a term loan of $365.0 million and a revolving loan of $450.0 million including a sub-revolver of up to $100.0 million for NIC’s Mexican finance subsidiaries. Under the new facility, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. The term loan principal is to be paid in quarterly installments of $0.9 million through October 31, 2012, with the balance of $354.2 million due on December 16, 2012.

The availability under the revolver portion of the current and prior bank credit facilities was as follows (in millions):

	April 30, 2010	October 31, 2009
Revolver bank loan	$450.0	$800.0
NFC revolving loan utilized	(417.0)	(670.5)
Mexican sub-revolver loan utilized	-	(14.0)
Total availability	$33.0	$115.5

On May 27, 2010, NFRRC issued secured notes in the amount of $919.2 million with an initial placement of $881.1 million.  The remaining notes are expected to be placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion will be used to pay off the TRIP facility on June 15, 2010. Additionally, interest rate swap positions relating to the existing secured borrowings were closed out.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2010, our disclosure controls and procedures were effective.

Index

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

Item 6.       Exhibits

Number		Page

10	Material Contracts	E-1
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
32	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2010.

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navistar Financial Corporation
(Registrant)

Date: June 8, 2010	By: /s/	DAVID L. DERFELT
David L. Derfelt
V.P., and Controller
(Principal Accounting Officer)

Index